Form 10-Q
period 1994-03-31
BLAIR CORP
filed 1994-05-10
CIK 71525

United States
                Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-Q
                           ---------
           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934




For the period Ended March 31, 1994  Commission File Number  1-878
                     --------------                         ---------------




                          BLAIR CORPORATION
- ---------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)




             DELAWARE                         25-0691670
- ---------------------------------------------------------------------------
        (State or other jurisdiction of      (I.R.S. Employer
         incorporation or organization)       Identification No.)




   220 HICKORY STREET, WARREN, PENNSYLVANIA      16366-0001
- ---------------------------------------------------------------------------
    (Address of principal executive offices)      (Zip Code)




                          (814) 723-3600
- ---------------------------------------------------------------------------
       (Registrant's telephone number, including area code)




                          Not applicable
- ---------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   ----   ----

As of May 10, 1994 the registrant had outstanding 9,231,032 shares of its common stock without nominal or par value.


PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1994



CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARY
                                                  March 31    December 31
                                                    1994          1993
                                                ------------   -----------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                      $  2,047,912  $  2,937,432
 Customer accounts receivable,
   less allowances for doubtful
   accounts and returns of $35,537,512
   in 1994 and $34,255,648 in 1993               108,157,206   112,452,666
 Inventories - Note F
  Merchandise                                     51,187,780    47,419,661
  Advertising and shipping supplies               15,029,245    14,652,580
                                                ------------  ------------
                                                  66,217,025    62,072,241
 Deferred income taxes                            16,560,000    15,807,000
 Prepaid expenses                                    674,426       409,562
                                                ------------  ------------
                    TOTAL CURRENT ASSETS         193,656,569   193,678,901

PROPERTY, PLANT AND EQUIPMENT - at cost
  Land                                             1,169,791       719,791
  Buildings                                       55,267,905    54,816,920
  Equipment                                       30,148,902    29,721,911
  Construction in progress                           505,522       522,692
                                                ------------  ------------
                                                  87,092,120    85,781,314
  Less allowances for depreciation                34,977,445    33,855,151
                                                ------------  ------------
                                                  52,114,675    51,926,163
                                                ------------  ------------
                            TOTAL ASSETS        $245,771,244  $245,605,064
                                               =============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Note payable to bank                           $ 17,000,000  $ 11,600,000
 Trade accounts payable                           34,396,641    34,579,040
 Advance payments from customers                   3,114,940     1,886,186
 Accrued expenses - Note D                         7,485,720     9,651,354
 Federal and state income taxes                    3,005,684     4,758,684
                                                ------------  ------------
               TOTAL CURRENT LIABILITIES          65,002,985    62,475,264

DEFERRED INCOME TAXES                              1,910,000     1,926,000

STOCKHOLDERS' EQUITY
 Common Stock without par value:
   Authorized 12,000,000 shares; issued
   10,075,440 shares (including shares
   held in treasury) - stated value                 419,810        419,810
  Additional paid-in capital                      9,595,875      9,595,875
  Retained earnings                             187,906,481    188,957,972
                                               ------------   ------------
                                                197,922,166    198,973,657
  Less 844,408 shares in 1994 and
    809,408 shares in 1993 of Common
    Stock in treasury - at cost                  17,526,017     16,056,017
  Less receivable from Employee Stock
    Purchase Plan                                 1,537,890      1,713,840
                                               ------------   ------------
                                                178,858,259    181,203,800
                                               ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $245,771,244   $245,605,064
                                               ============   ============


See accompanying notes.


CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARY




                                                    Three Months Ended
                                                         March 31
                                                   1994           1993
                                               ------------   ------------
Net sales                                      $118,440,298   $119,501,351
Other income - Note G                             6,035,556      5,205,886
                                               ------------   ------------
                                                124,475,854    124,707,237

Costs and expenses:
 Cost of goods sold                              56,550,194     58,063,207
 Selling                                         27,501,365     31,711,327
 General and administrative                      21,242,945     20,110,560
 Provision for doubtful accounts                  5,538,809      4,676,859
                                               ------------   ------------
                                                110,833,313    114,561,953
                                               ------------   ------------
              INCOME BEFORE INCOME TAXES         13,642,541     10,145,284

Income taxes - Note E                             5,463,000      4,119,000
                                               ------------   ------------
                              NET INCOME       $  8,179,541   $  6,026,284
                                               ============   ============


Net income per share based on average
 shares outstanding - Note C                       $.88           $.65
                                                   ====           ====


See accompanying notes.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARY



                                                    Three Months Ended
                                                         March 31
                                                   1994           1993
                                               ------------   ------------

Common Stock                                   $    419,810   $    419,810

Additional paid-in capital                        9,595,875      7,775,814

Retained Earnings:
 Balance at beginning of period                 188,957,972    182,111,957
 Net income                                       8,179,541      6,026,284
 Cash dividend declared - Note B                 (9,231,032)   (14,293,297)
                                               ------------   ------------
 Balance at end of period                       187,906,481    173,844,944

Treasury Stock:
 Balance at beginning of period                 (16,056,017)   (16,418,906)
 Purchase of common stock for treasury           (1,470,000)           -0-
                                               ------------   ------------
 Balance at end of period                       (17,526,017)   (16,418,906)

Receivable from Employee Stock Purchase Plan:
 Balance at beginning of period                  (1,713,840)    (1,454,490)
 Payments                                           175,950        284,295
                                               ------------   ------------
 Balance at end of period                        (1,537,890)    (1,170,195)
                                               ------------   ------------

            TOTAL STOCKHOLDERS' EQUITY         $178,858,259   $164,451,467
                                               ============   ============

See accompanying notes.


CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARY
                                                    Three Months Ended
                                                         March 31
                                                   1994           1993
                                               ------------   ------------
OPERATING ACTIVITIES
 Net income                                    $  8,179,541   $  6,026,284
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation                                 1,123,018      1,138,554
     Provision for doubtful accounts              5,538,809      4,676,859
     Provision for deferred income taxes           (769,000)    (1,240,000)
     Changes in operating assets and
       liabilities (using) providing cash:
         Customer accounts receivable            (1,243,349)    (4,907,745)
         Inventories                             (4,144,784)    (2,448,178)
         Prepaid expenses                          (264,864)      (107,034)
         Trade accounts payable                    (182,399)       787,501
         Advance payments from customers          1,228,754        439,314
         Accrued expenses                        (2,165,634)    (3,654,818)
         Federal and state income taxes          (1,753,000)      (671,000)
                                               ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES         5,547,092         39,737

INVESTING ACTIVITIES
 Purchases of property, plant and equipment      (1,311,530)    (3,601,153)
 Proceeds from sale of short-term investments           -0-        902,576
                                               ------------   ------------
   NET CASH USED BY INVESTING ACTIVITIES         (1,311,530)    (2,698,577)

FINANCING ACTIVITIES
 Proceeds from line of credit                    40,900,000     16,200,000
 Repayments on line of credit                   (35,500,000)    (6,900,000)
 Dividend paid                                   (9,231,032)   (14,293,297)
 Purchase of common stock for treasury           (1,470,000)           -0-
 Payments on receivable from
   Employee Stock Purchase Plan                     175,950        284,295
                                               ------------   ------------
   NET CASH USED BY FINANCING ACTIVITIES         (5,125,082)    (4,709,002)
                                               ------------   ------------

   DECREASE IN CASH AND CASH EQUIVALENTS           (889,520)    (7,367,842)

Cash and cash equivalents at beginning of year    2,937,432      9,118,850
                                               ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  2,047,912   $  1,751,008
                                               ============   ============



See accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1994

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1993.

On September 2, 1993, Blair formed a new wholly-owned subsidiary, Blair Holdings, Inc., a Delaware Corporation. The consolidated financial statements include the accounts of Blair Corporation and its subsidiary. All significant intercompany accounts are eliminated upon consolidation.

NOTE B - DIVIDENDS DECLARED
 2-10-93   $1.55 per share           2-09-94   $1.00 per share
 5-12-93     .35
 8-10-93     .35
11-10-93     .35

NOTE C - NET INCOME PER COMMON SHARE
                                                    Three Months Ended
                                                         March 31
                                                   1994           1993
                                                -----------    -----------
Net income                                      $ 8,179,541    $ 6,026,284
Average shares outstanding                        9,248,532      9,221,482
Net income per common share                        $.88           $.65

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                                 March 31      December 31
                                                   1994           1993
                                                -----------    -----------

Employee compensation                           $ 4,948,450    $ 5,081,753
Contribution to profit sharing
  and retirement plan                               874,021      3,294,397
Taxes, other than taxes on income                   376,434        199,687
Other accrued items                               1,286,815      1,075,517
                                                -----------    -----------
                                                $ 7,485,720    $ 9,651,354
                                                ===========    ===========




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1994

NOTE E - INCOME TAXES
The components of income tax expense are as follows:

                                                    Three Months Ended
                                                         March 31
                                                   1994           1993
                                                -----------    -----------
Currently payable:
  Federal                                       $ 5,107,000    $ 3,807,000
  State                                           1,125,000      1,552,000
                                                -----------    -----------
                                                  6,232,000      5,359,000
Deferred (credit)                                  (769,000)    (1,240,000)
                                                -----------    -----------
                                                $ 5,463,000    $ 4,119,000
                                                ===========    ===========


The currently payable state income tax provision for the three months ended March 31, 1994 reflects a reduction in the company's effective state tax rate as compared to the three months ended
March 31, 1993.

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate, 35% in 1994 and 34% in 1993, to income before income taxes are as follows:

                                                    Three Months Ended
                                                         March 31
                                                   1994           1993
                                                -----------    -----------
Statutory rate applied to
 pre-tax income                                 $ 4,774,889    $ 3,449,397
State income taxes, net
 of federal tax benefit                             625,300        826,320
Other items                                          62,811       (156,717)
                                                -----------    -----------
                                                $ 5,463,000    $ 4,119,000
                                                ===========    ===========


The increase in the statutory federal income tax rate from 34% to 35% was enacted into law in August 1993, effective January 1, 1993.

Components of the provision for deferred income tax credit are as follows:
                                                    Three Months Ended
                                                         March 31
                                                   1994           1993
                                                -----------    -----------
Provision for estimated
 returns                                        $ 1,009,000    $   435,000
Provision for doubtful accounts                     330,000        470,000
Cumulative effect adjustment
 as of January 1, 1993 of change
 in method of accounting for income taxes               -0-        207,000
Advertising costs                                  (619,000)           -0-
Other items - net                                    49,000        128,000
                                                -----------    -----------
                                                $   769,000    $ 1,240,000
                                                ===========    ===========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1994

NOTE E - INCOME TAXES - Continued
In the first quarter of 1993, the company adopted Financial Accounting Standards Board Statement No. 109 on accounting for income taxes. Prior to the adoption of Statement No. 109, income tax expense was determined using the deferred method. This accounting change did not have a material impact on the company - financial position increased by $207,000, $.02 per share.

Significant components of the company's deferred tax assets and liability as of March 31, 1994 and December 31, 1993 are as follows:

                                                 March 31      December 31
                                                   1994           1993
                                                -----------    -----------
Current deferred tax assets - net:
 Allowance for doubtful accounts                $11,835,000    $11,505,000
 Allowance for returns                            2,742,000      1,733,000
 Allowance for inventory obsolescence             1,705,000      1,705,000
 Accrued vacation pay                             1,070,000      1,061,000
 Inventory costs                                  1,043,000      1,019,000
Advertising costs                                (2,229,000)    (1,610,000)
Other items                                         394,000        394,000
                                                -----------    -----------
                                                $16,560,000    $15,807,000
                                                ===========    ===========



Long-term deferred tax liability:
 Tax over book depreciation                     $ 1,910,000    $ 1,926,000
                                                ===========    ===========



NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. If the FIFO method had been used for all merchandise inventories, the total amount would have increased by approximately $8,433,000 at March 31, 1994 and $8,358,000 at December 31, 1993, respectively.

NOTE G - OTHER INCOME
Other income consists of:
                                                    Three Months Ended
                                                         March 31
                                                   1994           1993
                                                -----------    -----------
Finance charges on time
 payment accounts                               $ 5,456,544    $ 4,416,916
Other items                                         579,012        788,970
                                                -----------    -----------
                                                $ 6,035,556    $ 5,205,886
                                                ===========    ===========


Finance charges on time payment accounts are recognized on an accrual basis of accounting based upon principal balances outstanding.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1994

Results of Operations
- ---------------------

First quarter 1994 net sales nearly matched the record first quarter 1993 net sales. First quarter 1994 net income increased 35.7% over 1993. The increased first quarter earnings (second highest in company history) were primarily attributable to an increased response rate from the existing customer file more than offsetting a decreased advertising program. Both customer and prospect advertising mailings were decreased resulting in lower selling expenses in 1994. The gross margin improved due to the change in sales mix (fewer prospect orders in 1994).

Net sales for the first quarter of 1994 were .9% lower than the 1993 record net sales. The response to customer advertising mailings increased 10.3% in 1994 nearly offsetting the reduction in advertising. Advertising dollars spent in 1994 returned 14.3% more in gross sales than in 1993. The number of orders filled in 1994 decreased 9.8% from 1993 but the average order size increased 9.6%. Returns as a percentage of adjusted gross sales improved, decreasing to 15.3% in 1994 from 15.7% in 1993, due to the change in sales mix.

Other income increased 15.9% in the first quarter of 1994 as compared to the first quarter of 1993. The increase was due to finance charges assessed on increased Easy Payment Plan accounts receivable. The direct mail multi-product prospect advertising program offers the Easy Payment Plan to first-time buyers. The program was greatly responsible for a 20.5% increase in Easy Payment Plan accounts receivable at March 31, 1994 as compared to March 31, 1993. Gross Easy Payment Plan sales were 5.0% higher in the first quarter of 1994 as compared to 1993.

Cost of goods sold as a percentage of net sales decreased to 47.7% in 1994 from 48.6% in 1993. The improvement in cost of goods was attributable to the change in sales mix in 1994. Fewer prospects (first-time buyers) resulted in fewer orders at incentive pricing and lower returns (15.3% in 1994, 15.7% in 1993).

Selling expenses in the first quarter of 1994 decreased 13.3% from 1993. The decrease was attributable to the reduction in advertising mailings.

The total number of advertising mailings released in the first quarter of 1994 was 21.4% less than in 1993. A 12.8% decrease in multi-product (31) customer mailings and a 44.7% decrease in multi-product (16) prospect mailings resulted in a direct mail advertising cost reduction of approximately $4,970,000.

Total volume of the media and co-op advertising programs increased 11.0% in the first quarter of 1994 as compared to 1993. The increased volume and a 5.4% reduction in average production and placement costs resulted in a net cost increase of approximately $130,000.

Home furnishings catalogs, offering over 300 products, were mailed in February (test) and March (full list) of 1994. Results continue to be favorable and three full list releases have been scheduled for the balance of 1994. The catalog mailings increased selling expenses in the first quarter of 1994 by approximately $590,000.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1994

Results of Operations - Continued
- ---------------------

General and administrative expenses increased 5.6% in the first quarter of 1994 over first quarter 1993. The higher expenses for 1994 resulted from an 8.9% increase in wage and benefit costs. Wages and benefits were higher due to normal pay increases and increased health insurance and profit sharing.

The provision for doubtful accounts as a percentage of credit sales increased 17.0% in the first quarter of 1994 as compared to 1993.
Credit sales increased 1.2% in 1994. First-time buyers (prospects) were approximately 8% of total credit sales in the first quarter of 1994 and 12% in the first quarter of 1993. In 1994, bad debts have been provided for using rates based on 1993 experience. Had similar rates been applied to the first quarter of 1993, the 1993 provision for doubtful accounts would have been approximately $1,000,000 higher and, as a percentage of credit sales, would have been 3.5% higher than the provision for the first quarter of 1994.

Income taxes as a percentage of income before income taxes were 40.0% in 1994 and 40.6% in 1993. An increase in the federal income tax rate from 34% to 35% was enacted into law in August 1993, retroactive to January 1, 1993. The federal increase was more than offset by a downward adjustment of the company's effective state income tax rate. First quarter 1993 income taxes do not reflect the federal and state changes as they did not come into effect until the third quarter of 1993. The company adopted Financial Accounting Standards Board Statement No. 109 on accounting for income taxes in the first quarter of 1993. Due to the relative insignificance of the adoption of this change in accounting, it was reported as a reduction in the company's first quarter 1993 income tax expense in the amount of $207,000.

On August 30, 1993, the company opened a new retail store in Wilmington, Delaware. The Delaware site was chosen due to the population density of Delaware and the surrounding states and the favorable business climate. In addition, on September 2, 1993, Blair formed a new wholly-owned subsidiary, Blair Holdings, Inc., a Delaware corporation.

Liquidity and Sources of Capital
- --------------------------------

The company continued to be in a positive cash position during 1994. All working capital needs were met and suppliers' invoices were timely paid in order to maximize dixcounts. The company has $30,000,000 available in lines of credit, $10,000,000 with no specified expiration date and $20,000,000 expiring May 31, 1994. Management anticipates renewing the lines upon their expiration.
The company incurred a total of $40,900,000 in short-term borrowings during the first quarter of 1994, $17,000,000 of which was outstanding at March 31, 1994. There were no long-term borrowings and excess funds when available were invested in federal government obligations, commercial paper and tax free securities.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1994

Liquidity and Sources of Capital - Continued
- --------------------------------

The ratio of current assets to current liabilities was 2.98 at March 31, 1994 and 3.10 at December 31, 1993. Working capital decreased $2,550,053. The decrease was reflected in decreased customer accounts receivable and increased note payable to bank and advance payments from customers offsetting increased inventories and decreased accrued expenses and federal and state income taxes. Primarily, the first quarter of 1994 decline in working capital was attributable to the $9,231,032 dividend declared and paid in the first quarter.

Merchandise inventory turnover was 3.7 at March 31, 1994, 3.8 at December 31, 1993 and 3.5 at March 31, 1993. The turnover rate improved primarily due to better-than-expected customer response during the fourth quarter of 1993 and first quarter of 1994. Merchandise inventory increased 6.0% from March 31, 1993 to March 31, 1994 primarily due to the home furnishings catalogs offering a wider product line than the traditional multi-product customer mailings.

The company has added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $1,311,530 during the first quarter of 1994 and $3,601,153 during the first quarter of 1993.

The company has completed over 90% of the renovation of its headquarters facility in Warren. Renovation of the first two levels was completed in Feburary 1993. The remaining two levels should be completed by mid-1994. Total cost of the renovation is estimated at $13,600,000 (including office furniture). Total cost incurred as of March 31, 1994 was approximately $13,000,000.

The new Delaware retail store which opened August 30, 1993 and the new wholly-owned subsidiary, Blair Holdings, Inc., formed September 2, 1993, are both in leased facilities and required little in the way of capital expenditure.

In December 1993, the company acquired a new site for the Erie, Pennsylvania outlet store. The new store, estimated to open in May 1994 at the Millcreek Mall, will contain approximately 36,000 square feet (old store - 15,000 square feet). The total cost of the new store will be approximately $2.1 million - $1.7 million incurred as of March 31, 1994.

The company has undertaken a study of the distribution center. The study will focus on operational and customer service improvements. The project enlists consultants who have worked with the company on previous projects. Future capital expenditures for the distribution center will depend on the results of the study, which aren't anticipated until Fall 1994.

It is anticipated that planned capital expenditures for the years ahead will be financed by cash flow from operations and short-term borrowings.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1994

Impact of Inflation and Changing Prices
- ---------------------------------------

Although inflation has moderated in our economy, the company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. During the past several years, selling prices have been raised sufficiently to offset increased merchandise costs, thereby realizing profit margins that continue to build fiscal strength.

The company principally uses the LIFO method of accounting for its merchandise inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces distortion in reported income due to increasing costs. The charges to operations for depreciation represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being used.

Property, plant and equipment are continuously being expanded and updated. Recent major projects are discussed under Liquidity and Sources of Capital. Assets acquired in prior years will, of course, be replaced at higher costs but this will take place over many years. New assets, when acquired, will result in higher depreciation charges, but in many cases, due to technological improvements, savings in operating costs should result. The company considers these matters in setting pricing policies.

Present tax laws do not allow deductions for the impact of inflation. Thus, taxes are levied on the company at rates which, in real terms, exceed established statutory rates. In general, during periods of inflation, this tax policy results in a tax on stockholders' investment in the company.


PART II.  OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1994

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a)   Exhibits
         --------
         None

   (b)   Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the quarter ended March 31, 1994.






                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            BLAIR CORPORATION
                                    -------------------------------
                                             (Registrant)






Date   May 10, 1994             By        Giles W. Schutte
- -------------------                 -------------------------------
                                          Giles W. Schutte
                                Executive Vice President and Treasurer
                                   (Principal Financial Officer)