Form 10-Q
period 1994-06-30
BLAIR CORP
filed 1994-08-11
CIK 71525

United States
                   Securities and Exchange Commission
                        Washington, D.C. 20549

                               FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934




For the period Ended June 30, 1994  Commission File Number  1-878




                          BLAIR CORPORATION
- - ------------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)



               DELAWARE                              25-0691670
- - ------------------------------------------------------------------------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification No.)




    220 HICKORY STREET, WARREN, PENNSYLVANIA            16366-0001
- - ------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)




                              (814) 723-3600
- - ------------------------------------------------------------------------
           (Registrant's telephone number, including area code)




                              Not applicable
- - ------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
  -----  -----

As of August 10, 1994 the registrant had outstanding 9,273,482 shares of its common stock without nominal or par value.


PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1994



CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARY
                                                    June 30      December 31
                                                     1994           1993
                                                 ------------   ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $  1,719,668   $  2,937,432
  Customer accounts receivable, less
    allowances for doubtful accounts
    and returns of $35,968,008 in 1994
    and $34,255,648 in 1993                       116,114,554    112,452,666
  Inventories - Note F
    Merchandise                                    48,934,162     47,419,661
    Advertising and shipping supplies              11,016,003     14,652,580
                                                 ------------   ------------
                                                   59,950,165     62,072,241
  Deferred income taxes                            18,080,000     15,807,000
  Prepaid expenses                                    730,956        409,562
                                                 ------------   ------------
                          TOTAL CURRENT ASSETS    196,595,343    193,678,901

PROPERTY, PLANT AND EQUIPMENT - at cost
  Land                                              1,169,791        719,791
  Buildings                                        56,153,400     54,816,920
  Equipment                                        30,743,959     29,721,911
  Construction in progress                            447,959        522,692
                                                 ------------   ------------
                                                   88,515,109     85,781,314
  Less allowances for depreciation                 36,115,860     33,855,151
                                                 ------------   ------------
                                                   52,399,249     51,926,163
                                                 ------------   ------------

                                  TOTAL ASSETS   $248,994,592   $245,605,064
                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank                           $ 10,500,000   $ 11,600,000
  Trade accounts payable                           32,591,250     34,579,040
  Advance payments from customers                   2,230,859      1,886,186
  Accrued expenses - Note D                        10,299,955      9,651,354
  Federal and state income taxes                    3,085,684      4,758,684
                                                 ------------   ------------
                     TOTAL CURRENT LIABILITIES     58,707,748     62,475,264

DEFERRED INCOME TAXES                               1,891,000      1,926,000

STOCKHOLDERS' EQUITY
  Common Stock without par value:
    Authorized 12,000,000 shares; issued
    10,075,440 shares (including shares held
    in treasury) - stated value                       419,810        419,810
  Additional paid-in capital                        9,595,875      9,595,875
  Retained earnings                               197,382,484    188,957,972
                                                 ------------   ------------
                                                  207,398,169    198,973,657
  Less 844,408 shares in 1994 and 809,408
     shares in 1993 of Common Stock in
     treasury - at cost                            17,526,017     16,056,017
  Less receivable from Employee Stock
     Purchase Plan                                  1,476,308      1,713,840
                                                 ------------   ------------
                                                  188,395,844    181,203,800
                                                 ------------   ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $248,994,592   $245,605,064
                                                 ============   ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARY


                                                    Three Months Ended               Six Months Ended
                                                           June 30                        June 30
                                                    1994          1993              1994           1993
                                                ------------  ------------      ------------  -------------

Net sales                                       $142,717,471  $137,281,872      $261,157,769   $256,783,223
Other income - Note G                              5,906,341     5,207,569        11,941,897     10,413,455
                                                ------------  ------------      ------------  -------------
                                                 148,623,812   142,489,441       273,099,666    267,196,678

Costs and expenses:
  Cost of goods sold                              67,438,296    65,451,325       123,988,490    123,514,532
  Selling                                         30,112,279    33,813,163        57,613,644     65,524,490
  General and administrative                      22,901,698    21,454,499        44,144,643     41,565,059
  Provision for doubtful accounts                  6,960,674     5,497,330        12,499,483     10,174,189
                                                ------------  ------------      ------------   ------------
                                                 127,412,947   126,216,317       238,246,260    240,778,270
                                                ------------  ------------      ------------   ------------

                    INCOME BEFORE INCOME TAXES    21,210,865    16,273,124        34,853,406     26,418,408

Income taxes - Note E                              8,504,000     6,913,000        13,967,000     11,032,000
                                                ------------  ------------      ------------   ------------

                                    NET INCOME  $ 12,706,865  $  9,360,124      $ 20,886,406   $ 15,386,408
                                                ============  ============      ============   ============

Net income per share based on average
  shares outstanding - Note C                       $1.38         $1.02             $2.26          $1.67
                                                    =====         =====             =====          =====

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARY

                                                     Three Months Ended               Six Months Ended
                                                          June 30                         June 30
                                                     1994           1993             1994          1993
                                                 ------------   ------------     ------------  ------------
Common Stock                                     $    419,810   $    419,810     $    419,810  $    419,810

Additional paid-in capital                          9,595,875      7,775,814        9,595,875     7,775,814

Retained Earnings:
  Balance at beginning of period                  187,906,481    173,844,944      188,957,972   182,111,957
  Net income                                       12,706,865      9,360,124       20,886,406    15,386,408
  Cash dividends declared - Note B                 (3,230,862)    (3,227,519)     (12,461,894)  (17,520,816)
                                                  -----------   ------------     ------------  ------------
Balance at end of period                          197,382,484    179,977,549      197,382,484   179,977,549

Treasury Stock:
  Balance at beginning of period                  (17,526,017)   (16,418,906)     (16,056,017)  (16,418,906)
  Purchase of common stock for treasury                   -0-            -0-       (1,470,000)          -0-
                                                  -----------   ------------     ------------  ------------
Balance at end of period                          (17,526,017)   (16,418,906)     (17,526,017)  (16,418,906)

Receivable from Employee Stock Purchase Plan:
  Balance at beginning of period                   (1,537,890)    (1,170,195)      (1,713,840)   (1,454,490)
  Payments                                             61,582         45,990          237,532       330,285
                                                  -----------   ------------     ------------  ------------
Balance at end of period                           (1,476,308)    (1,124,205)      (1,476,308)   (1,124,205)
                                                  -----------   ------------     ------------  ------------

                  TOTAL STOCKHOLDERS' EQUITY     $188,395,844   $170,630,062     $188,395,844  $170,630,062
                                                 ============   ============     ============  ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARY
                                                      Six Months Ended
                                                           June 30
                                                     1994           1993
                                                 ------------   ------------
OPERATING ACTIVITIES
  Net income                                     $ 20,886,406   $ 15,386,408
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation                                  2,261,542      2,238,343
      Provision for doubtful accounts              12,499,483     10,174,189
      Provision for deferred income taxes          (2,308,000)    (1,660,000)
      Changes in operating assets and
        liabilities (using) providing cash:
          Customer accounts receivable            (16,161,371)   (18,377,416)
          Inventories                               2,122,076     11,350,704
          Prepaid expenses                           (321,394)      (162,319)
          Trade accounts payable                   (1,987,790)    (5,065,583)
          Advance payments from customers             344,673        257,350
          Accrued expenses                            648,601     (2,023,300)
          Federal and state income taxes           (1,673,000)        62,000
                                                 ------------   ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES    16,311,226     12,180,376

INVESTING ACTIVITIES
  Purchases of property, plant and equipment       (2,734,628)    (6,220,216)
  Proceeds from sale of short-term investments            -0-        902,576
                                                 ------------   ------------
          NET CASH USED BY INVESTING ACTIVITIES    (2,734,628)    (5,317,640)

FINANCING ACTIVITIES
  Proceeds from line of credit                     68,400,000     51,350,000
  Repayments on line of credit                    (69,500,000)   (49,650,000)
  Dividends paid                                  (12,461,894)   (17,520,816)
  Purchase of common stock for treasury            (1,470,000)           -0-
  Payments on receivable from
    Employee Stock Purchase Plan                      237,532        330,285
                                                 ------------   ------------
          NET CASH USED BY FINANCING ACTIVITIES   (14,794,362)   (15,490,531)
                                                 ------------   ------------

          DECREASE IN CASH AND CASH EQUIVALENTS    (1,217,764)    (8,627,795)

Cash and cash equivalents at beginning of year      2,937,432      9,118,850
                                                 ------------   ------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD  $  1,719,668   $    491,055
                                                 ============   ============
See accompanying notes.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1994

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1993.

On September 2, 1993, Blair formed a new wholly-owned subsidiary, Blair Holdings, Inc., a Delaware Corporation. The consolidated financial statements include the accounts of Blair Corporation and its subsidiary. All significant intercompany accounts and transactions are eliminated upon consolidation.

NOTE B - DIVIDENDS DECLARED
 2-10-93   $1.55 per share                 2-09-94   $1.00 per share
 5-12-93     .35                           4-19-94     .35
 8-10-93     .35                           7-20-94     .35
11-10-93     .35

NOTE C - NET INCOME PER COMMON SHARE
                               Three Months Ended          Six Months Ended
                                     June 30                    June 30
                               1994         1993          1994         1993
                            -----------  -----------   -----------  -----------
Net income                  $12,706,865  $ 9,360,124   $20,886,406  $15,386,408
Average shares outstanding    9,231,032    9,221,482     9,241,032    9,221,482
Net income per common share    $1.38        $1.02         $2.26        $1.67

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                           June 30     December 31
                                            1994          1993
                                         -----------   -----------
Employee compensation                    $ 6,321,446   $ 5,081,753
Contribution to profit sharing
  and retirement plan                      2,229,110     3,294,397
Taxes, other than taxes on income            237,048       199,687
Other accrued items                        1,512,351     1,075,517
                                         -----------   -----------
                                         $10,299,955   $ 9,651,354
                                         ===========   ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1994

NOTE E - INCOME TAXES
The components of income tax expense are as follows:
                             Three Months Ended         Six Months Ended
                                   June 30                   June 30
                             1994          1993        1994         1993
                          -----------   ----------- -----------  -----------
Currently payable:
  Federal                 $ 8,150,000   $ 5,203,000 $13,257,000  $ 9,010,000
  State                     1,893,000     2,130,000   3,018,000    3,682,000
                          -----------   ----------- -----------  -----------
                           10,043,000     7,333,000  16,275,000   12,692,000
Deferred (credit)          (1,539,000)     (420,000) (2,308,000)  (1,660,000)
                          -----------   ----------- -----------  -----------
                          $ 8,504,000   $ 6,913,000 $13,967,000  $11,032,000
                          ===========   =========== ===========  ===========

The currently payable state income tax provisions for the second quarter and first six months of 1994 reflect a reduction in the company's effective state tax rate as compared to the second quarter and first six months of 1993.

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate, 35% in 1994 and 34% in 1993, to income before income taxes are as follows:
                             Three Months Ended         Six Months Ended
                                   June 30                   June 30
                             1994         1993         1994          1993
                          -----------  -----------  -----------   -----------

Statutory rate applied to
  pre-tax income          $ 7,423,803  $ 5,532,862  $12,198,692   $ 8,982,259
State income taxes, net
  of federal tax benefit    1,017,900    1,325,940    1,643,200     2,152,260
Other items                    62,297       54,198      125,108      (102,519)
                          -----------  -----------  -----------   -----------
                          $ 8,504,000  $ 6,913,000  $13,967,000   $11,032,000
                          ===========  ===========  ===========   ===========

The increase in the statutory federal income tax rate from 34% to 35% was enacted into law in August 1993, effective January 1, 1993

Components of the provision for deferred income tax credit are as follows:
                            Three Months Ended          Six Months Ended
                                  June 30                    June 30
                            1994         1993           1994          1993
                         -----------  -----------    -----------   -----------
Provision for estimated
  returns                $  (133,000) $  (149,000)   $   876,000   $   286,000
Provision for doubtful
  accounts                   153,000      420,000        483,000       890,000
Cumulative effect
  adjustment as of January
  1, 1993 of change in
  method of accounting for
  income taxes                   -0-          -0-            -0-       207,000
Advertising costs          1,466,000          -0-        847,000           -0-
Other items - net             53,000      149,000        102,000       277,000
                          ----------  -----------    -----------   -----------
                         $ 1,539,000  $   420,000    $ 2,308,000   $ 1,660,000
                         ===========  ===========    ===========   ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1994

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

Significant components of the company's deferred tax assets and liability as of June 30, 1994 and December 31, 1993 are as follows:
                                            June 30     December 31
                                             1994          1993
                                          -----------   -----------
Current deferred tax assets - net:
  Allowance for doubtful accounts         $11,988,000   $11,505,000
  Allowance for returns                     2,609,000     1,733,000
  Allowance for inventory obsolescence      1,705,000     1,705,000
  Accrued vacation pay                      1,079,000     1,061,000
  Inventory costs                           1,068,000     1,019,000
  Advertising costs                          (763,000)   (1,610,000)
  Other items                                 394,000       394,000
                                          -----------   -----------
                                          $18,080,000   $15,807,000
                                          ===========   ===========

Long-term deferred tax liability:
  Tax over book depreciation              $ 1,891,000   $ 1,926,000
                                          ===========   ===========

NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. If the FIFO method had been used for all merchandise inventories, the total amount would have increased by approximately $8,508,000 at June 30, 1994 and $8,358,000 at December 31, 1993, respectively.

NOTE G - OTHER INCOME
Other income consists of:
                             Three Months Ended           Six Months Ended
                                   June 30                     June 30
                              1994         1993          1994          1993
                           -----------  -----------   -----------   -----------
Finance charges on time
  payment accounts         $ 5,288,174  $ 4,601,764   $10,744,718   $ 9,018,680
Other items                    618,167      605,805     1,197,179     1,394,775
                           -----------  -----------   -----------   -----------
                           $ 5,906,341  $ 5,207,569   $11,941,897   $10,413,455
                           ===========  ===========   ===========   ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting based upon principal balances outstanding.

NOTE H - EMPLOYEE STOCK PURCHASE PLAN
The company has an Employee Stock Purchase Plan wherein shares of treasury stock may be issued to certain employees at a price established at the discretion of the Employee Stock Purchase Plan Committee. The stock issued under the Plan was 42,450 shares on July 7, 1994 and 44,550 shares on July 6, 1993.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1994

RESULTS OF OPERATIONS
- - ---------------------

New records for second quarter and six month net sales were set in 1994. Net income reached record levels in the second quarter and first six months of 1994, increasing 35.8% and 35.7% from the same periods of 1993. The record earnings were primarily attributable to increased response rates. In 1994, increased response to the multi-product customer mailings, the home furnishings catalogs and the co-op and media programs achieved comparable sales volumes despite reductions in the total advertising program. Customer and prospect advertising mailings and the co-op and media programs were decreased resulting in lower selling expenses in 1994.

Net sales for 1994 increased 4.0% and 1.7% over the prior record sales of the second quarter and first six months of 1993. The response to customer advertising mailings increased 9.2% and 10.9% in 1994. Response to the home furnishings catalogs during the six months of 1994 was running better than 40% over the 1993 response rate to home furnishings multi-product customer mailings. Response to the co-op and media programs increased 29.8% and 3.7% in 1994. Advertising dollars spent in 1994 returned more in gross sales than in 1993 - 16.3% more in the second quarter, 15.2% more in the first six months. The number of orders filled in 1994 decreased 5.1% and 7.4% from 1993 but the average order size increased 8.4% and 9.0%. Returns as a percentage of adjusted gross sales improved in 1994, decreasing to 14.8% and 15.0% from 15.3% and 15.5% in 1993. Returns improved due to changes in product mix (more higher quality products) and sales mix (fewer prospects) in 1994.

Other income increased 13.4% and 14.7% in the second quarter and six months of 1994 as compared to 1993. The increases were due to finance charges assessed on increased Easy Payment Plan accounts receivable. The direct mail multi-product prospect advertising program offers the Easy Payment Plan to first-time buyers. The program has been greatly responsible for an average 19.8% increase (approximately $22,250,000) in Easy Payment Plan accounts receivable in 1994 as compared to 1993. Gross Easy Payment Plan sales were 11.0% and 8.2% higher in the second quarter and six months of 1994 as compared to 1993.

Cost of goods sold as a percentage of net sales decreased to 47.3% and 47.5% in 1994 from 47.7% and 48.1% in 1993. Fewer prospect (first-time buyers) orders at incentive pricing and lower returns (14.8% and 15.0% in 1994, 15.3% and 15.5% in 1993) were primarily responsible for the improved margins in the 1994 periods.

Selling expenses in the second quarter and first six months of 1994 decreased 10.9% and 12.1% from 1993. The decrease selling expenses were attributable to reductions in advertising mailings and the co-op and media programs.

The total number of advertising mailings released in the second quarter of 1994 was 16.8% less than in 1993 (1994 - 59,458,000, 1993 - 71,493,000). A 14.1%
decrease in multi-product customer mailings (1994 - 43,102,000, 1993 - 50,187,000), a 27.6% decrease in multi-product prospect mailings (1994 - 13,456,000, 1993 - 18,590,000) and a 6.8% increase in single-product mailings (1994 - 2,900,000, 1993 - 2,716,000) resulted in a net direct mail advertising cost reduction of approximately $4,550,000. The total number of advertising mailings released in the six months of 1994 was 19.1% less than in the first


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1994

RESULTS OF OPERATIONS - CONTINUED
- - ---------------------

six months of 1993 (1994 - 112,765,000, 1993 - 139,320,000).  A 13.5% decrease in multi-product customer mailings (1994 - 83,314,000, 1993 - 96,312,000) a
36.3% decrease in multi-product prospect mailings (1994 - 24,084,000, 1993 - 37,823,000) and a 3.5% increase in single-product mailings (1994 - 5,367,000, 1993 - 5,185,000) resulted in a net direct mail advertising cost reduction of approximately $9,520,000. Customer mailings have decreased in 1994 primarily due to the better targeting of mailings, the removal of non-responding names from the customer file and the full list offerings of home furnishings catalogs. Prospect mailings have decreased in 1994 due to the elimination of poorly performing acquired mailing lists and tightened credit policies.

Total volume of the co-op and media advertising programs decreased 35.1% and 12.6% in the second quarter (1994 - 393 million, 1993 - 605 million) and six months (1994 - 1,032 million, 1993 - 1,182 million) of 1994 as compared to 1993. The decreased volume and 3.5% and a 5.0% reductions in average production and placement costs resulted in net cost decreases of approximately $2,010,000 (second quarter) and $1,880,000 (six months).

Home furnishings catalogs, offering 350 to 400 products, mailed in 1994 numbered 4,887,000 in the second quarter and 5,971,000 in the first six months. Results continue to be favorable and more full customer list releases and a 6 million catalog prospect program have been scheduled for the second half of 1994. Test mailings of men's and women's apparel catalogs have been scheduled for fall 95 and spring 96. Catalog mailings increased selling expenses in the second quarter and six months of 1994 by approximately $2,700,000 and $3,290,000.

General and administrative expenses increased 6.7% in the second quarter and 6.2% in the six months of 1994 as compared to 1993. The higher expenses for 1994 primarily resulted from 6.8% and 7.8% increases in wage and benefit costs. Wages and benefits were higher due to normal pay increases, increased profit sharing and a larger work force. The number of employees increased, on average, 5.3% in the second quarter and 3.0% year-to-date.

The provision for doubtful accounts as a percentage of credit sales increased 18.2% and 17.7% in the 1994 periods as compared to 1993. Credit sales increased 7.1% in the second quarter and 4.4% year-to-date. Prospect (first-time buyer) credit sales as a percentage of total credit sales were approximately 9.5% and 9.0% in the second quarter and six months of 1994 as compared to approximately 13.6% and 13.0% in 1993. In 1994, bad debts have been provided for using rates based on current 1993 experience. Had similar rates been applied to the second quarter and first six months of 1993, the 1993 provisions for doubtful accounts would have been approximately $2,000,000 and $3,000,000 higher. As a percentage of credit sales, the revised 1993 provisions would have been 16.3% and 11.0% higher than the 1994 provisions.

Income taxes as a percentage of income before income taxes were 40.1% in the second quarter and six months of 1994 as compared to 42.5% and 41.8% in 1993. An increase in the federal income tax rate from 34% to 35% was enacted into law in August 1993, retroactive to January 1, 1993. The federal increase was more



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1994

RESULTS OF OPERATIONS - CONTINUED
- - ---------------------

than offset by a downward adjustment of the company's effective state income tax rate. Income taxes for the first and second quarter of 1993 do not reflect the federal and state changes as they did not come into effect until the third quarter of 1993. The company adopted Financial Accounting Standards Board Statement No. 109 on accounting for income taxes in the first quarter of 1993. Due to the relative insignificance of the adoption of this change in accounting, it was reported as a reduction in the company's first quarter 1993 income tax expense in the amount of $207,000.

On August 30, 1993, the company opened a new retail store in Wilmington, Delaware. The Delaware site was chosen due to the population density of Delaware and the surrounding states and the favorable business climate. In addition, on September 2, 1993, Blair formed a new wholly-owned subsidiary, Blair Holdings, Inc., a Delaware corporation.

LIQUIDITY AND SOURCES OF CAPITAL
- - --------------------------------

The company continued to be in a positive cash position during 1994. All working capital needs were met and suppliers' invoices were timely paid in order to maximize discounts. The company has $40,000,000 available in lines of credit, $10,000,000 with no specified expiration date and $30,000,000 expiring May 31, 1995. Management anticipates renewing the lines upon their expiration. The company incurred a total of $68,400,000 in short-term borrowing during the first half of 1994, $10,500,000 of which was outstanding at June 30, 1994. There were no long-term borrowings and excess funds when available were invested in federal government obligations, commercial paper and tax free securities.

The ratio of current assets to current liabilities was 3.35 at June 30, 1994,
3.10 at December 31, 1993 and 3.55 at June 30, 1993. Working capital increased $6,683,958 during the six months of 1994. The increase was primarily reflected in increased customer accounts receivable and deferred income taxes and decreased note payable to bank, trade accounts payable and federal and state income taxes offsetting decreased cash and cash equivalents and inventories. The 1994 six month increase in working capital was the result of the record net income and reductions in capital expenditures and dividends.

Merchandise inventory turnover was 3.69 at June 30, 1994 3.82 December 31, 1993 and 3.64 at June 30, 1993. Merchandise inventory has increased 22.6% from June 30, 1993 to June 30, 1994 primarily due to the expansion of the home furnishings product line. The turnover rate has been relatively constant as sales have increased 3.9% over the last twelve months and the average FIFO merchandise inventory has increased 2.7%.

The company had added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $2,734,628 during the six months of 1994 and $6,220,216 during the first six months of 1993.

The company has completed over 95% of the renovation of its headquarters facility in Warren. Renovation of the first two levels was completed in



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1994

LIQUIDITY AND RESOURCES - CONTINUED
- - -----------------------

February 1993. The remaining two levels should be completed by the end of 1994. Total cost of the renovation is estimated at $13,600,000 (including office furniture). Total cost incurred as of June 30, 1994 was approximately $13,200,000.

The new Delaware retail store which opened August 30, 1993 and the new wholly-owned subsidiary, Blair Holdings, Inc., formed September 2, 1993, are both in leased facilities and required little in the way of capital expenditure.

The company completed its new Erie, Pennsylvania outlet store. Total cost of the new store, which opened May 23, 1994, was $2.1 million.

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

IMPACT OF INFLATION AND CHANGING PRICES
- - ---------------------------------------

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


PART II.  OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1994


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

    (a)  The company's Annual Meeting of Stockholders was held April 19, 1994.

    (b) At the Annual Meeting of Stockholders, all of the company's directors were elected at said meeting, as follows:

         David A. Blair     John O. Hanna          Giles W. Schutte
         John L. Blair *    Gerald A. Huber        Blair T. Smoulder
         Robert W. Blair    Murray K. McComas      John E. Zawacki
         Steven M. Blair    Michael J. Samargya

         Since all of the directors of the company were elected at the Annual Meeting of Stockholders, there are no directors whose term of office as a director continued after the meeting.

    (c) The following other matter was voted upon at the meeting, and the following number of affirmative votes and negative votes were cast with respect to such matter:
             The reappointment by the company's Board of Directors of the firm of Ernst & Young as independent certified public accountants to examine the financial statements and perform the annual audit of the company for the year ending December 31, 1994 was ratified. This ratification received 8,533,497 affirmative votes and 24,408 negative votes.

        * John L. Blair has resigned from the Board of Directors, effective July 20, 1994, and has been named Chairman Emeritus.

Item 5.  OTHER INFORMATION
         -----------------

        The company filed a Registration Statement on Form S-8 on July 6, 1994 registering 42,450 shares of the company's Common Stock which was offered for purchase on July 7, 1994 to selected employees of the company under and in accordance with the company's Employee Stock Purchase Plan.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

   (a)  EXHIBITS
        --------
        None

   (b)  REPORTS ON FORM 8-K
        -------------------
        No reports on Form 8-K were filed during the quarter ended
        June 30, 1994.




                           SIGNATURE
                           ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                            BLAIR CORPORATION
                                    ---------------------------------
                                             (Registrant)




Date   August 10, 1994          By        Giles W. Schutte
    ------------------------        ---------------------------------
                                          Giles W. Schutte
                                Executive Vice President and Treasurer
                                   (Principal Financial Officer)