Form 10-Q
period 1994-09-30
BLAIR CORP
filed 1994-11-14
CIK 71525

United States
                   Securities and Exchange Commission
                        Washington, D.C. 20549

                              FORM 10-Q
                              ---------

            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended September 30, 1994  Commission File Number  1-878
                     ------------------                         -----------




                            BLAIR CORPORATION
- - ----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)




               DELAWARE                                25-0691670
- - ----------------------------------------------------------------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)




   220 HICKORY STREET, WARREN, PENNSYLVANIA               16366-0001
- - ----------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)




                               (814) 723-3600
- - ----------------------------------------------------------------------------
           (Registrant's telephone number, including area code)




                              Not applicable
- - ----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   -----  -----

As of November 10, 1994 the registrant had outstanding 9,273,482 shares of its common stock without nominal or par value.



PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1994



CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARY
                                                 September 30    December 31
                                                     1994           1993
                                                 ------------   ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $  1,679,917   $  2,937,432
  Customer accounts receivable,
    less allowances for doubtful
    accounts and returns of
    $36,388,849 in 1994 and
    $34,255,648 in 1993                           113,030,615    112,452,666
  Inventories - Note F
    Merchandise                                    67,500,549     47,419,661
    Advertising and shipping supplies              17,603,340     14,652,580
                                                 ------------   ------------
                                                   85,103,889     62,072,241
  Deferred income taxes                            15,693,000     15,807,000
  Prepaid federal and state income taxes            6,841,374            -0-
  Prepaid expenses                                    703,858        409,562
                                                 ------------   ------------
                          TOTAL CURRENT ASSETS    223,052,653    193,678,901

PROPERTY, PLANT AND EQUIPMENT - at cost
  Land                                              1,130,454        719,791
  Buildings                                        55,905,495     54,816,920
  Equipment                                        31,453,832     29,721,911
  Construction in progress                            937,506        522,692
                                                 ------------   ------------
                                                   89,427,287     85,781,314
  Less allowances for depreciation                 37,088,639     33,855,151
                                                 ------------   ------------
                                                   52,338,648     51,926,163
                                                 ------------   ------------

                                  TOTAL ASSETS   $275,391,301   $245,605,064
                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                         $ 33,500,000   $ 11,600,000
  Trade accounts payable                           35,671,382     34,579,040
  Advance payments from customers                   2,270,191      1,886,186
  Accrued expenses - Note D                        10,437,603      9,651,354
  Federal and state income taxes                          -0-      4,758,684
                                                 ------------    -----------
                     TOTAL CURRENT LIABILITIES     81,879,176     62,475,264

DEFERRED INCOME TAXES                               1,891,000      1,926,000

STOCKHOLDERS' EQUITY
  Common Stock without par value:
    Authorized 12,000,000 shares; issued
    10,075,440 shares (including shares held
    in treasury) - stated value                       419,810        419,810
  Additional paid-in capital                       11,017,130      9,595,875
  Retained earnings                               199,374,563    188,957,972
                                                 ------------   ------------
                                                  210,811,503    198,973,657
  Less 801,958 shares in 1994 and 809,408
     shares in 1993 of Common Stock in
     treasury - at cost                            17,238,660     16,056,017
  Less receivable from Employee Stock
     Purchase Plan                                  1,951,718      1,713,840
                                                 ------------   ------------
                                                  191,621,125    181,203,800
                                                 ------------   ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $275,391,301   $245,605,064
                                                 ============   ============

See accompanying notes.


CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARY

                                                    Three Months Ended               Nine Months Ended
                                                       September 30                     September 30
                                                    1994          1993              1994           1993
                                                ------------  ------------      ------------   ------------

Net sales                                       $115,000,342  $111,492,801      $376,158,111   $368,276,024
Other income - Note G                              6,346,377     5,119,373        18,288,274     15,532,828
                                                ------------  ------------      ------------   ------------
                                                 121,346,719   116,612,174       394,446,385    383,808,852

Costs and expenses:
  Cost of goods sold                              55,053,697    53,974,479       179,042,187    177,489,011
  Selling                                         27,523,841    27,754,393        85,137,485     93,278,883
  General and administrative                      24,193,569    22,303,189        68,338,212     63,868,248
  Provision for doubtful accounts                  5,894,815     6,177,729        18,394,298     16,351,918
                                                ------------  ------------      ------------   ------------
                                                 112,665,922   110,209,790       350,912,182    350,988,060
                                                ------------  ------------      ------------   ------------
                  INCOME BEFORE INCOME TAXES       8,680,797     6,402,384        43,534,203     32,820,792

Income taxes - Note E                              3,443,000     2,639,000        17,410,000     13,671,000
                                                ------------  ------------      ------------   ------------

                                    NET INCOME  $  5,237,797  $  3,763,384      $ 26,124,203   $ 19,149,792
                                                ============  ============      ============   ============

Net income per share based on average
 shares outstanding - Note C                        $ .56         $ .40              $2.82        $2.07
                                                    =====         =====              =====        =====

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARY

                                                      Three Months Ended              Nine Months Ended
                                                         September 30                   September 30
                                                      1994          1993             1994          1993
                                                 ------------   ------------     ------------  ------------

Common Stock                                     $    419,810   $    419,810     $    419,810  $    419,810

Additional paid-in capital:
  Balance at beginning of period                    9,595,875      7,775,814        9,595,875     7,775,814
  Issuance of Common Stock under
    Employee Stock Purchase Plan                    1,421,255      1,817,937        1,421,255     1,817,937
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                         11,017,130      9,593,751       11,017,130     9,593,751

Retained earnings:
  Balance at beginning of period                  197,382,484    179,977,549      188,957,972   182,111,957
  Net income                                        5,237,797      3,763,384       26,124,203    19,149,792
  Cash dividends declared - Note B                 (3,245,718)    (3,243,111)     (15,707,612)  (20,763,927)
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                        199,374,563    180,497,822      199,374,563   180,497,822

Treasury Stock:
  Balance at beginning of period                  (17,526,017)   (16,418,906)     (16,056,017)  (16,418,906)
  Purchase of Common Stock for treasury                   -0-            -0-       (1,470,000)          -0-
  Issuance of Common Stock under
    Employee Stock Purchase Plan                      287,357        365,013          287,357       365,013
                                                 ------------   ------------     ------------  ------------

  Balance at end of period                        (17,238,660)   (16,053,893)     (17,238,660)  (16,053,893)

Receivable from Employee Stock Purchase Plan:
  Balance at beginning of period                   (1,476,308)    (1,124,205)      (1,713,840)   (1,454,490)
  Issuance of Common Stock under
    Employee Stock Purchase Plan                     (551,850)      (712,800)        (551,850)     (712,800)
  Payments                                             76,440         61,582          313,972       391,867
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                         (1,951,718)    (1,775,423)      (1,951,718)   (1,775,423)
                                                 ------------   ------------     ------------  ------------

                  TOTAL STOCKHOLDERS' EQUITY     $191,621,125   $172,682,067     $191,621,125  $172,682,067
                                                 ============   ============     ============  ============

See accompanying notes.


CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARY


                                                     Nine Months Ended
                                                        September 30
                                                     1994           1993
                                                 ------------   ------------
OPERATING ACTIVITIES
  Net income                                     $ 26,124,203   $ 19,149,792
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation                                  3,419,139      3,333,954
      Provision for doubtful accounts              18,394,298     16,351,918
      Provision for deferred income taxes              79,000     (2,362,000)
      Gain on disposition of equipment               (259,877)           -0-
      Changes in operating assets and
        liabilities (using) providing cash:
          Customer accounts receivable            (18,972,247)   (23,842,557)
          Inventories                             (23,031,648)    (5,651,737)
          Prepaid federal and state
            income taxes                           (6,841,374)           -0-
          Prepaid expenses                           (294,296)      (275,600)
          Trade accounts payable                    1,092,342      1,396,403
          Advance payments from customers             384,005       (308,243)
          Accrued expenses                            786,249     (2,447,181)
          Federal and state income taxes           (4,758,684)    (4,320,160)
                                                 ------------   ------------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES   (3,878,890)     1,024,589

INVESTING ACTIVITIES
  Purchases of property, plant and equipment       (4,024,716)    (7,748,744)
  Proceeds from sale of short-term investments            -0-        902,576
  Proceeds from sale of property, plant
    and equipment                                     452,969            -0-
                                                 ------------   ------------
         NET CASH USED BY INVESTING ACTIVITIES     (3,571,747)    (6,846,168)

FINANCING ACTIVITIES
  Proceeds from lines of credit                   117,500,000     84,400,000
  Repayments on lines of credit                   (95,600,000)   (67,700,000)
  Dividends paid                                  (15,707,612)   (20,763,927)
  Purchase of Common Stock for treasury            (1,470,000)           -0-
  Issuance of Common Stock under
    Employee Stock Purchase Plan                    1,708,612      2,182,950
  Increase in notes receivable from
    Employee Stock Purchase Plan                     (237,878)      (320,933)
                                                 ------------   ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES    6,193,122     (2,201,910)
                                                 ------------   ------------

         DECREASE IN CASH AND CASH EQUIVALENTS     (1,257,515)    (8,023,489)

Cash and cash equivalents at beginning of year      2,937,432      9,118,850
                                                 ------------   ------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  1,679,917   $  1,095,361
                                                 ============   ============

See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1994

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1993.

On September 2, 1993, Blair formed a new wholly-owned subsidiary, Blair Holdings, Inc., a Delaware Corporation. The consolidated financial statements include the accounts of Blair Corporation and its subsidiary. All significant intercompany accounts and transactions are eliminated upon consolidation.

NOTE B - DIVIDENDS DECLARED
 2-10-93   $1.55 per share                 2-09-94   $1.00 per share
 5-12-93     .35                           4-19-94     .35
 8-10-93     .35                           7-20-94     .35
11-10-93     .35                          10-19-94     .35

NOTE C - NET INCOME PER COMMON SHARE
                              Three Months Ended           Nine Months Ended
                                 September 30                September 30
                              1994          1993          1994          1993
                           -----------    -----------  -----------   -----------
Net income                 $ 5,237,797   $ 3,763,384   $26,124,203   $19,149,792
Average shares outstanding   9,262,870     9,254,895     9,250,767     9,234,847
Net income per common share   $ .56          $ .40        $2.82         $2.07

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                          September 30  December 31
                                              1994         1993
                                          -----------   -----------
Employee compensation                     $ 6,442,307   $ 5,081,753
Contribution to profit sharing
  and retirement plan                       2,794,620     3,294,397
Taxes, other than taxes on income                 -0-       199,687
Other accrued items                         1,200,676     1,075,517
                                           -----------  -----------
                                          $10,437,603   $ 9,651,354
                                          ===========   ===========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1994

NOTE E - INCOME TAXES
The components of income tax expense are as follows:
                             Three Months Ended         Nine Months Ended
                                September 30              September 30
                             1994          1993        1994         1993
                          -----------   -----------  -----------  -----------
Currently payable:
  Federal                 $ 1,088,000   $ 3,680,000  $14,345,000  $12,690,000
  State                       (32,000)     (339,000)   2,986,000    3,343,000
                          -----------   -----------  -----------  -----------
                            1,056,000     3,341,000   17,331,000   16,033,000
Deferred (credit)           2,387,000      (702,000)      79,000   (2,362,000)
                          -----------   -----------  -----------  -----------
                          $ 3,443,000   $ 2,639,000  $17,410,000  $13,671,000
                          ===========   ===========  ===========  ===========

The deferred income tax provisions for 1993 include a credit of $312,000 relating to the increase in the statutory federal income tax rate from 34% to 35% enacted into law in August 1993, effective January 1, 1993. The currently payable state income tax provisions for 1994 and 1993 include downward adjustments of the company's effective state tax rate.

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                             Three Months Ended         Nine Months Ended
                                September 30               September 30
                             1994         1993         1994          1993
                          -----------  -----------   -----------  -----------
Statutory rate applied to
  pre-tax income          $ 3,038,279  $ 2,505,018   $15,236,971  $11,487,277
State income taxes, net
  of federal tax benefit      342,550     (247,760)    1,958,750    1,904,500
Other items                    62,171      381,742       214,279      279,223
                          -----------  -----------   -----------  -----------
                          $ 3,443,000  $ 2,639,000   $17,410,000  $13,671,000
                          ===========  ===========   ===========  ===========

Components of the provision for deferred income tax expense (credit) are as follows:
                             Three Months Ended          Nine Months Ended
                                September 30                September 30
                              1994         1993         1994           1993
                           -----------  ----------   -----------   -----------
Provision for estimated
  returns                 $   (32,000)  $  168,000   $  (908,000)  $  (118,000)
Provision for doubtful
  accounts                   (255,000)    (813,000)     (738,000)   (1,703,000)
Cumulative effect
  adjustment as of January
  1, 1993 of change in
  method of accounting for
  income taxes                    -0-          -0-           -0-      (207,000)
Advertising costs           2,788,000          -0-     1,941,000           -0-
Other items - net            (114,000)     (57,000)     (216,000)     (334,000)
                          -----------  -----------   -----------   -----------
                          $ 2,387,000  $  (702,000)  $    79,000   $(2,362,000)
                          ===========  ===========   ===========   ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1994

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

Significant components of the company's deferred tax assets and liability as of September 30, 1994 and December 31, 1993 are as follows:
                                          September 30  December 31
                                             1994          1993
                                          -----------   -----------
Current deferred tax assets - net:
  Allowance for doubtful accounts         $12,243,000   $11,505,000
  Allowance for returns                     2,641,000     1,733,000
  Allowance for inventory obsolescence      1,792,000     1,705,000
  Accrued vacation pay                      1,085,000     1,061,000
  Inventory costs                           1,089,000     1,019,000
  Advertising costs                        (3,551,000)   (1,610,000)
  Other items                                 394,000       394,000
                                           -----------  -----------
                                          $15,693,000   $15,807,000
                                           ===========  ===========

Long-term deferred tax liability:
  Tax over book depreciation              $ 1,891,000   $ 1,926,000
                                           ===========  ===========

NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. If the FIFO method had been used for all merchandise inventories, the total amount would have increased by approximately $8,583,000 at September 30, 1994 and $8,358,000 at December 31, 1993, respectively.

NOTE G - OTHER INCOME
Other income consists of:
                              Three Months Ended          Nine Months Ended
                                  September 30               September 30
                              1994        1993          1994          1993
                          -----------  -----------   ----------    -----------
Finance charges on time
  payment accounts        $ 5,451,049  $ 4,468,942   $16,195,767   $13,487,622
Other items                   895,328      650,431     2,092,507     2,045,206
                          -----------   -----------   -----------   -----------
                          $ 6,346,377  $ 5,119,373   $18,288,274   $15,532,828
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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1994

Results of Operations
- - ---------------------

Net sales for the third quarter and nine months of 1994 were record highs. Net income increased 39.2% in the third quarter and 36.4% in the first nine months of 1994 as compared to the same periods of 1993. Net income for the first nine months of 1994 was the second highest in company history - 1.3% less than the record first nine months of 1990. The improved earnings were primarily attributable to increased response rates to the company's 1994 advertising programs. The increased response rates enabled the company to achieve record sales levels despite reductions in total advertising dollars spent.

Net sales for 1994 increased 3.1% and 2.1% over the sales of the third quarter and first nine months of 1993. Response to customer multi-product circular advertising mailings increased 12.9% and 11.5% in 1994. Response to the home furnishings customer catalogs - not up to expectations for the third quarter - was 2.0% and 30.5% better than the response to home furnishings customer multi-product circular mailings in 1993. Response to the co-op and media programs increased 4.1% and 8.3% in 1994. In 1994, the company generated more gross sales per advertising dollar than in 1993 - 3.5% more in the third quarter, 11.4% more in the first nine months. The number of orders filled in 1994 decreased 2.9% and 6.1% from 1993 but the average order size increased 5.0% and 7.8%. Returns as a percentage of adjusted gross sales were comparable in the two years - 15.1% and 15.0% in 1994, 14.8% and 15.3% in 1993.

Other income increased 24.0% and 17.7% in the third quarter and nine months of 1994 as compared to 1993. The increases were primarily due to finance charges assessed on increased Easy Payment Plan accounts receivable. Prospect multi-product circular mailings (since 1992) and prospect catalogs (since 4th quarter
1993) offer revolving credit to first-time buyers via the Easy Payment Plan. These programs have been greatly responsible for an average 18.6% increase (approximately $21,300,000) in Easy Payment Plan accounts receivable in 1994 as compared to 1993. Easy Payment Plan gross sales were 7.8% and 8.1% higher in the third quarter and nine months of 1994 as compared to 1993.

Cost of goods sold as a percentage of net sales decreased to 47.9% and 47.6% in 1994 from 48.4% and 48.2% in 1993. Fewer prospect (first-time buyers) orders at incentive pricing were primarily responsible for the improved margins in the 1994 periods.

Selling expenses in the third quarter and first nine months of 1994 decreased .8% and 8.7% from 1993. The decreased selling expenses were primarily attributable to reductions in circular advertising mailings.

The total number of circular advertising mailings released in the third quarter of 1994 was 28.7% less than in 1993 (1994 - 44,070,000, 1993 - 61,772,000). A
14.5% decrease in multi-product customer mailings (1994 - 34,564,000, 1993 - 40,435,000), a 58.9% decrease in multi-product prospect mailings (1994 - 7,811,000, 1993 - 18,987,000) and a 27.9% decrease in single-product mailings (1994 - 1,695,000, 1993 - 2,350,000) resulted in a cost reduction of approximately $4,970,000. The total number of circular advertising mailings released in the nine months of 1994 was 22.0% less than in the first nine months of 1993 (1994 - 156,835,000, 1993 - 201,092,000). A 13.8% decrease in multi-product customer mailings (1994 - 117,878,000, 1993 - 136,747,000), a



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1994

Results of Operations - Continued
- - ---------------------

43.9% decrease in multi-product prospect mailings (1994 - 31,895,000, 1993 - 56,810,000) and a 6.3% decrease in single-product mailings (1994 - 7,062,000, 1993 - 7,535,000) resulted in a cost reduction of approximately $14,490,000. Customer circular mailings have decreased in 1994 primarily due to the better targeting of mailings, the removal of non-responding names from the customer file and full customer list mailings of the home furnishings catalogs. Prospect circular mailings have decreased in 1994 due to the elimination of poorly performing acquired mailings lists, tightened credit policies and prospect home furnishings catalog mailings.

Total volume of the co-op and media advertising programs in 1994 increased 9.6% in the third quarter (1994 - 312 million, 1993 - 284 million) and decreased 8.3% in the first nine months (1994 - 1,344 million, 1993 - 1,466 millions) as compared to 1993. The increased volume and a 7.7% reduction in average production and placement costs resulted in a net cost increase of approximately $40,000 in the third quarter of 1994. The decreased volume and a 5.3% reduction in average production and placement costs resulted in a cost decrease of approximately $1,840,000 in the first nine months of 1994.

Home furnishings catalogs, offering 350 to 400 products, mailed in 1994 numbered 9,622,000 (5,453,000 prospect) in the third quarter and 15,593,000 (5,715,000 prospect) in the first nine months. In 1993, 696,000 (all customer) catalogs were mailed in the third quarter. Response continues to be favorable but fell short of expectations in the third quarter 1994. Customer home furnishings catalog mailings have been scheduled for the fourth quarter 1994 and test mailings of men's and women's apparel catalogs have been scheduled for fall 1995 and spring 1996. Catalog mailings increased selling expenses in the third quarter and nine months of 1994 by approximately $4,540,000 and $7,830,000.

General and administrative expenses increased 8.5% in the third quarter and 7.0% in the nine months of 1994 as compared to 1993. The higher expenses for 1994 primarily resulted from increased wages and profit sharing. Wages increased 5.3% and 5.8% due to normal pay increases and a larger work force. The number of employees increased, on average, 8.6% in the third quarter and 4.5% year-to-date. Profit sharing increased 25.6% and 35.1% due to the improved earnings in 1994.

The provision for doubtful accounts as a percentage of credit sales decreased 8.6% in the third quarter and increased 7.8% in the nine months of 1994 as compared to 1993. Credit sales increased 4.5% in the third quarter and 4.4% year-to-date. Prospect (first-time buyer) credit sales as a percentage of total credit sales were approximately 9.1% in the 1994 periods as compared to approximately 10.7% and 12.3% in 1993. The 1994 provisions included favorable adjustments of prior period provisions of approximately $140,000 and $210,000.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1994

Results of Operations - Continued
- - ---------------------

The 1993 provisions included unfavorable adjustments of prior period provisions of approximately $930,000 and $1,340,000. In 1994, bad debts have been provided for using rates based on current expectations and 1993 experience.
Had similar rates been applied to the third quarter and first nine months of 1993, the 1993 provisions for doubtful accounts would have been approximately $400,000 lower (third quarter) and $3,200,000 higher (nine months). As a percentage of credit sales, the revised 1993 provisions would have been 2.4% and 10.9% higher than the 1994 provisions.

Income taxes as a percentage of income before income taxes were 39.7% and 40.0% in the third quarter and nine months of 1994 as compared to 41.2% and 41.7% in 1993. An increase in the federal income tax rate from 34% to 35% was enacted into law in August 1993, retroactive to January 1, 1993. The federal increase was more than offset by the downward adjustments of the company's effective state income tax rate. The state effective rate declined further in the third quarter of 1994 when the Pennsylvania statutory rate fell from 12.25% to 11.99%, effective January 1, 1994. The company adopted Financial Accounting Standards Board Statement No. 109 on accounting for income taxes in the first quarter of 1993. Due to the relative insignificance of the adoption of this change in accounting, it was reported as a reduction in the company's first quarter 1993 income tax expense in the amount of $207,000.

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

Liquidity and Sources of Capital
- - --------------------------------

All working capital needs were met and suppliers' invoices were timely paid in order to maximize discounts. The company has $40,000,000 available in lines of credit, $10,000,000 with no specified expiration date and $30,000,000 expiring May 31, 1995. Management anticipates renewing the lines upon their expiration. The company incurred a total of $117,500,000 in short-term borrowings during the first nine months of 1994, $33,500,000 of which was outstanding at September 30, 1994. There were no long-term borrowings and excess funds when available were invested in federal government obligations, commercial paper and tax free securities.

The ratio of current assets to current liabilities was 2.72 at September 30, 1994, 3.10 at December 31, 1993 and 2.94 at September 30, 1993. Working capital increased $9,969,840 during the nine months of 1994. The increase was primarily reflected in increased merchandise inventories and prepaid federal and state income taxes offsetting increased notes payable to banks. The 1994 nine month increase in working capital was the result of the increase in net income and the reductions in capital expenditures and dividends.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1994

Liquidity and Resources - Continued
- - -----------------------

Merchandise inventory turnover was 3.45 at September 30, 1994, 3.82 at December 31, 1993 and 3.70 at September 30, 1993. Merchandise inventory as of September 30, 1994 has increased approximately 30% from September 30, 1993, 43% from December 31, 1993, 32% from March 31, 1994 and 38% from June 30, 1994.
Merchandise inventory is normally at it's highest level at September 30, in anticipation of fourth quarter sales. However, the majority of the growth was due to the expansion of home furnishings inventory in order to service the 350-400 product catalogs. Home furnishings net sales as a percentage of total net sales have increased to 16.8% ($19.3 million) in the third quarter and 13.8% ($51.8 million) in the first nine months of 1994 as compared to 12.1% ($13.5 million) and 11.1% ($40.8 million) in 1993. Home furnishing inventory has increased to $15.8 million at September 30, 1994 from $4.1 million at September 30, 1993. The reduction in inventory turns has resulted primarily from the increased home furnishings inventory.

The company had added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $4,024,716 during the nine months of 1994 and $7,748,744 during the first nine months of 1993.

The company has completed over 98% of the renovation of its headquarters facility in Warren. Renovation of the first two levels was completed in February 1993. The remaining two levels should be completed by the end of 1994. Total cost of the renovation is estimated at $13,600,000 (including office furniture). Total cost incurred as of September 30, 1994 was approximately $13,400,000.

The new Delaware retail store which opened August 30, 1993 and the new wholly-owned subsidiary, Blair Holdings, Inc., formed September 2, 1993, are both in leased facilities and required little in the way of capital expenditure.

The company completed its new Erie, Pennsylvania outlet store. Total cost of the new store, which opened May 23, 1994, was $2.1 million. The old Erie store building was sold in August 1994.

The company has undertaken a study of the distribution center, focused on operational and customer service improvements. On October 19, 1994, the Board of Directors approved a 65,000 square-foot warehouse addition to the distribution center. Estimated cost of the project is $5.7 million. Construction is expected to begin in December 1994 with completion anticipated by June 1995. Further developments from the study may result in 1995.

It is anticipated that planned capital expenditures for the years ahead will be financed by cash flow from operations and short-term borrowings.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1994

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

September 30, 1994

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a)   Exhibits
         --------
         None

   (b)   Reports on Form 8-K
         --------------------
         No reports on Form 8-K were filed during the quarter ended September 30, 1994.





                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BLAIR CORPORATION
                                    --------------------------------
                                              (Registrant)











Date   November 10, 1994                    By          Giles W. Schutte
- - -----------------------------                   --------------------------------
                                                        Giles W. Schutte
                                          Executive Vice President and Treasurer
                                              (Principal Financial Officer)