Form 10-K405
period 1994-12-31
BLAIR CORP
filed 1995-03-17
CIK 71525

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994         Commission file number 1-878

                               BLAIR CORPORATION

            Incorporated in Delaware             I.R.S. Employer Identification Number:
               220 Hickory Street                              25-0691670
           Warren, Pennsylvania, 16366
                 (814) 723-3600

Securities registered pursuant to Section 12(b) of the Act:

                                                                   NAME OF EACH EXCHANGE
                        TITLE OF EACH CLASS                         ON WHICH REGISTERED
                        -------------------                         -------------------
       Common Stock, without nominal or par value                 American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:                 None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 24, 1995 was $204,681,016. There were 9,273,482 shares of common stock outstanding as of February 24, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 1995 Annual Meeting of Stockholders and the Annual Report to Stockholders for the fiscal year ended December 31, 1994 are incorporated by reference into Parts II, III and IV of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

  (A) GENERAL.

     Blair Corporation (the "Company") was founded in 1910 by John L. Blair, Sr., and was incorporated in 1924 under the laws of the state of Delaware. The Company's business consists of the sale of fashion apparel for men and women, plus a wide range of home products, primarily through direct mail merchandising. The Company operates two retail stores, one in Pennsylvania and one in Delaware, and two outlet stores in Pennsylvania. The Company employs over 2,200 people.

(B) INFORMATION REGARDING INDUSTRY SEGMENTS.

     The Company's business consists of only one industry segment, which is the retail and direct mail merchandising of men's and women's fashion apparel and home products.

(C) DESCRIPTION OF BUSINESS.

     The Company markets a wide range of merchandise, manufactured by a number of independent suppliers, both domestic and foreign. Most of these suppliers have been associated with the Company for many years and manufacture products based upon the Company's specifications. Suppliers are chosen by the Company in accordance with their ability to produce high quality products in a cost-effective manner.

     Historically, the Company has marketed its products by mailing letters and color folders depicting the current styles of womenswear (such as coordinates, dresses, tops, pants, skirts, lingerie, sportswear, suits, jackets, outerwear, and shoes); menswear (such as suits, shirts, outerwear, active wear, slacks, shoes, and accessories); and home products (such as bedspread ensembles, draperies, furniture covers, area rugs, bath accessories, kitchenware, tools, electronics, and exercise and personal care items) directly to existing and prospective customers. Media and co-op prospect advertising programs are used extensively and are essential components of the Company's customer acquisition strategy. In 1993, the Company tested a catalog format to market its home products and other non-apparel merchandise, which was well received by its existing customer base. The success of the Company's pilot home products catalog mailing prompted the Company to successfully expand its distribution in 1994.

     All orders for merchandise are received and processed at the Company's corporate offices in Warren, Pennsylvania. All mailings originate from the Company's Mailing Center and orders are filled and mailed from the Company's Distribution Center, both in nearby Irvine, Pennsylvania. The Company serves customers throughout the fifty states.

     The Company's outlet stores enable it to more efficiently promote and liquidate discontinued, overstock and returned merchandise. The Delaware retail store is the first Company facility to be located outside of its home state of Pennsylvania, and represents the Company's growing market and expanding customer base.

     The Company considers its merchandise to be low/medium-priced and competes for sales with other direct mail businesses, retail department stores, specialty shops, and discount store chains. The Company competes based on its sales expertise, customer service, pricing, customer credit privileges, and diverse product mix.

     During 1994, the Company continued its efforts to broaden its customer information systems. Several database models were rewritten to enhance its ability to market to both customer files and prospect files, including the use of new data and analysis techniques.

(D) FOREIGN OPERATIONS AND EXPORT SALES.

     The Company does not derive any revenue from sales of merchandise outside of the United States.

ITEM 2. PROPERTIES

     The Company owns the following properties:

1. Blair Headquarters (220 Hickory Street, Warren, Pennsylvania)--a 284,000 square foot multi-story brick facility containing the Company's corporate offices and Accounting, Advertising, Electronic Data Processing, Human Resources, Merchandise, Order Handling and Planning departments.

2. Blair Distribution Center (Route 62, Irvine, Pennsylvania)--a 477,800 square foot cement block and sheet metal warehouse and distribution facility.

3. Blair Mailing Center (Route 62, Irvine, Pennsylvania)--a 293,400 square foot cement block and sheet metal mailing facility.

4. Blair Warehouse Outlet (Route 62, Starbrick, Pennsylvania)--a 53,250 square foot metal warehouse outlet facility.

5. Blair Warehouse Outlet (Millcreek Mall, Erie, Pennsylvania)--a 36,000 square foot block and brick warehouse outlet facility.

6. Bell Warehouse Building (Liberty Street, Warren, Pennsylvania)--a 9,000 square foot metal warehouse facility.

7. Starbrick Warehouse Building (Route 62, Starbrick, Pennsylvania)--a 12,000 square foot metal warehouse facility.

     The Company leases a 13,000 square-foot retail store facility near Wilmington, Delaware, and a 30,000 square-foot metal warehouse facility in Starbrick, Pennsylvania. In addition, the Company's wholly-owned subsidiary, Blair Holdings, Inc., leases approximately 600 square feet of office space in Newark, Delaware, which it uses as its principal office. Management believes that these properties are capable of meeting the Company's anticipated needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The information required by this item is incorporated by reference to page 14 of the Company's 1994 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to page 14 of the Company's 1994 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to page 15 and 16 of the Company's 1994 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to pages 7 through 17 of the Company's 1994 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information regarding directors and executive officers of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders (the "1995 Proxy Statement") is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information appearing under the caption "Executive Compensation" in the 1995 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information setting forth the security ownership of certain beneficial owners and management appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 1995 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 10-K

(A) EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES.

     (1) Financial Statements. The Company's consolidated financial statements to be included in Part II, Item 8 are incorporated herein by reference to the Company's 1994 Annual Report to Stockholders, a copy of which accompanies this report on Form 10-K.

     (2) Financial Statement Schedules. SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS is being filed as part of this report on Form 10-K, and should be read in conjunction with the consolidated financial statements of the Company described in Item 14(a)(1) above.

     (3) List of Exhibits.

           3(i)  Certificate of Incorporation of the Company

           3(ii) Bylaws of the Company

          11 Computation of Earnings per Share (incorporated by reference to page 7 of the 1994 Annual Report to Stockholders)

         *13     1994 Annual Report to Shareholders

          21     Subsidiaries of Registrant

         *23     Consents of Experts and Counsel

         *27     Financial Data Schedule

(B) REPORTS ON FORM 8-K.

     The registrant has filed no forms 8-K during the quarter ended December 31, 1994.

(C) EXHIBITS.

     All exhibits listed above were previously filed with the Commission, except for those marked with an asterisk, which are being filed with this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BLAIR CORPORATION
                                                (Registrant)
Date: March 17, 1995                            By: /s/ GILES W. SCHUTTE
                                                .............................................
                                                Giles W. Schutte
                                                Executive Vice President
                                                and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 17, 1995                            By: /s/ MURRAY K. MCCOMAS
                                                .............................................
                                                Murray K. McComas
                                                President and Director
                                                (Principal Executive Officer
                                                and Director)

Date: March 17, 1995                            By: /s/ BLAIR T. SMOULDER
                                                .............................................
                                                Blair T. Smoulder
                                                Executive Vice President
                                                and Director

Date: March 17, 1995                            By: /s/ MICHAEL J. SAMARGYA
                                                .............................................
                                                Michael J. Samargya
                                                Vice President, Data
                                                Processing, and Director

Date: March 17, 1995                            By: /s/ STEVEN M. BLAIR
                                                .............................................
                                                Steven M. Blair
                                                Vice President, Order
                                                Handling, and Director

Date: March 17, 1995                            By: /s/ JOHN E. ZAWACKI
                                                .............................................
                                                John E. Zawacki
                                                Vice President, Women's
                                                Merchandise and Director

Date: March 17, 1995                            By: /s/ DAVID A. BLAIR
                                                .............................................
                                                David A. Blair
                                                Secretary and Director

Date: March 17, 1995                            By: /s/ GILES W. SCHUTTE
                                                .............................................
                                                Giles W. Schutte
                                                Executive Vice President,
                                                Treasurer, and Director
                                                (Principal Financial and
                                                Accounting Officer)

                           Annual Report on Form 10-K
                        Item 14(a) (1) and (2), and (d)

         List of Financial Statements and Financial Statement Schedules

                        Blair Corporation and Subsidiary
                              Warren, Pennsylvania

                          Year ended December 31, 1994

                        Blair Corporation and Subsidiary
         List of Financial Statements and Financial Statement Schedules

                   Form 10-K--Item 14(a) (1) and (2), and (d)

The following consolidated financial statements of Blair Corporation, included in the annual report of the registrant to its stockholders for the year ended December 31, 1994, are incorporated by reference in Item 8:

  -- Consolidated Balance Sheets--December 31, 1994 and 1993

  -- Consolidated Statements of Income--Years ended December 31, 1994, 1993 and
     1992

  -- Consolidated Statements of Stockholders' Equity--Years ended December 31,
     1994, 1993 and 1992

  -- Consolidated Statements of Cash Flows--Years ended December 31, 1994, 1993 and 1992
  -- Notes to Consolidated Financial Statements--December 31, 1994

The following financial statement schedule of Blair Corporation is included in
Item 14(d):

  -- Schedule II--Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        Blair Corporation and Subsidiary
                                  Schedule II
                       Valuation and Qualifying Accounts
                               December 31, 1994

COLUMN A                              COLUMN B         COLUMN C         COLUMN D        COLUMN E
- ---------------------------------------------------------------------------------------------------

                                                       ADDITIONS-
                                      BALANCE AT       CHARGED TO                         BALANCE
                                       BEGINNING       COSTS AND       DEDUCTIONS-        AT END
                                       OF PERIOD        EXPENSES         DESCRIBE        OF PERIOD
                                      -----------     ------------     ------------     -----------
DESCRIPTION
Year ended December 31, 1994:
     Allowance deducted from asset
       accounts (customer accounts
       receivable):
          For doubtful accounts....   $28,324,648     $ 28,164,415(A)  $ 24,232,902(B)  $32,256,161
          For estimated loss on
            returns................     5,931,000       91,464,304       89,824,304(B)    7,571,000
                                      -----------     ------------     ------------     -----------
Totals.............................   $34,255,648     $119,628,719     $114,507,206     $39,827,161
                                      ===========     ============     ============     ===========
Year ended December 31, 1993:
     Allowance deducted from asset
       accounts (customer accounts
       receivable):
          For doubtful accounts....   $17,756,739     $ 27,224,948(A)  $ 16,657,039(B)  $28,324,648
          For estimated loss on
            returns................     5,795,000       90,891,470       90,755,470(C)    5,931,000
                                      -----------     ------------     ------------     -----------
Totals.............................   $23,551,739     $118,116,418     $107,412,509     $34,255,648
                                      ===========     ============     ============     ===========
Year ended December 31, 1992:
     Allowance deducted from asset
       accounts (customer accounts
       receivable):
          For doubtful accounts....   $17,585,636     $ 15,674,128(A)  $ 15,503,025(B)  $17,756,739
          For estimated loss on
            returns................     5,877,000       87,894,339       87,976,339(C)    5,795,000
                                      -----------     ------------     ------------     -----------
Totals.............................   $23,462,636     $103,568,467     $103,479,364     $23,551,739
                                      ===========     ============     ============     ===========

- ---------

Note (A)--Current year provision for doubtful accounts, charged against income.

Note (B)--Accounts charged off.

Note (C)--Sales value of merchandise returned.