Form 10-Q
period 1995-03-31
BLAIR CORP
filed 1995-05-12
CIK 71525

United States
                Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934




For the period Ended March 31, 1995  Commission File Number  1-878
                     --------------                        ----------




                          BLAIR CORPORATION
- ----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)




             DELAWARE                         25-0691670
- ----------------------------------------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer
     incorporation or organization)        Identification No.)




   220 HICKORY STREET, WARREN, PENNSYLVANIA      16366-0001
- ----------------------------------------------------------------------
   (Address of principal executive offices)      (Zip Code)




                          (814) 723-3600
- ----------------------------------------------------------------------
          (Registrant's telephone number, including area code)




                          Not applicable
- ----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   -----  -----

As of May 10, 1995 the registrant had outstanding 9,273,482 shares of its common stock without nominal or par value.



PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1995



CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARY
                                                   March 31      December 31
                                                     1995           1994
                                                 ------------   ------------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                       $  1,932,669   $  2,183,136
 Customer accounts receivable, less allowances
  for doubtful accounts and returns of
  $41,112,001 in 1995 and $39,827,161 in 1994     137,446,952    130,517,140
 Inventories - Note F
  Merchandise                                      74,198,861     70,562,969
  Advertising and shipping supplies                20,974,554     13,394,493
                                                 ------------   ------------
                                                   95,173,415     83,957,462
 Deferred income taxes                             15,426,000     18,386,000
 Prepaid state income taxes                         1,217,108            -0-
 Prepaid expenses                                     712,209        558,370
                                                 ------------   ------------
                          TOTAL CURRENT ASSETS    251,908,353    235,602,108

PROPERTY, PLANT AND EQUIPMENT - at cost
  Land                                              1,130,454      1,130,454
  Buildings                                        57,660,648     57,422,042
  Equipment                                        32,553,370     32,195,892
  Construction in progress                          1,231,648        335,122
                                                 ------------   ------------
                                                   92,576,120     91,083,510
  Less allowances for depreciation                 39,173,765     38,025,818
                                                 ------------   ------------
                                                   53,402,355     53,057,692
                                                 ------------   ------------

                                  TOTAL ASSETS   $305,310,708   $288,659,800
                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                  $ 57,000,000   $ 34,300,000
  Trade accounts payable                           38,227,963     34,832,191
  Advance payments from customers                   2,909,739      1,419,582
  Accrued expenses - Note D                         9,250,448     12,725,522
  Federal and state income taxes                      211,934      3,426,825
                                                 ------------   ------------
                     TOTAL CURRENT LIABILITIES    107,600,084     86,704,120

DEFERRED INCOME TAXES                               1,911,000      1,939,000

STOCKHOLDERS' EQUITY
  Common Stock without par value:
    Authorized 12,000,000 shares; issued
    10,075,440 shares (including shares held
    in treasury) - stated value                       419,810        419,810
  Additional paid-in capital                       11,017,130     11,017,130
  Retained earnings                               203,195,171    207,683,352
                                                 ------------   ------------
                                                  214,632,111    219,120,292
  Less 801,958 shares of Common Stock in
     treasury - at cost                            17,238,660     17,238,660
  Less receivable from Employee Stock
     Purchase Plan                                  1,593,827      1,864,952
                                                 ------------   ------------
                                                  195,799,624    200,016,680
                                                 ------------   ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $305,310,708   $288,659,800
                                                 ============   ============

See accompanying notes.



CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARY



                                                      Three Months Ended
                                                           March 31
                                                     1995           1994
                                                 ------------   ------------

Net sales                                        $127,640,505   $118,440,298
Other income - Note G                               7,116,153      5,783,813
                                                 ------------   ------------
                                                  134,756,658    124,224,111

Costs and expenses:
  Cost of goods sold                               62,104,035     56,550,194
  Advertising                                      29,130,962     27,501,365
  General and administrative                       25,015,922     21,242,945
  Provision for doubtful accounts                   6,486,067      5,287,066
                                                 ------------   ------------
                                                  122,736,986    110,581,570
                                                 ------------   ------------
                    INCOME BEFORE INCOME TAXES     12,019,672     13,642,541

Income taxes - Note E                               4,916,000      5,463,000
                                                 ------------   ------------

                                    NET INCOME   $  7,103,672   $  8,179,541
                                                 ============   ============

Net income per share based on average
  shares outstanding - Note C                        $.77            $.88
                                                     ====            ====


See accompanying notes.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARY



                                                      Three Months Ended
                                                           March 31
                                                     1995           1994
                                                 ------------   ------------

Common Stock                                     $    419,810   $    419,810

Additional paid-in capital                         11,017,130      9,595,875

Retained Earnings:
  Balance at beginning of period                  207,683,352    188,957,972
  Net income                                        7,103,672      8,179,541
  Cash dividend declared - Note B                 (11,591,853)    (9,231,032)
                                                 ------------   ------------
  Balance at end of period                        203,195,171    187,906,481

Treasury Stock:
  Balance at beginning of period                  (17,238,660)   (16,056,017)
  Purchase of common stock for treasury                   -0-     (1,470,000)
                                                 ------------   ------------
  Balance at end of period                        (17,238,660)   (17,526,017)

Receivable from Employee Stock Purchase Plan:
  Balance at beginning of period                   (1,864,952)    (1,713,840)
  Payments                                            271,125        175,950
                                                 ------------   ------------
  Balance at end of period                         (1,593,827)    (1,537,890)
                                                 ------------   ------------

                  TOTAL STOCKHOLDERS' EQUITY     $195,799,624   $178,858,259
                                                 ============   ============

See accompanying notes.



CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARY
                                                      Three Months Ended
                                                           March 31
                                                     1995           1994
                                                 ------------   ------------
OPERATING ACTIVITIES
  Net income                                     $  7,103,672   $  8,179,541
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation                                  1,168,392      1,123,018
      Provision for doubtful accounts               6,486,067      5,287,066
      Provision for deferred income taxes           2,932,000       (769,000)
      Changes in operating assets and
        liabilities (using) providing cash:
          Customer accounts receivable            (13,415,879)      (991,606)
          Inventories                             (11,215,953)    (4,144,784)
          Prepaid expenses                           (153,839)      (264,864)
          Trade accounts payable                    3,395,772       (182,399)
          Advance payments from customers           1,490,157      1,228,754
          Accrued expenses                         (3,475,074)    (2,165,634)
          Federal and state income taxes           (4,431,999)    (1,753,000)
                                                 ------------   ------------
        NET CASH (USED IN) PROVIDED BY
         OPERATING ACTIVITIES                     (10,116,684)     5,547,092

INVESTING ACTIVITIES
  Purchases of property, plant and equipment       (1,513,055)    (1,311,530)
                                                 ------------   ------------
        NET CASH USED IN INVESTING ACTIVITIES      (1,513,055)    (1,311,530)

FINANCING ACTIVITIES
  Net proceeds from lines of credit                22,700,000      5,400,000
  Dividend paid                                   (11,591,853)    (9,231,032)
  Purchase of common stock for treasury                   -0-     (1,470,000)
  Payments on receivable from
    Employee Stock Purchase Plan                      271,125        175,950
                                                 ------------   ------------
         NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                     11,379,272     (5,125,082)
                                                 ------------   ------------

       DECREASE IN CASH AND CASH EQUIVALENTS         (250,467)      (889,520)

Cash and cash equivalents at beginning of year      2,183,136      2,937,432
                                                 ------------   ------------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD    $  1,932,669   $  2,047,912
                                                 ============   ============

See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1995

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1994.

The consolidated financial statements include the accounts of Blair Corporation and its wholly-owned subsidiary, Blair Holdings Inc. All significant intercompany accounts are eliminated upon consolidation.

NOTE B - DIVIDENDS DECLARED
 2-09-94   $1.00 per share           2-07-95   $1.25 per share
 4-19-94     .35                     4-18-95     .35
 7-20-94     .35
10-19-94     .35

NOTE C - NET INCOME PER COMMON SHARE
                                                      Three Months Ended
                                                           March 31
                                                     1995           1994
                                                  -----------     -----------
Net income                                        $ 7,103,672    $ 8,179,541
Average shares outstanding                          9,273,482      9,248,532
Net income per common share                          $.77           $.88

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                                   March 31      December 31
                                                     1995           1994
                                                  -----------    -----------
Employee compensation                             $ 6,220,839    $ 6,426,098
Contribution to profit sharing
  and retirement plan                                 779,681      4,023,519
Taxes, other than taxes on income                     945,677        699,387
Other accrued items                                 1,304,251      1,576,518
                                                  -----------    -----------
                                                  $ 9,250,448    $12,725,522
                                                  ===========    ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1995

NOTE E - INCOME TAXES
The components of income tax expense are as follows:
                                                      Three Months Ended
                                                           March 31
                                                     1995           1994
                                                  -----------    -----------
Currently payable:
  Federal                                         $ 1,813,000    $ 5,107,000
  State                                               171,000      1,125,000
                                                  -----------    -----------
                                                    1,984,000      6,232,000
Deferred (credit)                                   2,932,000       (769,000)
                                                  -----------    -----------
                                                  $ 4,916,000    $ 5,463,000
                                                  ===========    ===========

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                                                      Three Months Ended
                                                           March 31
                                                     1995           1994
                                                  -----------    -----------
Statutory rate applied to
  pre-tax income                                  $ 4,206,885    $ 4,774,889
State income taxes, net
  of federal tax benefit                              643,500        625,300
Other items                                            65,615         62,811
                                                  -----------    -----------
                                                  $ 4,916,000    $ 5,463,000
                                                  ===========    ===========

Components of the provision for deferred income tax expense (credit) are as follows:
                                                      Three Months Ended
                                                           March 31
                                                      1995         1994
                                                  -----------   -----------
Provision for estimated
  returns                                         $    73,000   $(1,009,000)
Provision for doubtful accounts                      (402,000)     (330,000)
Advertising costs                                   3,290,000       619,000
Other items - net                                     (29,000)      (49,000)
                                                  -----------   -----------
                                                  $ 2,932,000   $  (769,000)
                                                  ===========   ===========

Significant components of the company's deferred tax assets and liability as of March 31, 1995 and December 31, 1994 are as follows:
                                                   March 31       December 31
                                                     1995            1994
                                                  -----------     -----------
Current deferred tax assets - net:
  Doubtful accounts                               $13,468,000     $13,066,000
  Returns allowances                                2,370,000       2,443,000
  Inventory obsolescence                            1,894,000       1,883,000
  Vacation pay                                      1,268,000       1,264,000
  Inventory costs                                   1,487,000       1,479,000
  Advertising costs                                (5,452,000)     (2,162,000)
  Other items                                         391,000         413,000
                                                  -----------     -----------
                                                  $15,426,000     $18,386,000
                                                  ===========     ===========

Long-term deferred tax liability:
  Property, plant and equipment                   $ 1,911,000     $ 1,939,000
                                                  ===========     ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1995

NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. If the FIFO method had been used for all merchandise inventories, the total amount would have increased by approximately $8,810,000 at March 31, 1995 and $8,690,000 at December 31, 1994, respectively.

NOTE G - OTHER INCOME
Other income consists of:
                                                      Three Months Ended
                                                           March 31
                                                     1995           1994
                                                  -----------     -----------
Finance charges on time
  payment accounts                                $ 6,720,322    $ 5,456,544
Other items                                           395,831        327,269
                                                  -----------    -----------
                                                  $ 7,116,153    $ 5,783,813
                                                  ===========    ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting based upon principal balances outstanding.

NOTE H - RECLASSIFICATIONS
Certain amounts previously reported in the 1994 financial statements have been reclassified to conform with current year classifications.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1995

Results of Operations
- ---------------------

A new record for first quarter net sales was set in 1995. Net income, however, didn't keep pace - first quarter 1995 net income was 13.2% lower than first quarter 1994 net income. The reduction in earnings was primarily attributable to increased postage, paper and payroll costs. Increased response to the 1995 advertising effort was unable to totally offset the increased postage, paper and payroll costs.

Net sales for the first quarter 1995 increased 7.8% over 1994 and 6.8% over the prior record first quarter 1993 net sales. The record 1995 sales resulted from increased response rates. Response rates in 1995 benefited from the company's expansion of the credit limits provided to our better customers. Response to customer multi-product circular mailings increased 27.3%, response to the home products customer catalogs increased 4.6% and response to the co-op and media programs increased 11.6%. The company generated only .4% more gross sales per advertising dollar in the first quarter 1995 as the increased response rates barely offset increased advertising costs (primarily postage and paper). The number of orders filled increased 1.1% and the average order size increased 5.6% in the first quarter of 1995 as compared to the first quarter of 1994. Returns as a percentage of adjusted gross sales improved to 14.9% in the 1995 quarter from 15.3% in the 1994 quarter. Changes in product mix (more higher quality products) and sales mix (fewer prospects) in 1995 contributed to the returns improvement.

Other income increased 23.0% in the first quarter of 1995 as compared to the first quarter of 1994. The increase was primarily due to finance charges earned on increased Easy Payment Plan accounts receivable. Prospect multi-product circular mailings and prospect catalogs offer revolving credit to first-time buyers. These programs along with the expansion of the credit limits of our better customers and the reduction in our minimum payment schedule (effective January 1, 1995 - from 10% to 5% on average) have been greatly responsible for an increase in average Easy Payment Plan accounts receivable of 23.3% (approximately $30,600,000) in first quarter 1995 as compared to first quarter 1994. Easy Payment Plan gross sales increased 21.4% in the quarter-to-quarter comparison.

Cost of goods sold as a percentage of net sales increased to 48.7% in 1995 from 47.7% in 1994. The higher cost of goods primarily resulted from increased delivery costs. Increases in postal rates and the use of express delivery drove delivery costs up.

Advertising expenses in the first quarter of 1995 increased 5.9% from 1994. Reductions in circular mailings and the co-op and media programs were more than offset by increases in catalog mailings and postage and paper costs.

The total number of circular mailings released in the first quarter of 1995 was 17.9% less than in 1994 (1995 - 43.7 million, 1994 - 53.3 million). A 22.5%
decrease in multi-product customer mailings (1995 - 31.1 million, 1994 - 40.2 million), a .8% increase in multi-product prospect mailings (1995 - 10.7 million, 1994 - 10.6 million), a 23.4% decrease in single-product mailings (1995 - 1.9 million, 1994 - 2.5 million), a 12.5% increase in average mailing



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1995

Results of Operations - Continued
- ---------------------

cost (postage) and an 11.0% increase in average production cost (primarily paper) resulted in a net cost reduction of approximately $713,000. Customer circular mailings have decreased in the 1995 quarter due to the better targeting of mailings, the removal of non-responding names and the increased volume of home products catalogs.

Total volume of the co-op and media advertising programs decreased 9.9% in the first quarter of 1995 as compared to 1994 (1995 - 577 million, 1994 - 640 million). The reduced volume and a 4.1% increase in average production and placement costs (primarily paper and postage) resulted in a net cost decrease of approximately $333,000.

In the first quarter of 1995, 5.1 million home products catalogs were mailed (1.0 million to prospects) as compared to 1.1 million (.2 million to prospects) in the first quarter of 1994. The catalog format which has become the primary advertising format for home products will be tested for men's apparel in fall 1995 and women's apparel in spring 1996. The increased volume and mailing costs resulted in a cost increase of approximately $2,508,000.

General and administrative expenses increased 17.8% in the 1995 quarter as compared to 1994. A 14.6% increase in wages and benefits and increased interest expense and professional services were primarily responsible for the increased general and administrative expenses. Wages and benefits were higher due to normal pay increases, a larger work force and an increase in the normal work week from 37 1/4 hours to 40 hours. On average, the number of employees increased 5.5% in the 1995 quarter. The work week was extended to 40 hours at the beginning of the fourth quarter 1994. Interest expense was higher ($615,626 in 1995, $72,244 in 1994) due to increased borrowings needed to finance higher inventories and customer accounts receivable balances. Professional services were higher primarily due to consulting fees related to the study of the company's distribution systems.

The provision for doubtful accounts as a percentage of credit sales was 7.2% higher in the first quarter of 1995 as compared to 1994. The increased provision was based on increased charge offs experienced in 1994. Total credit sales increased 14.4% and total finance charges increased 23.5% in the 1995
first quarter.   Prospect (first-time buyer) credit sales and finance charges carry a higher credit risk. Prospect sales as a percentage of total credit sales were approximately 7.2% in 1995 and 8.4% in 1994. Prospect finance charges as a percentage of total finance charges were approximately 5.7% in 1995 and 6.1% in 1994. The estimated bad debt rate used in providing for doubtful accounts is based on current expectations, sales mix (prospect vs. established customer) and prior years' experience. The rate used in providing for bad debts has remained relatively consistent since mid-1994. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts.

Income taxes as a percentage of income before income taxes were 40.9% in 1995 and 40.0% in 1994. The federal income tax rate was 35% in both years. The company's effective state income tax rate was lower in 1995 as the Pennsylvania statutory rate fell from 12.25% to 11.99% in the third quarter of 1994,



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1995

Results of Operations - Continued
- ---------------------

effective January 1, 1994 and to 10.99% effective January 1, 1995. The reduction in the effective state income tax rate caused a reduction in the company's net deferred tax asset and an increase in income tax expense of approximately $185,000 in the first quarter of 1995.

Liquidity and Sources of Capital
- --------------------------------

All working capital and cash requirements were met and suppliers' invoices were timely paid in order to maximize discounts. Effective March 9, 1995, the company has $60,000,000 available in lines of credit, $10,000,000 with no specified expiration date and $50,000,000 expiring May 31, 1995. Management anticipates renewing the lines upon their expiration. Short-term borrowings outstanding during the first quarter of 1994 averaged approximately $7,100,000 as compared to approximately $37,600,000 during the first quarter of 1995. $57,000,000 was outstanding at March 31, 1995, $55,400,000 at May 10, 1995.

The ratio of current assets to current liabilities was 2.34 at March 31, 1995,
2.72 at December 31, 1994 and 2.98 at March 31, 1994. Working capital decreased $4,589,719 in the first quarter of 1995. The decrease was primarily reflected in increased notes payable and trade accounts payable and decreased deferred income taxes more than offsetting increased inventories and customer accounts receivable and decreased federal and state income taxes. Primarily, the 1995 decline in working capital was attributable to the $11,591,853 dividend declared and paid in the first quarter.

Merchandise inventory turnover was 3.1 at March 31, 1995, 3.3 at December 31, 1994 and 3.7 at March 31, 1994. Merchandise inventory as of March 31, 1995 increased 5.2% from December 31, 1994 and 52.1% from March 31, 1994. Net sales for the first quarter of 1995 increased 7.8% over the first quarter of 1994. A large portion of the growth in merchandise inventory from the first quarter of 1994 was due to the expansion of home products inventory to service the 350-400 product catalogs. Home products net sales as a percentage of total net sales increased to 13.5% ($17.2 million) in 1995 as compared to 10.5% ($12.5 million) in the first quarter of 1994. Home products inventory totaled $12.7 million at March 31, 1995 as compared to $13.3 million at December 31, 1994 and $6.6 million at March 31, 1994. Inventory levels (women's, men's and home products) have also been impacted by the continuing effort to increase order fulfillment rates and by lower than anticipated customer response in the fourth quarter of 1994.

The company has added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $1,513,055 during the first quarter of 1995 and $1,311,530 during the first quarter of 1994.

The company has nearly completed the renovation of its headquarters facility in Warren. Renovation of the first two levels was completed in February 1993.
The remaining two levels, minus a few thousand square feet, were completed near the end of 1994. Total cost of the renovation is estimated at $13,600,000. Total cost incurred as of March 31, 1995 was approximately $13,500,000.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1995

Liquidity and Sources of Capital - Continued
- --------------------------------

The company completed its new Erie, Pennsylvania outlet store. Total cost of the new store, which opened May 23, 1994, was $2.1 million. The old Erie store building was sold in August 1994.

The company has undertaken a study of its distribution center, focused on operational and customer service improvements. On October 19, 1994, the Board of Directors approved a 64,000 square-foot warehouse addition to the distribution center. Construction began in January 1995 with completion anticipated in early September 1995. Estimated cost of the project is $6.85 million and, as of March 31, 1995, total cost incurred was approximately $1,200,000. The continuing study includes examining the merits of a variety of service-enhancing options, including a possible second distribution center located outside of the Warren, Pennsylvania area.

It is anticipated that planned capital expenditures for the years ahead will be financed by cash flow from operations and borrowings.

Impact of Inflation and Changing Prices
- ---------------------------------------

Although inflation has moderated in our economy, the company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. During the past several years, selling prices have been raised sufficiently to offset increased merchandise costs, thereby realizing profit margins that continue to build fiscal strength. Profit margins will be pressured by postal rate and paper cost increases in 1995. The company's estimate of the increased cost of postage and paper approximates $12,000,000.

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



PART II.  OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1995


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a)   Exhibits
         --------
         None

   (b)   Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the quarter end
         March 31, 1995.



                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BLAIR CORPORATION
                                       --------------------------
                                             (Registrant)





Date   May 10, 1995             By          Giles W. Schutte
- -----------------------           --------------------------------
                                            Giles W. Schutte
                              Executive Vice President and Treasurer
                                   (Principal Financial Officer)