Form 10-Q
period 1995-06-30
BLAIR CORP
filed 1995-08-10
CIK 71525

United States
                 Securities and Exchange Commission
                      Washington, D.C. 20549

                            FORM 10-Q
                            ---------

           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934




For the period Ended June 30, 1995  Commission File Number  1-878
                     -------------                         ------------




                         BLAIR CORPORATION
-----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)




             DELAWARE                                 25-0691670
-----------------------------------------------------------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)




   220 HICKORY STREET, WARREN, PENNSYLVANIA           16366-0001
-----------------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)




                             (814) 723-3600
-----------------------------------------------------------------------
          (Registrant's telephone number, including area code)




                             Not applicable
-----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   -----  -----

As of August 10, 1995 the registrant had outstanding 9,322,382 shares of its common stock without nominal or par value.



PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1995



CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARY
                                                   June 30      December 31
                                                     1995           1994
                                                 ------------   ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $  2,391,558   $  2,183,136
  Customer accounts receivable,
    less allowances for doubtful accounts
    and returns of $42,218,875 in 1995
    and $39,827,161 in 1994                       155,682,092    130,517,140
  Inventories - Note F
    Merchandise                                    65,454,547     70,562,969
    Advertising and shipping supplies              11,026,215     13,394,493
                                                 ------------   ------------
                                                   76,480,762     83,957,462
  Deferred income taxes                            19,418,000     18,386,000
  Prepaid expenses                                    570,706        558,370
                                                 ------------   ------------
                          TOTAL CURRENT ASSETS    254,543,118    235,602,108

PROPERTY, PLANT AND EQUIPMENT - at cost
  Land                                              1,130,454      1,130,454
  Buildings                                        57,813,889     57,422,042
  Equipment                                        31,906,829     32,195,892
  Construction in progress                          4,277,038        335,122
                                                 ------------   ------------
                                                   95,128,210     91,083,510
  Less allowances for depreciation                 39,362,908     38,025,818
                                                 ------------   ------------
                                                   55,765,302     53,057,692
                                                 ------------   ------------

                                  TOTAL ASSETS   $310,308,420   $288,659,800
                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                  $ 56,750,000   $ 34,300,000
  Trade accounts payable                           38,377,339     34,832,191
  Advance payments from customers                   1,942,009      1,419,582
  Accrued expenses - Note D                        10,098,866     12,725,522
  Federal and state income taxes                    1,220,225      3,426,825
                                                 ------------   ------------
                     TOTAL CURRENT LIABILITIES    108,388,439     86,704,120

DEFERRED INCOME TAXES                               1,857,000      1,939,000

STOCKHOLDERS' EQUITY
  Common Stock without par value:
    Authorized 12,000,000 shares; issued
    10,075,440 shares (including shares held
    in treasury) - stated value                       419,810        419,810
  Additional paid-in capital                       11,017,130     11,017,130
  Retained earnings                               207,383,836    207,683,352
                                                 ------------   ------------
                                                  218,820,776    219,120,292
  Less 801,958 shares of Common Stock in
     treasury - at cost                            17,238,660     17,238,660
  Less receivable from Employee Stock
     Purchase Plan                                  1,519,135      1,864,952
                                                 ------------   ------------
                                                  200,062,981    200,016,680
                                                 ------------   ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $310,308,420   $288,659,800
                                                 ============   ============

See accompanying notes.


CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARY


                                                    Three Months Ended              Six Months Ended
                                                         June 30                         June 30
                                                    1995          1994             1995            1994
                                                ------------  ------------     ------------   ------------

Net sales                                       $150,619,577  $142,717,471     $278,260,082    $261,157,769
Other income - Note G                              7,646,156     5,566,713       14,762,309      11,350,526
                                                ------------  ------------     ------------    ------------
                                                 158,265,733   148,284,184      293,022,391     272,508,295

Costs and expenses:
  Cost of goods sold                              72,496,081    67,438,296      134,600,116     123,988,490
  Advertising                                     39,253,756    30,112,279       68,384,718      57,613,644
  General and administrative                      25,582,046    22,901,698       50,597,968      44,144,643
  Provision for doubtful accounts                  8,184,466     6,621,046       14,670,533      11,908,112
                                                ------------  ------------     ------------    ------------
                                                 145,516,349   127,073,319      268,253,335     237,654,889
                                                ------------  ------------     ------------    ------------
                    INCOME BEFORE INCOME TAXES    12,749,384    21,210,865       24,769,056      34,853,406

Income taxes - Note E                              5,315,000     8,504,000       10,231,000      13,967,000
                                                ------------  ------------     ------------    ------------

                                    NET INCOME  $  7,434,384  $ 12,706,865     $ 14,538,056    $ 20,886,406
                                                ============  ============     ============    ============

Net income per share based on average
  shares outstanding - Note C                       $ .80         $1.38            $1.57           $2.26
                                                    =====         =====            =====           =====

<F1>
See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARY


                                                      Three Months Ended               Six Months Ended
                                                            June 30                         June 30
                                                     1995           1994             1995          1994
                                                 ------------   ------------     ------------  ------------

Common Stock                                     $    419,810   $    419,810     $    419,810  $    419,810

Additional paid-in capital                         11,017,130      9,595,875       11,017,130     9,595,875

Retained Earnings:
  Balance at beginning of period                  203,195,171    187,906,481      207,683,352   188,957,972
  Net income                                        7,434,384     12,706,865       14,538,056    20,886,406
  Cash dividends declared - Note B                 (3,245,719)    (3,230,862)     (14,837,572)  (12,461,894)
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                        207,383,836    197,382,484      207,383,836   197,382,484

Treasury Stock:
  Balance at beginning of period                  (17,238,660)   (17,526,017)     (17,238,660)  (16,056,017)
  Purchase of common stock for treasury                   -0-            -0-              -0-    (1,470,000)
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                        (17,238,660)   (17,526,017)     (17,238,660)  (17,526,017)

Receivable from Employee Stock Purchase Plan:
  Balance at beginning of period                   (1,593,827)    (1,537,890)      (1,864,952)   (1,713,840)
  Payments                                             74,692         61,582          345,817       237,532
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                         (1,519,135)    (1,476,308)      (1,519,135)   (1,476,308)
                                                 ------------   ------------     ------------  ------------

                  TOTAL STOCKHOLDERS' EQUITY     $200,062,981   $188,395,844     $200,062,981  $188,395,844
                                                 ============   ============     ============  ============
<F1>
See accompanying notes.


CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARY



                                                       Six Months Ended
                                                            June 30
                                                      1995          1994
                                                  ------------  ------------
OPERATING ACTIVITIES
  Net income                                      $ 14,538,056  $ 20,886,406
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation                                   2,298,038     2,261,542
      Provision for doubtful accounts               14,670,533    11,908,112
      Provision for deferred income taxes           (1,114,000)   (2,308,000)
      Changes in operating assets and
        liabilities (using) providing cash:
          Customer accounts receivable             (39,835,485)  (15,570,000)
          Inventories                                7,476,700     2,122,076
          Prepaid expenses                             (12,336)     (321,394)
          Trade accounts payable                     3,545,148    (1,987,790)
          Advance payments from customers              522,427       344,673
          Accrued expenses                          (2,626,656)      648,601
          Federal and state income taxes            (2,206,600)   (1,673,000)
                                                  ------------  ------------
NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                               (2,744,175)   16,311,226

INVESTING ACTIVITIES
  Purchases of property, plant and equipment        (5,005,648)   (2,734,628)
                                                   ------------  ------------
        NET CASH USED IN INVESTING ACTIVITIES       (5,005,648)   (2,734,628)

FINANCING ACTIVITIES
  Net proceeds from (repayments on)
   lines of credit                                  22,450,000    (1,100,000)
  Dividends paid                                   (14,837,572)  (12,461,894)
  Purchase of common stock for treasury                    -0-    (1,470,000)
  Payments on receivable from
    Employee Stock Purchase Plan                       345,817       237,532
                                                  ------------  ------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                7,958,245   (14,794,362)
                                                  ------------  ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     208,422    (1,217,764)

Cash and cash equivalents at beginning of year       2,183,136     2,937,432
                                                  ------------  ------------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  2,391,558  $  1,719,668
                                                  ============  ============

See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1995

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1994.

The consolidated financial statements include the accounts of Blair Corporation and its wholly-owned subsidiary, Blair Holdings Inc. All significant intercompany accounts are eliminated upon consolidation.

NOTE B - DIVIDENDS DECLARED
 2-09-94   $1.00 per share                   2-07-95   $1.25 per share
 4-19-94     .35                             4-18-95     .35
 7-20-94     .35                             7-19-95     .35
10-19-94     .35

NOTE C - NET INCOME PER COMMON SHARE
                               Three Months Ended          Six Months Ended
                                     June 30                    June 30
                               1995         1994          1995         1994
                            -----------  -----------   -----------  -----------
Net income                  $ 7,434,384  $12,706,865   $14,538,056  $20,886,406
Average shares outstanding    9,273,482    9,231,032     9,273,482    9,241,032
Net income per common share    $ .80        $1.38         $1.57        $2.26

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                           June 30     December 31
                                            1995          1994
                                         -----------   -----------
Employee compensation                    $ 5,675,833   $ 6,426,098
Contribution to profit sharing
  and retirement plan                      1,637,898     4,023,519
Taxes, other than taxes on income          1,188,649       699,387
Other accrued items                        1,596,486     1,576,518
                                         -----------   -----------
                                         $10,098,866   $12,725,522
                                         ===========   ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1995

NOTE E - INCOME TAXES
The components of income tax expense are as follows:
                             Three Months Ended          Six Months Ended
                                  June 30                    June 30
                             1995          1994         1995         1994
                          -----------   -----------  -----------  -----------
Currently payable:
  Federal                 $ 8,222,000   $ 8,150,000  $10,035,000  $13,257,000
  State                     1,139,000     1,893,000    1,310,000    3,018,000
                          -----------   -----------  -----------  -----------
                            9,361,000    10,043,000   11,345,000   16,275,000
Deferred (credit)          (4,046,000)   (1,539,000)  (1,114,000)  (2,308,000)
                          -----------   -----------  -----------  -----------
                          $ 5,315,000   $ 8,504,000  $10,231,000  $13,967,000
                          ===========   ===========  ===========  ===========


The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                             Three Months Ended         Six Months Ended
                                  June 30                    June 30
                             1995         1994         1995          1994
                          -----------  -----------  -----------   -----------
Statutory rate applied to
  pre-tax income          $ 4,462,285  $ 7,423,803  $ 8,669,170   $12,198,692
State income taxes, net
  of federal tax benefit      785,850    1,017,900    1,429,350     1,643,200
Other items                    66,865       62,297      132,480       125,108
                          -----------  -----------  -----------   -----------
                          $ 5,315,000  $ 8,504,000  $10,231,000   $13,967,000
                          ===========  ===========  ===========   ===========
Components of the provision for deferred income tax credit are as follows:
                             Three Months Ended          Six Months Ended
                                  June 30                     June 30
                             1995        1994           1995          1994
                          -----------  -----------   -----------   -----------
Provision for estimated
  returns                 $   140,000  $  (133,000)  $    67,000   $   876,000
Provision for doubtful
  accounts                    216,000      153,000       618,000       483,000
Advertising costs           3,751,000    1,466,000       461,000       847,000
Other items - net             (61,000)      53,000       (32,000)      102,000
                          -----------  -----------   -----------   -----------
                          $ 4,046,000  $ 1,539,000   $ 1,114,000   $ 2,308,000
                          ===========  ===========   ===========   ===========

Significant components of the company's deferred tax assets and liability as of June 30, 1995 and December 31, 1994 are as follows:
                                         June 30     December 31
                                          1995          1994
                                       -----------   -----------
Current deferred tax assets - net:
  Doubtful accounts                    $13,684,000   $13,066,000
  Returns allowances                     2,510,000     2,443,000
  Inventory obsolescence                 1,863,000     1,883,000
  Vacation pay                           1,241,000     1,264,000
  Inventory costs                        1,459,000     1,479,000
  Advertising costs                     (1,701,000)   (2,162,000)
  Other items                              362,000       413,000
                                       -----------   -----------
                                       $19,418,000   $18,386,000
                                       ===========   ===========

Long-term deferred tax liability:
  Tax over book depreciation           $ 1,857,000   $ 1,939,000
                                       ===========   ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1995

NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. If the FIFO method had been used for all merchandise inventories, the total amount would have increased by approximately $8,930,000 at June 30, 1995 and $8,690,000 at December 31, 1994, respectively.

NOTE G - OTHER INCOME
Other income consists of:
                              Three Months Ended          Six Months Ended
                                    June 30                    June 30
                              1995         1994          1995          1994
                           -----------  -----------   -----------   -----------
Finance charges on time
  payment accounts         $ 7,291,797  $ 5,288,174   $14,012,119   $10,744,718
Other items                    354,359      278,539       750,190       605,808
                           -----------  -----------   -----------   -----------
                           $ 7,646,156  $ 5,566,713   $14,762,309   $11,350,526
                           ===========  ===========   ===========   ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting based upon principal balances outstanding.

NOTE H - EMPLOYEE STOCK PURCHASE PLAN
The company has an Employee Stock Purchase Plan wherin shares of treasury stock may be issued to certain employees at a price established at the discretion of the Employee Stock Purchase Plan Committee. The stock issued under the Plan was 49,150 shares on July 10, 1995 and 42,450 share on July 7, 1994.

NOTE I - RECLASSIFICATIONS
Certain amounts previously reported in the 1994 financial statements have been reclassified to conform with current year classifications.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1995

Results of Operations
---------------------

Net sales for the second quarter and six months of 1995 were record highs. Despite the record sales, net income was off 41.5% for the second quarter and 30.4% for the six months of 1995 as compared to 1994. The reductions in earnings were primarily attributable to increased postage, paper, payroll and prospecting costs.

Net sales for 1995 increased 5.5% and 6.5% over the prior record sales of the second quarter and first six months of 1994. The record 1995 sales resulted from an increased advertising effort and the company's expansion of the credit limits extended to our better customers. Response to the advertising effort was mixed - down 2.1% second quarter and up 9.9% year-to-date for customer multi-product circular mailings, down 18.9% and 16.8% for prospect multi-product circular mailings, down 21.1% and 3.8% for co-op and media, down 8.4% and 5.5% for customer catalogs and up over 25% for prospect catalogs. Sales revenue generated per advertising dollar decreased 19.6% and 10.8% in the 1995 periods primarily due to increased advertising cost (postage, paper and prospect catalogs). The number of orders filled increased .6% and .9% and the average order size increased 5.2% and 5.4%. Returns as a percentage of adjusted gross sales were approximately the same (15%) in 1995 as in 1994.

Other income increased 37.4% and 30.1% in the second quarter and six months of 1995 as compared to 1994. The increases were primarily due to finance charges earned on increased Easy Payment Plan accounts receivable. Prospect multi-product circular mailings and prospect catalogs offer revolving credit to first-time buyers. These programs along with the expansion of the credit limits extended to our better customers and the reduction in our minimum payment schedule (effective January 1, 1995 - from 10% to 5% on average) have been greatly responsible for an increase in average Easy Payment Plan accounts receivable of 27.3% (approximately $36,800,000) in the first six months of 1995 as compared to 1994. Easy Payment Plan gross sales increased 12.4% and 16.4% in the 1995 to 1994 comparisons.

Cost of goods sold as a percentage of net sales increased to 48.1% and 48.4% in 1995 from 47.3% and 47.5% in 1994. The higher cost of goods primarily resulted from increased delivery costs. Increased postal rates and the higher cost to ship larger and heavier merchandise in the expanded line of home products drove delivery costs up.

Advertising expenses in the second quarter and first six months of 1995 increased 30.4% and 18.7% from 1994. Increases in catalog mailings, the co-op and media programs and postage and paper costs were primarily responsible for the increased advertising expense.

The total number of circular mailings released in the second quarter of 1995 was the same as in 1994 (59.5 million). A 6.0% increase in multi-product customer mailings (1995 - 45.7 million, 1994 - 43.1 million), a 14.8% decrease in multi-product prospect mailings (1995 - 11.5 million, 1994 - 13.5 millions), a 21.4% decrease in single-product mailings (1995 - 2.3 million, 1994 - 2.9 million), an 11.6% increase in average mailing cost (postage) and 12.8% increase in average production cost (primarily paper) resulted in a net circular mailings cost increase of approximately $3,538,000. The total number



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1995

Results of Operations - Continued
---------------------

of circular mailings released in the six months of 1995 was 8.5% less than in 1994 (1995 - 103.2 million, 1994 - 112.8 million). A 7.7% decrease in multi-
product customer mailings (1995 - 76.9 million, 1994 - 83.3 million), a 7.9% decrease in multi-product prospect mailings ( 1995 - 22.2 million, 1994 - 24.1 million), a 22.4% decrease in single-product mailings ( 1995 - 4.2 million, 1994 - 5.4 million), an 11.9% increase in average mailing cost (postage) and an 11.8% increase in average production cost (primarily paper) resulted in a net circular mailings cost increase of approximately $2,825,000.

Total volume of the co-op and media programs in 1995 increased 30.1% in the second quarter (1995 - 511 million, 1994 - 393 million) and 5.3% in the six months (1995 - 1.09 billion, 1994 - 1.03 billion) as compared to 1994. The increased volumes and 20.5% and 9.9% increases in average production and placement costs (primarily paper and postage) resulted in co-op and media cost increases of approximately $964,000 (second quarter) and $631,000 (six months).

In the second quarter, 14.1 million home products catalogs were mailed (8.3 million to prospects) in 1995 as compared to 4.9 million (.1 million to prospects) in 1994. In the first six months, 19.2 million were mailed (9.3 million to prospects) in 1995 as compared to 6.0 million (.3 million to prospects) in 1994. The increased volumes and mailing costs resulted in catalog cost increases of approximately $4,723,000 (second quarter) and $7,231,000 (six months). The catalog format has become the primary advertising format for home products and will be tested for men's apparel starting in July 1995 and women's apparel in spring 1996.

General and administrative expenses increased 11.7% in the second quarter and 14.6% in the six months of 1995 as compared to 1994. Increases in wages and benefits, interest, telephone and professional services were primarily responsible for the increased general and administrative expenses. Wages and benefits increased 9.8% and 12.1% due to normal pay increases, a larger work force and an increase in the normal work week from 37 1/4 hours to 40 hours.
On average, the number of employees has increased 4.9% in the second quarter and 4.4% year-to-date. The work week was extended to 40 hours at the beginning of the fourth quarter 1994. Interest expense was higher (second quarter - $913,308 in 1995, $94,830 in 1994; six months - $1,528,934 in 1995, $167,073 in
1994) due to increased borrowings needed to finance higher customer accounts receivable balances. Telephone expense has increased because the company has improved it's 800 - number capabilities (ordering and customer service). By September 1, 1995, all catalogs (home products and men's) will offer an 800 ordering number. Professional services were higher primarily due to consulting fees related to the study of the company's distribution systems.

The provision for doubtful accounts as a percentage of credit sales increased 12.4% and 9.8% in the 1995 periods as compared to 1994. The increased provisions were based on the increased charge offs experienced in 1994. Total credit sales increased 8.8% and 11.4% and total finance charges increased 37.9% and 30.4% in 1995. Prospect (first-time buyer) credit sales and finance charges carry a higher credit risk. Prospect credit sales increased 18.3% and 9.6% in the 1995 periods. Prospect finance charges increased 22.1% and 18.1%.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1995

Results of Operations - Continued
---------------------

The estimated bad debt rate used in providing for doubtful accounts is based on current expectations, sales mix (prospect vs. established customer) and prior year's experience. The rates used in providing for bad debts has remained relatively consistent since mid-1994. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts.

Income taxes as a percentage of income before income taxes were 41.7% and 41.3% in the second quarter and six months of 1995 as compared to 40.1% in 1994. The federal income tax rate was 35% in both years. The company's effective state income tax rate was lower in 1995 as the Pennsylvania statutory rate fell from 12.25% to 11.99% in the third quarter of 1994, retroactive to January 1, 1994 and to 10.99% effective January 1, 1995. In June 1995, retroactive to January 1, 1995, the Pennsylvania statutory rate was reduced to 9.99%. In addition, the effective state rate was further reduced by the provision enacted by Pennsylvania regarding the apportionment of business income - allows double weighting the sales factor. The reductions in the effective state income tax rate caused reductions in the company's net deferred tax asset and increases in income tax expense of approximately $185,000 in the first quarter of 1995 and $638,000 in the second quarter of 1995. If there are no other changes, income taxes as a percentage of income before income taxes will be approximately 39% in the second half of 1995.

Liquidity and Sources of Capital
--------------------------------

All working capital and cash requirements were met and suppliers' invoices were timely paid in order to maximize discounts. Effective March 9, 1995, the company has $60,000,000 available in lines if credit, $10,000,000 with no specified expiration date and $50,000,000 expiring September 30, 1995. Management is currently negotiating a new line of credit arrangement. Short-term borrowings outstanding during the first half of 1994 averaged approximately $7,800,000 as compared to approximately $47,300,000 during the first half of 1995. $56,750,000 was outstanding at June 30, 1995, $56,450,000 at August 10,
1995.

The ratio of current assets to current liabilities was 2.35 at June 30, 1995,
2.72 at December 31, 1994 and 3.35 at June 30, 1994. Working capital decreased $2,743,309 in the six months of 1995. The decrease was primarily reflected in increased notes payable and trade accounts payable and decreased inventories more than offsetting increased customer accounts receivable. Dividends paid ($14,837,572) and capital expenditures ($5,005,648) were primarily responsible for the reduction in working capital. Working capital increased $6,683,958 during the first six months of 1994. The increase was primarily reflected in increased customer accounts receivable and deferred income taxes and decreased note payable to bank, trade accounts payable and federal and state income taxes offsetting decreased cash and cash equivalents and inventories. The 1994 six month increase in working capital was the result of the record net income and reductions in capital expenditures and dividends.

Merchandise inventory turnover was 3.0 at June 30, 1995, 3.3 at December 31, 1994 and 3.7 at June 30, 1994. Merchandise inventory as of June 30, 1995



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1995

Liquidity and Resources - Continued
-----------------------

decreased 7.2% from December 31, 1994 and increased 33.8% from June 30, 1994. Net sales for the six months of 1995 increased 6.6% over the first half of 1994. Inventory levels have been impacted by the continuing effort to increase order fulfillment rates, lower than anticipated customer response in the fourth quarter of 1994 and the expansion of home products and men's inventories to service catalogs. Home products net sales as a percentage of total net sales increased to 15.3% ($42.6 million) in 1995 as compared to 12.4% ($32.5 million) in 1994. Men's net sales decreased to 22.8% ($63.3 million) from 25.9% ($67.6 million) and women's increased to 61.9% ($172.3 million) from 61.7% ($161.0 million). Home products inventory totaled $11.7 million at June 30, 1995, as compared to $13.3 million at December 31, 1994 and $10.2 million at June 30, 1994. Men's inventory was $17.8 million at June 30, 1995, $18.9 million at December 31, 1994 and $13.5 million at June 30, 1994. Women's inventory was $35.9 million at June 30, 1995, $38.4 million at December 31, 1994 and $25.2 million at June 30, 1994.

The company has added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $5,005,648 during the six months of 1995 and $2,734,628 during the first six months of 1994.

The company will soon complete the renovation of its headquarters facility in Warren. The lower two levels were completed in February 1993 and the upper two levels, minus a few thousand square feet, were completed near the end of 1994. Total cost of the renovation is estimated at $13,600,000, $13,550,000 of which was incurred as of June 30, 1995.

The company completed its new Erie, Pennsylvania outlet store. Total cost of the new store, which opened May 23, 1994, was $2.1 million. The old Erie store building was sold in August 1994.

The company has undertaken a study of its distribution center, focused on operational and customer service improvements. On October 19, 1994, the Board of Directors approved a 64,000 square-foot warehouse addition to the distribution center. Construction began in January 1995 with completion anticipated in early September 1995. Estimated cost of the project is $6.85 million and, as of June 30, 1995, total cost incurred was approximately $4,250,000. The continuing study includes examining the merits of a variety of service-enhancing options, including a possible second distribution center located outside of the Warren, Pennsylvania area.

It is anticipated than planned capital expenditures for the years ahead will be financed by cash flow from operations and borrowings.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1995

Impact of Inflation and Changing Prices
---------------------------------------

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



PART II.  OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1995


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

    (a)  The company's Annual Meeting of Stockholders was held April 18, 1995.

    (b) At the Annual Meeting of Stockholders, all of the company's directors were elected at said meeting, as follows:

         David A. Blair        John O. Hanna         Michael J. Samargya
         Robert W. Blair       Gerald A. Huber       Giles W. Schutte
         Steven M. Blair       Murray K. McComas     Blair T. Smoulder
         Robert D. Crowley     Thomas P. McKeever    John E. Zawacki

         Since all of the directors of the company were elected at the Annual Meeting of Stockholders, there are no directors whose term of office as a director continued after the meeting.

    (c) The following other matter was voted upon at the meeting, and the following number of affirmative votes and negative votes were cast with respect to such matter:
           The reappointment by the company's Board of Directors of the firm of Ernst & Young L.L.P. as independent certified public accountants to examine the financial statements and perform the annual audit of the company for the year ending December 31, 1995 was ratified. This ratification received 8,448,042 affirmative votes and 2,261 negative votes.

Item 5.  Other Information
         -----------------

         The company adopted the Restated Certificate of Incorporation of Blair Corporation on April 25, 1995. The Restated Certificate reflects amendments that have already been made and are already of record. (Exhibit A to Form 10-Q)

         The company filed a Registration Statement on Form S-8 on July 7, 1995 registering 49,150 shares of the company's Common Stock which was offered for purchase on July 10, 1995 to selected employees of the company under and in accordance with the company's Employee Stock Purchase Plan.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a)   Exhibits
         --------
         None

   (b)   Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the quarter ended
         June 30, 1995.



PART II.  OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1995

Exhibit A
---------


                    RESTATED CERTIFICATE OF INCORPORATION OF
                                BLAIR CORPORATION

     Blair Corporation, a Corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), DOES HEREBY CERTIFY THAT:

     1. The name of the Corporation is Blair Corporation. Blair Corporation was originally incorporated under the name "New Process Company" and the original Certificate of Incorporation of the Corporation was filed with the Secretary of State of the State of Delaware on October 23, 1924.

     2. Pursuant to Section 245 of the General Corporation Law of the State of Delaware, this Restated Certificate of Incorporation of the Corporation only restates and integrates and does not further amend the provisions of the Corporation's Certificate of Incorporation and theretofore amended or supplemented, and no discrepancy between those provisions and this Restated Certificate of Incorporation exists.

     3. This Restated Certificate of Incorporation was duly adopted in accordance with the provisions of Section 245 of the General Corporation Law of the State of Delaware. The Board of Directors of the Corporation at the organization meeting of the Board of Directors held April 18, 1995 duly adopted resolutions setting forth the Restated Certificate of Incorporation.

     4. The text of the Restated Certificate of Incorporation of the Corporation as heretofore amended or supplemented is hereby restated to read in its entirety as follows:

        FIRST:  The name of this Corporation is BLAIR CORPORATION.

        SECOND: Its principal office in the State of Delaware is located at Corporation Trust Center, 1209 Orange Street, in the City of Wilmington, County of New Castle. The name and address of its resident agent is the Corporation Trust Company, Corporation Trust Center, 1209 Orange Street, Wilmington, Delaware 19801.

        THIRD The nature of the business, or objects or purposes proposed to be transacted, promoted or carried on are:

        To manufacture, purchase, import or otherwise acquire, own, mortgage, pledge, sell, export, assign and transfer, or otherwise dispose of, to invest, trade, deal in and deal with, goods, wares and merchandise and real and personal property of every class and description.

       To acquire, and pay for in cash, stock or bonds of this Corporation or otherwise, the goodwill, rights, assets and property, and to undertake or assume the whole or any part of the obligations or liabilities of any person, firm, association or corporation.



PART II.  OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1995


Exhibit A - Continued
---------


       To acquire, hold, use, sell, assign, lease, grant licenses in respect of, mortgage, or otherwise dispose of letters patent of the United States or any foreign country, patent rights, licenses and privileges, inventions, improvements and processes, copyrights, trademarks and trade names, relating to or useful in connection with any business of this Corporation.

       To guarantee, purchase, hold, sell, assign, transfer, mortgage,pledge or otherwise dispose of shares of the capital stock of, or any bonds, securities or evidence of indebtedness created by any other corporation or corporations organized under the laws of this state or any other state, country, nation or government, and while the owner thereof to exercise all the rights, powers and privileges of ownership.

       To issue bonds, profit sharing debentures of obligations of this Corporation from time to time, for any of objects or purposes of the Corporation, and to secure the same by mortgage, pledge, deed of trust, or otherwise.

       To purchase, hold, sell and transfer the shares of its own capital stock; provided it shall not use its funds or property for the purchase of its own shares of capital stock when such use would cause any impairment of its capital; and provided further that shares of its own capital stock belonging to it shall not be voted upon directly or indirectly.

       To have one or more offices, to carry on all or any of its operations and business and without restriction or limit as to amount to purchase or otherwise acquire, hold, own, mortgage, sell, convey, or otherwise dispose of real and personal property of every class and description in any of the States, Districts, Territories or Colonies of the United States, and in any and all foreign countries, subject to the laws of such State, District, Territory, colony or Country.

       In general, to carry on any other business in connection with the foregoing, whether manufacturing or otherwise, and to have and exercise all the powers conferred by the laws of Delaware upon corporations formed under the act hereinafter referred to, and to do any or all of the things hereinbefore set forth to the same extent as natural persons might or could do.

       The foregoing clauses shall be construed both to objects and powers; and it is hereby expressly provided that the foregoing enumeration of specific powers shall not be held to limit or restrict in any manner the powers of this Corporation.

       FOURTH:

         1.  The authorized capital stock of the Corporation shall be



PART II.  OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1995


Exhibit A - Continued
---------



12,000,000 shares of Common Stock without nominal or par value, all of one class.

         2. Each share of Common Stock without nominal or par value of the Corporation issued and outstanding or held in the treasury of the Corporation as of the close of business on the date this amendment becomes effective is hereby reclassified and changed into two fully paid and non-assessable shares of Common Stock without nominal or par value of the Corporation, and each holder of record of a certificate for one or more shares of Common Stock without nominal or par value of the Corporation, as of the close of business on the date this amendment becomes effective shall be entitled to receive, as soon as practicable, and without surrender of such certificate, a certificate or certificates representing one additional share of Common Stock for each one share of Common Stock represented by the certificate of such holder.

         3. The Common Stock may be issued from time to time for such consideration as may be fixed from time to time by the Board of Directors, and any and all shares so issued, when the full consideration for which as fixed by the Board of Directors has been paid or delivered, shall be deemed fully paid and non-assessable.

         4. No holder of Common Stock of the Corporation shall be entitled, as such, as a matter of right to subscribe for or purchase any part of any new or additional issue of shares of Common Stock of the Corporation or any securities of the Corporation convertible into, or evidencing the right to purchase shares of Common Stock whether now or hereafter authorized, or whether issued for cash, property, or services, or by way of dividend.

       FIFTH: The amount of capital stock with which this Corporation will commence business is One Thousand Dollars (1,000.00).

       SIXTH: The names and places of residence of the original subscribers to the capital stock and the number of shares subscribed for by each are as follows:

                                          NUMBER OF SHARES
                             -------------- -----------------------
                                                        COMMON
       NAME        RESIDENCE    PREFERRED  FOUNDERS    MANAGEMENT
-------------------------------------------------------------------

    J.L. Blair     Warren, PA       1         2             2
    L.A. BLAIR     Warren, PA       1         1             1
    H.C. Putnam    Warren, PA                               2

       SEVENTH:  This Corporation is to have  perpetual existence.

      EIGHTH: The private property of the stockholders shall not be subject to the payment of the corporate debts to any extent whatever.



PART II.  OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1995


Exhibit A - Continued
---------


       NINTH: In furtherance, and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized:

      To fix the amount to be reserved as working capital over and above its capital stock paid in, to authorize and cause to be executed mortgages and liens upon the real and personal property of this Corporation.

      From time to time to determine whether and to what extent, and at what times and places, and under that conditions and regulations, the accounts and books of this Corporation, (other than the stock ledger), or any of them, shall be open to inspection or stockholders; and no stockholder shall have any right of inspecting any account, book or document of this Corporation except as conferred by statute, unless authorized by resolution of the stockholders or Directors.

      If the by-laws so provide, to designate two or more of its number to constitute an executive committee, which committee shall for the time being, as provided in said resolution or in the by-laws of this Corporation, have and exercise any or all of the powers of the Board of Directors in the management of the business and affairs of this Corporation, and have power to authorize the seal of this Corporation to be affixed to all papers which may require it.

      Pursuant to the affirmative vote of the holders of at least a majority of each class of stock issued and outstanding, having voting power, given
at stockholders' meeting duly called for that purpose, the Board of   Directors
shall have power and authority at any meeting to sell, lease, or exchange all of the property and assets of this Corporation, including its goodwill and its corporate franchises, upon such terms and conditions as its Board of Directors deems expedient and for the best interests of the Corporation.

      This Corporation may in its by-laws confer powers upon its Directors in addition to the foregoing, and in addition to the powers and authorization expressly conferred upon them by the statute.

      Both stockholders and Directors shall have power, if the by-laws so provide, to hold their meetings, and to have one or more offices within or without the State of Delaware, and to keep the books of this Corporation (subject to the provisions of the statutes), outside of the State of Delaware at such places as may be from time to time designated by the Board of Directors.

      TENTH: This Corporation reserves the right to amend, alter, change or repair any provision conveyed in this certificate of incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders therein are granted subject to this reservation.



PART II.  OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1995

Exhibit A - Continued
---------


      ELEVENTH:  The Corporation shall, to the fullest extent permitted by
Section 145 of the General Corporation Law of Delaware, as the same may be amended and supplemented from time to time, indemnify any and all Directors and officers which it shall have power to indemnify under said Section 145 from and against any and all of the expenses, liabilities or other matters referred to in or covered by said Section and the indemnification provided for herein shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any by-law, agreement, vote of stockholders or disinterested Directors or otherwise, both as to action in their official capacity while holding such office, and shall continue as to a person who has ceased to be a Director or officer, and shall inure to the benefit of the heirs, executors and administrators of such a person.

      A Director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a Director, except for liability (i) for any breach ofthe Director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the General Corporation Law of Delaware, as the same exists or hereafter may be amended, or (iv) for any transaction from which the Director derived an improper personal benefit. If the General Corporation Law of Delaware hereafter is amended to authorize the further elimination or limitation of the liability of Directors, then the liability of a Director of the Corporation, in addition to the limitation on personal liability provided herein, shall be limited to the fullest extent permitted by the amended General Corporation Law of Delaware. Any repeal or modification of the paragraph by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation on the personal liability of a Director of the Corporation existing at the time of such repeal or modification.

    IN WITNESS WHEREOF, the Corporation has caused this Restated Certificate of Incorporation, to be signed by Murray K. McComas, its President and attested by
David A. Blair, its Secretary, this    25th    day of    April    ,1995.
                                    ----------        ------------



ATTEST:                                        BLAIR CORPORATION



By:      David A. Blair                 By:      Murray K. McComas
----------------------------            -----------------------------
         David A. Blair                           Murray K. McComas
         Its Secretary                            Its President



PART II.  OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1995


Exhibit A - Continued
---------


BE IT RESOLVED, that it is deemed to be in the best interest of the Corporation that the Certificate of Incorporation of the Corporation be restated in its entirety, in the form of Restated Certificate of Incorporation of the Corporation attached as EXHIBIT A hereto (the "Restated Certificate"), and that the same be, and hereby is, adopted as the Restated Certificate of Incorporation of the Corporation; and

BE IT FURTHER RESOLVED, that the officers of the Corporation be, and they hereby are, authorized, empowered and directed to execute and file the Restated Certificate with the Secretary of State of Delaware; and

BE IT FURTHER RESOLVED, that the officers of the Corporation be, and they hereby are, authorized, empowered and directed, in the name of and on behalf of the Corporation, to do all such acts and things as in their Judgment shall be necessary or appropriate to carry out, comply with and effectuate the resolutions adopted at this meeting.





                              SIGNATURE
                              ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            BLAIR CORPORATION
                                    ------------------------------
                                             (Registrant)





Date   August 10, 1995            By          Giles W. Schutte
------------------------            -----------------------------------
                                              Giles W. Schutte
                                  Executive Vice President and Treasurer
                                      (Principal Financial Officer)