Form 10-Q
period 1995-09-30
BLAIR CORP
filed 1995-11-14
CIK 71525

United States
                 Securities and Exchange Commission
                       Washington, D.C. 20549

                             FORM 10-Q
                             ---------

           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended September 30, 1995  Commission File Number  1-878
                     ------------------                         -----------




                          BLAIR CORPORATION
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



             DELAWARE                                    25-0691670
---------------------------------------------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)




   220 HICKORY STREET, WARREN, PENNSYLVANIA            16366-0001
---------------------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)




                          (814) 723-3600
---------------------------------------------------------------------------
          (Registrant's telephone number, including area code)




                          Not applicable
---------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   -----  -----

As of November 13, 1995 the registrant had outstanding 9,322,132 shares of its common stock without nominal or par value.



PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1995



CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARY
                                                 September 30   December 31
                                                     1995           1994
                                                 ------------   ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $  1,234,865   $  2,183,136
  Customer accounts receivable,
    less allowances for doubtful
    accounts and returns of $43,938,723
    in 1995 and $39,827,161 in 1994               165,866,479    130,517,140
  Inventories - Note F
    Merchandise                                    67,999,480     70,562,969
    Advertising and shipping supplies              19,787,279     13,394,493
                                                 ------------   ------------
                                                   87,786,759     83,957,462
  Deferred income taxes                            16,752,000     18,386,000
  Prepaid federal and state income taxes            6,290,637            -0-
  Prepaid expenses                                    645,657        558,370
                                                 ------------   ------------
                          TOTAL CURRENT ASSETS    278,576,397    235,602,108

PROPERTY, PLANT AND EQUIPMENT - at cost
  Land                                              1,130,454      1,130,454
  Buildings                                        61,543,472     57,422,042
  Equipment                                        34,672,124     32,195,892
  Construction in progress                             30,044        335,122
                                                 ------------   ------------
                                                   97,376,094     91,083,510
  Less allowances for depreciation                 40,537,970     38,025,818
                                                 ------------   ------------
                                                   56,838,124     53,057,692
                                                 ------------   ------------
                                  TOTAL ASSETS   $335,414,521   $288,659,800
                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                  $ 73,500,000   $ 34,300,000
  Trade accounts payable                           45,278,977     34,832,191
  Advance payments from customers                   1,193,426      1,419,582
  Accrued expenses - Note D                        11,569,179     12,725,522
  Federal and state income taxes                          -0-      3,426,825
                                                 ------------   ------------
                     TOTAL CURRENT LIABILITIES    131,541,582     86,704,120

DEFERRED INCOME TAXES                               1,916,000      1,939,000

STOCKHOLDERS' EQUITY
  Common Stock without par value:
    Authorized 12,000,000 shares; issued
    10,075,440 shares (including shares held
    in treasury) - stated value                       419,810        419,810
  Additional paid-in capital                       12,372,697     11,017,130
  Retained earnings                               208,061,792    207,683,352
                                                 ------------   ------------
                                                  220,854,299    219,120,292
  Less 753,308 shares in 1995 and 801,958
     shares in 1994 of Common Stock in
     treasury - at cost                            16,927,008     17,238,660
  Less receivable from Employee Stock
     Purchase Plan                                  1,970,352      1,864,952
                                                 ------------   ------------
                                                  201,956,939    200,016,680
                                                 ------------   ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $335,414,521   $288,659,800
                                                 ============   ============

See accompanying notes.


CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARY


                                                    Three Months Ended               Nine Months Ended
                                                       September 30                     September 30
                                                    1995          1994              1995           1994
                                                ------------  ------------      ------------   ------------

Net sales                                       $124,985,566  $115,000,342      $403,245,648   $376,158,111
Other income - Note G                              8,535,341     6,069,715        23,297,650     17,420,241
                                                ------------  ------------      ------------   ------------
                                                 133,520,907   121,070,057       426,543,298    393,578,352

Costs and expenses:
  Cost of goods sold                              64,050,156    55,053,697       198,650,272    179,042,187
  Advertising                                     29,833,707    27,523,841        98,218,425     85,137,485
  General and administrative                      26,550,300    24,193,569        77,148,268     68,338,212
  Provision for doubtful accounts                  6,727,954     5,618,153        21,398,487     17,526,265
                                                ------------  ------------      ------------   ------------
                                                 127,162,117   112,389,260       395,415,452    350,044,149
                                                ------------  ------------      ------------   ------------
                    INCOME BEFORE INCOME TAXES     6,358,790     8,680,797        31,127,846     43,534,203

Income taxes - Note E                              2,418,000     3,443,000        12,649,000     17,410,000
                                                ------------  ------------      ------------   ------------

                                    NET INCOME  $  3,940,790  $  5,237,797      $ 18,478,846   $ 26,124,203
                                                ============  ============      ============   ============
Net income per share based on average
  shares outstanding - Note C                       $ .42         $ .56             $1.99          $2.82
                                                    =====         =====             =====          =====

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARY


                                                      Three Months Ended              Nine Months Ended
                                                         September 30                   September 30
                                                      1995          1994             1995           1994
                                                 ------------   ------------     ------------  ------------

Common Stock                                     $    419,810   $    419,810     $    419,810  $    419,810

Additional paid-in capital:
  Balance at beginning of period                   11,017,130      9,595,875       11,017,130     9,595,875
Issuance (net of forfeitures) of
    Common Stock under Employee Stock
    Purchase Plan                                   1,355,567      1,421,255        1,355,567     1,421,255
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                         12,372,697     11,017,130       12,372,697    11,017,130

Retained earnings:
  Balance at beginning of period                  207,383,836    197,382,484      207,683,352   188,957,972
  Net income                                        3,940,790      5,237,797       18,478,846    26,124,203
  Cash dividends declared - Note B                 (3,262,834)    (3,245,718)     (18,100,406)  (15,707,612)
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                        208,061,792    199,374,563      208,061,792   199,374,563

Treasury Stock:
  Balance at beginning of period                  (17,238,660)   (17,526,017)     (17,238,660)  (16,056,017)
  Purchase of Common Stock for treasury                   -0-            -0-              -0-    (1,470,000)
  Issuance (net of forfeitures) of
    Common Stock under Employee Stock
    Purchase Plan                                     311,652        287,357          311,652       287,357
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                        (16,927,008)   (17,238,660)     (16,927,008)  (17,238,660)

Receivable from Employee Stock Purchase Plan:
  Balance at beginning of period                   (1,519,135)    (1,476,308)      (1,864,952)   (1,713,840)
  Issuance (net of forfeitures) of
    Common Stock under Employee Stock
    Purchase Plan                                    (533,400)      (551,850)        (533,400)     (551,850)
  Payments                                             82,183         76,440          428,000       313,972
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                         (1,970,352)    (1,951,718)      (1,970,352)   (1,951,718)
                                                 ------------   ------------     ------------  ------------

                  TOTAL STOCKHOLDERS' EQUITY     $201,956,939   $191,621,125     $201,956,939  $191,621,125
                                                 ============   ============     ============  ============

See accompanying notes.


CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARY
                                                     Nine Months Ended
                                                        September 30
                                                     1995           1994
                                                 ------------   ------------
OPERATING ACTIVITIES
  Net income                                     $ 18,478,846   $ 26,124,203
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation                                  3,473,100      3,419,139
      Provision for doubtful accounts              21,398,487     17,526,265
      Provision for deferred income taxes           1,611,000         79,000
      Gain on disposition of property,
        plant and equipment                               -0-       (259,877)
      Changes in operating assets and
        liabilities (using) providing cash:
          Customer accounts receivable            (56,747,826)   (18,104,214)
          Inventories                              (3,829,297)   (23,031,648)
          Prepaid expenses                            (87,287)      (294,296)
          Trade accounts payable                   10,446,786      1,092,342
          Advance payments from customers            (226,156)       384,005
          Accrued expenses                         (1,156,343)       786,249
          Federal and state income taxes           (9,717,462)   (11,600,058)
                                                ------------    ------------
         NET CASH USED BY OPERATING ACTIVITIES    (16,356,152)    (3,878,890)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment       (7,253,532)    (4,024,716)
  Proceeds from sale of property, plant
    and equipment                                         -0-        452,969
                                                 ------------   ------------
         NET CASH USED BY INVESTING ACTIVITIES     (7,253,532)    (3,571,747)

FINANCING ACTIVITIES
  Net proceeds from lines of credit                39,200,000     21,900,000
  Dividends paid                                  (18,100,406)   (15,707,612)
  Purchase of Common Stock for treasury                   -0-     (1,470,000)
  Issuance (net of forfeitures) of
    Common Stock under Employee Stock
    Purchase Plan                                   1,667,219      1,708,612
  Increase in notes receivable from
    Employee Stock Purchase Plan                     (105,400)      (237,878)
                                                 ------------   ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES     22,661,413      6,193,122
                                                 ------------   ------------

         DECREASE IN CASH AND CASH EQUIVALENTS       (948,271)    (1,257,515)

Cash and cash equivalents at beginning of year      2,183,136      2,937,432
                                                 ------------   ------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  1,234,865   $  1,679,917
                                                 ============   ============

See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1995

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1994.

The consolidated financial statements include the accounts of Blair Corporation and its wholly-owned subsidiary, Blair Holdings Inc. All significant intercompany accounts are eliminated upon consolidation.

NOTE B - DIVIDENDS DECLARED
 2-09-94   $1.00 per share           2-07-95   $1.25 per share
 4-19-94     .35                     4-18-95     .35
 7-20-94     .35                     7-19-95     .35
10-19-94     .35                    10-18-95     .35

NOTE C - NET INCOME PER COMMON SHARE
                              Three Months Ended           Nine Months Ended
                                 September 30                September 30
                              1995           1994         1995          1994
                           -----------    -----------  -----------   -----------
Net income                 $ 3,940,790   $ 5,237,797   $18,478,846   $26,124,203
Average shares outstanding   9,310,095     9,262,870     9,288,127     9,250,767
Net income per common share   $ .42          $ .56        $1.99         $2.82

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                         September 30  December 31
                                            1995          1994
                                         -----------   -----------
Employee compensation                    $ 7,220,847   $ 6,426,098
Contribution to profit sharing
  and retirement plan                      2,061,731     4,023,519
Taxes, other than taxes on income            994,760       699,387
Other accrued items                        1,291,841     1,576,518
                                         -----------   -----------
                                         $11,569,179   $12,725,522
                                         ===========   ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1995

NOTE E - INCOME TAXES
The components of income tax expense are as follows:
                            Three Months Ended          Nine Months Ended
                                September 30              September 30
                             1995         1994         1995         1994
                         ------------  -----------  ----------- -----------
Currently payable:
  Federal                $   (103,000) $ 1,088,000  $ 9,932,000  $14,345,000
  State                      (204,000)     (32,000)   1,106,000    2,986,000
                          -----------  -----------  -----------  -----------
                             (307,000)   1,056,000   11,038,000   17,331,000
Deferred                    2,725,000    2,387,000    1,611,000       79,000
                          -----------  -----------  -----------  -----------
                         $  2,418,000  $ 3,443,000  $12,649,000  $17,410,000
                         ============  ===========  ===========  ===========

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                             Three Months Ended         Nine Months Ended
                                 September 30               September 30
                             1995         1994         1995          1994
                          -----------  -----------   -----------  -----------
Statutory rate applied
 to pre-tax income        $ 2,225,576  $ 3,038,279  $10,894,746   $15,236,971
State income taxes, net
  of federal tax benefit      126,100      342,550    1,555,450     1,958,750
Other items                    66,324       62,171      198,804       214,279
                          -----------  -----------   -----------  -----------
                          $ 2,418,000  $ 3,443,000  $12,649,000   $17,410,000
                          ===========  ===========  ===========   ===========

Components of the provision for deferred income tax expense are as follows:
                             Three Months Ended          Nine Months Ended
                                September 30                September 30
                             1995         1994          1995          1994
                          -----------  -----------   -----------   -----------
Provision for estimated
  returns                 $   (48,000) $   (32,000)  $  (115,000)  $  (908,000)
Provision for doubtful
  accounts                   (842,000)    (255,000)   (1,460,000)     (738,000)
Advertising costs           3,682,000    2,788,000     3,221,000     1,941,000
Other items - net             (67,000)    (114,000)      (35,000)     (216,000)
                          -----------  -----------   -----------   -----------
                          $ 2,725,000  $ 2,387,000   $ 1,611,000   $    79,000
                          ===========  ===========   ===========   ===========

Significant components of the company's deferred tax assets and liability as of September 30, 1995 and December 31, 1994 are as follows:
                                          September 30  December 31
                                             1995          1994
                                          -----------  -----------
Current deferred tax assets - net:
  Doubtful accounts                       $14,526,000   $13,066,000
  Returns allowances                        2,558,000     2,443,000
  Inventory obsolescence                    1,898,000     1,883,000
  Vacation pay                              1,259,000     1,264,000
  Inventory costs                           1,481,000     1,479,000
  Advertising costs                        (5,383,000)   (2,162,000)
  Other items                                 413,000       413,000
                                          -----------   -----------
                                          $16,752,000   $18,386,000
                                          ==========    ===========

Long-term deferred tax liability:
  Tax over book depreciation              $ 1,916,000   $ 1,939,000
                                          ===========   ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1995

NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. If the FIFO method had been used for all merchandise inventories, the total amount would have increased by approximately $9,050,000 at September 30, 1995 and $8,690,000 at December 31, 1994, respectively.

NOTE G - OTHER INCOME
Other income consists of:
                             Three Months Ended          Nine Months Ended
                                 September 30               September 30
                              1995         1994          1995          1994
                           -----------   ----------   -----------   -----------
Finance charges on time
  payment accounts         $ 8,170,531  $ 5,451,049   $22,182,650   $16,195,767
Other items                    364,810      618,666     1,115,000     1,224,474
                           -----------   ----------   -----------   -----------
                           $ 8,535,341  $ 6,069,715   $23,297,650   $17,420,241
                           ===========   ===========  ===========   ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting based upon principal balances outstanding.

NOTE H - EMPLOYEE STOCK PURCHASE PLAN
The company has an Employee Stock Purchase Plan wherein shares of treasury stock may be issued to certain employees at a price established at the discretion of the Employee Stock Purchase Plan Committee. The stock issued under the Plan was 49,150 shares on July 10, 1995 and 42,450 shares on July 7, 1994.

NOTE I - RECLASSIFICATIONS
Certain amounts previously reported in the 1994 financial statements have been reclassified to conform with current year classifications.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1995

Results of Operations
---------------------

Net sales for the third quarter and nine months of 1995 were record highs. Despite the record sales, net income decreased 24.8% and 29.3% in the third quarter and nine months of 1995 as compared to 1994. The reductions in earnings were primarily attributable to increased postage, paper and payroll costs.

Net sales for 1995 increased 8.7% and 7.2% over the prior record sales of the third quarter and first nine months of 1994. The company's extension of higher credit limits to our better customers and reduction of the minimum payment on our revolving Easy Payment Plan contributed to the record sales levels. Gross Easy Payment Plan credit sales have increased 15.8% and 16.2% in the 1995 periods. Response rates have been mixed - down 2.8% third quarter and up 5.9% year-to-date for customer multi-product mailings, down 8.4% and 14.9% for prospect multi-product mailings, down 1.6% and 3.1% for co-op and media, up 16.7% and 2.8% for customer catalogs and up 34% third quarter and down 8.2% year-to-date for prospect catalogs. Sales revenue generated per advertising dollar decreased .6% and 7.8% in the 1995 periods primarily due to increased advertising cost (postage and paper). The number of orders shipped decreased 2.7% and .2% but the average order size increased 11.2% and 7.1%. Returns as a percentage of adjusted gross sales have improved slightly - 14.8% and 14.9% in 1995, 15.1% and 15.0% in 1994.

Other income increased 40.6% and 33.7% in the third quarter and nine months of 1995 as compared to 1994. The increases were due to finance charges earned on increased Easy Payment Plan accounts receivable. Prospect multi-product circular mailings and prospect catalogs offer revolving credit to first-time buyers. These programs along with the extension of higher credit limits to our better customers and the reduction in our minimum payment schedule (effective January 1, 1995 - from 10% to 5% on average) have been greatly responsible for an increase in average Easy Payment Plan accounts receivable of 31.9% (approximately $43,200,000) in the first nine months of 1995 as compared to 1994.

Cost of goods sold as a percentage of net sales increased to 51.2% and 49.3% in 1995 from 47.9% and 47.6% in 1994. The higher cost of goods primarily resulted from larger than usual inventory writedowns and increased delivery costs. The larger writedowns were primarily attributable to a special sale of excess inventory held in Wilmington, Delaware during the first three weeks of September 1995. Increased postal rates and the higher cost to ship larger and heavier merchandise in the expanded line of home products drove delivery costs up.

Advertising expenses in the third quarter and first nine months of 1995 increased 8.3% and 15.4% from 1994. Increases in postage and paper costs, the co-op and media programs, customer multi-product mailings (third quarter) and catalog mailings (nine months) were primarily responsible for the increased advertising expense.

The total number of circular mailings released in the third quarter of 1995 was .9% less than in 1994 (1995 - 43.7 million, 1994 - 44.0 million). A 4.1%



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1995

Results of Operations - Continued
---------------------

increase in multi-product customer mailings (1995 - 36.0 million, 1994 - 34.6 million), an 18.0% decrease in multi-product prospect mailings (1995 - 6.4 million, 1994 - 7.8 million), a 24.3% decrease in single-product mailings (1995
- 1.3 million, 1994 - 1.7 million), a 10.1% increase in average mailings cost (postage) and a 15.4% increase in average production cost (primarily paper) resulted in a net circular mailings cost increase of approximately $2,031,000. The total number of circular mailings released in the nine months of 1995 was 6.4% less than in 1994 (1995 - 146.9 million, 1994 - 156.8 million). A 4.3%
decrease in multi-product customer mailings (1995 - 112.8 million, 1994 - 117.9 million), a 10.4% decrease in multi-product prospect mailings (1995 - 28.6 million, 1994 - 31.9 million), a 22.9% decrease in single-product mailings (1995 - 5.4% million, 1994 - 7.1 million), a 11.4% increase in average mailing cost (postage) and 13.0% increase in average production cost (primarily paper) resulted in a net circular mailings cost increase of approximately $4,856,000.

Total volume of the co-op and media programs in 1995 increased 4.1% in the third quarter (1995 - 324 million, 1994 - 311 million) and 5.1% in the nine months (1995 - 1.41 billion, 1994 - 1.34 billion) as compared to 1994. The increased volumes and 25.8% and 14.0% increases in average production and placement costs (primarily paper and postage) resulted in co-op and media cost increases of approximately $1,375,000 (third quarter) and $2,006,000 (nine months).

Third quarter catalog mailings numbered 6.8 million in 1995 (1.6 million to prospects) and 9.6 million in 1994 (5.5 million to prospects). Nine month catalog mailings totaled 26.0 million (10.9 million prospect) and 15.6 million (5.7 million prospect). All the catalogs mailed were home products catalogs except for 805,000 men's test catalogs in the 1995 periods. The volume changes and increased mailing costs resulted in a net catalog cost decrease of $1,034,000 third quarter and a net increase of $6,197,000 year-to-date. The catalog format is the primary advertising format for home products and is currently being tested for men's apparel (since July 1995) and will be tested for women's apparel in Spring 1996.

General and administrative expense increased 9.7% in the third quarter and 12.9% in the nine months of 1995 as compared to 1994. Increases in wages and benefits, interest expense and telephone expense were primarily responsible for the increased general and administrative expenses. Wages and benefits increased 6.5% and 10.1% due to normal pay increases, a larger work force and an increase in the normal work week from 37 1/4 hours to 40 hours. On average, the number of employees has increased 1.5% in the third quarter and 3.7% year-to-date. The work week was extended to hours at the beginning of the fourth quarter of 1994. Interest expense was higher (third quarter - $981,196 in 1995, $157,363 in 1994; nine months - $2,510,130 in 1995, $324,436 in 1994) due to increased borrowings needed to finance higher customer accounts receivable balances. Telephone expense has increased because the company has improved and expanded it's 800 - number capabilities (ordering and customer service). As of September 1, 1995, all catalogs (home products and men's) have been offering an 800 ordering number. The company opened a call center, located in Erie, PA., in August 1995 to handle the telephone order volume.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1995

Results of Operations - Continued
---------------------

The provision for doubtful accounts as a percentage of credit sales increased 7.2% and 9.6% in the 1995 periods as compared to 1994. Total credit sales increased 11.7% and 11.5% and total finance charges increased 49.9% and 37.0% in 1995. Prospect (first-time buyer) credit sales and finance charges carry a higher credit risk. Prospect credit sales decreased 15.6% in the third quarter and increased 1.8% year-to-date. Prospect finance charges increased 36.3% and 24.0%. The estimated bad debt rate used in providing for doubtful accounts is based on current expectations, sales mix (prospect vs. established customer) and prior years' experience (higher charge offs in 1994). The rates used in providing for bad debts have remained relatively constant since mid-1994.
There have been no adjustments made to the 1995 provisions but the 1994 provisions include favorable adjustments of prior period provisions of approximately $140,000 and $210,000. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts.

Income taxes as a percentage of income before income taxes were 38.0% and 40.6% in the third quarter and nine months of 1995 as compared to 39.7% and 40.0% in 1994. The federal income tax rate was 35% in both years. The company's effective state income tax rate was lower in 1995 as the Pennsylvania statutory rate fell from 12.25% to 11.99% in the third quarter of 1994, retroactive to January 1, 1994 and to 10.99% effective January 1, 1995. In June 1995, retroactive to January 1, 1995, the Pennsylvania statutory rate was reduced to 9.99%. In addition, the effective state rate was further reduced by the provision enacted by Pennsylvania regarding the apportionment of business income - allows double weighting the sales factor. The reductions in the effective state income tax rate caused reductions in the company's net deferred tax asset and increases in income tax expense of approximately $185,000 in the first quarter of 1995 and $638,000 in the second quarter of 1995.

Liquidity and Sources of Capital
--------------------------------

All working capital and cash requirements were met and suppliers' invoices were timely paid in order to maximize discounts. The company has $82,500,000 available in lines of credit, $10,000,000 with no specified expiration date, $7,500,000 expiring November 17, 1995 and $65,000,000 expiring November 30, 1995. Management is currently negotiating a new line of credit arrangement scheduled to go into effect November 17, 1995. Short-term borrowings outstanding were $33,500,000 at September 30, 1994, $34,300,000 at December 31, 1994, $57,000,000 at March 31, 1995, $56,750,000 at June 30, 1995, $73,500,000
at September 30, 1995 and $73,350,000 at November 13, 1995.

The ratio of current assets to current liabilities was 2.12 at September 30, 1995, 2.72 at December 31, 1994 and 2.72 at September 30, 1994. Working capital decreased $1,863,173 in the nine months of 1995. The decrease was primarily reflected in increased notes payable and trade accounts payable more than offsetting increased customer accounts receivable, prepaid federal and state income taxes and advertising and shipping supplies inventory. Dividends paid ($18,100,406) and capital expenditures ($7,253,532) were primarily responsible for the reduction in working capital. Working capital increased $9,969,840 during the first nine months of 1994. The increase was primarily



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1995

Liquidity and Resources - Continued
-----------------------

reflected in increased merchandise inventory and prepaid federal and state income taxes offsetting increased notes payable. The 1994 nine month increase in working capital was primarily the result of near-record net income ($26,124,203) exceeding dividends paid ($15,707,612) and capital expenditures ($4,024,716).

Merchandise inventory turnover was 3.0 at September 30, 1995. 3.3 at December 31, 1994 and 3.5 at September 30, 1994. Merchandise inventory as of September 30, 1995 decreased 3.6% from December 31, 1994 and increased .7% from September 30, 1994. Net sales for the nine months of 1995 increased 7.2% over the first three quarters of 1994. Inventory levels have been impacted by the continuing effort to increase order fulfillment rates, lower than anticipated customer response in the fourth quarter of 1994 and the expansion of home products and men's product lines due to the catalogs. Home products net sales as a percentage of total net sales increased to 15.5% ($62.3 million) in 1995 as compared to 13.8% ($51.8 million) in 1994. Men's net sales decreased to 22.5% ($90.8 million) from 25.2% ($94.9 million) and women's increased to 62.0% ($250.2 million) from 61.0% ($229.5 million). Home products inventory totaled $11.6 million at September 30, 1995 as compared to $13.3 million at December 31, 1994 and $15.8 million at September 30, 1994. Men's inventory was $19.4 million at September 30, 1995, $18.9 million at December 31, 1994 and $17.9 million at September 30, 1994. Women's inventory was $37.0 million at September 30, 1995, $38.4 million at December 31, 1994 and $33.8 million at September 30, 1994. As previously mentioned in the Results of Operations, the company held a special sale during September to improve its excess inventory position.

The company has added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $7,253,532 during the nine months of 1995 and $4,024,716 during the first nine months of 1994.

The company has completed the renovation of its headquarters facility in Warren. The lower two levels were completed in February 1993 and the upper two levels were mostly completed near the end of 1994. Total cost of the renovation was $13,600,000.

The company completed its new Erie, Pennsylvania outlet store. Total cost of the new store, which opened May 23, 1994, was $2.1 million. The old Erie store building was sold in August 1994.

The company has undertaken a study of the distribution center, focused on operational and customer service improvements. On October 19, 1994, the Board of Directors approved a 64,000 square-foot warehouse addition to the distribution center. Construction begin in January 1995 and was completed in September 1995 at a cost of $6.9 million. The continuing study includes examining the merits of a variety of service-enhancing options, including a possible second distribution center located outside of the Warren, Pennsylvania area.

It is anticipated that planned capital expenditures for the years ahead will be financed by cash flow from operations and borrowings.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1995

Impact of Inflation and Changing Prices
---------------------------------------

Although inflation has moderated in our economy, the company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. During the past several years, selling prices have been raised sufficiently to offset increased merchandise costs, thereby realizing profit margins that continue to build fiscal strength. Profit margins will be pressured by postal rate and paper cost increases in 1995. The company estimates the increased cost of postage and paper will exceed $12,000,000.

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

September 30, 1995

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a)   Exhibits
         --------
         None

   (b)   Reports on Form 8-K
         ------------------
         No reports on Form 8-K were filed during the quarter ended September 30, 1995.



                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                             BLAIR CORPORATION
                                    -----------------------------------
                                               (Registrant)











Date   November 13, 1995           By     Giles W. Schutte
----------------------------    ----------------------------------------
                                          Giles W. Schutte
                                Executive Vice President and Treasurer
                                   (Principal Financial Officer)