Form 10-K405
period 1995-12-31
BLAIR CORP
filed 1996-03-15
CIK 71525

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995        Commission file number 1-878

                              BLAIR CORPORATION

   Incorporated in Delaware           I.R.S. Employer Identification Number:

      220 Hickory Street
  Warren, Pennsylvania 16366                        25-0691670
        (814) 723-3600

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
                Title of Each Class            on which registered
                -------------------           ---------------------
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      X
                                -----

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 23, 1996 was $172,557,344.25. There were 9,322,132 shares of common stock outstanding as of February 23, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders and the Annual Report to Stockholders for the fiscal year ended December 31, 1995 are incorporated by reference into Parts II, III, and IV of this Form 10-K.

                                    PART I
ITEM 1.  BUSINESS

        (a)  General.

        Blair Corporation (the "Company") was founded in 1910 by John L. Blair, Sr., and was incorporated in 1924 under the laws of the State of Delaware. The Company's business consists of the sale of fashion apparel for men and women, plus a wide range of home products, primarily through direct mail merchandising. The Company operates two retail stores, one in Pennsylvania and one in Delaware, and two outlet stores in Pennsylvania. The Company employs over 2,300 people.

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

        Historically, the Company has marketed its products by mailing letters and color folders depicting the current styles of womenswear (such as coordinates, dresses, tops, pants, skirts, lingerie, sportswear, suits, jackets, outerwear, and shoes); menswear (such as suits, shirts, outerwear, active wear, slacks, shoes, and accessories); and home products (such as bedspread ensembles, draperies, furniture covers, area rugs, bath accessories, kitchenware, tools, electronics, and exercise and personal care items) directly to existing and prospective customers. Sales of the Company's menswear and womenswear products accounted for approximately 85% of the Company's total sales in 1995, and sales of the Company's home products accounted for the remaining 15% (approximately) of the Company's total sales in 1995. Media and co-op prospect advertising programs are used extensively and are essential components of the Company's customer acquisition strategy. In 1993, the Company tested a catalog format to market its home products and other non-apparel merchandise. In 1995, the Company tested a catalog format to market its menswear and in early 1996, the Company tested a catalog format to market its womenswear. The success of the Company's pilot catalog mailing programs prompted the Company to successfully expand its distribution in 1994 and 1995, and the Company anticipates that such success should continue in 1996.

        All orders for merchandise are received and processed at the Company's corporate offices in Warren, Pennsylvania. All letter mailings originate from the Company's Mailing Center, and all orders are filled and mailed from the Company's Distribution Center, both in nearby Irvine, Pennsylvania. All catalog mailings are mailed from commercial printers engaged by the Company. The Company serves customers throughout the fifty states.

        The Company's outlet stores enable it to more efficiently promote and liquidate discontinued, overstock and returned merchandise. The Delaware retail store is the first Company facility to be located outside of its home state of Pennsylvania, and represents the Company's growing market.

        The Company considers its merchandise to be low/medium-priced and competes for sales with other direct mail businesses, retail department stores, specialty shops, and discount store chains. The Company competes based on its sales expertise, customer service, pricing, customer credit privileges, and diverse product mix.

        During 1995, the Company continued its efforts to broaden its customer information systems. Several database models were rewritten to enhance its ability to market to both customer files and prospect files, including the use of new data and analysis techniques.

        (d)  Foreign Operations and Export Sales.

        The Company does not derive any revenue from sales of merchandise outside of the United States.

ITEM 2.  PROPERTIES

        The Company owns the following properties:

        I. Blair Headquarters (220 Hickory Street, Warren, Pennsylvania) -- a 284,000 square foot multi-story brick facility containing the Company's corporate offices and Accounting, Advertising, Electronic Data Processing, Human Resources, Merchandise, Order Handling and Planning departments.

       II. Blair Distribution Center (Route 62, Irvine, Pennsylvania) -- a 542,275 square foot cement block and sheet metal warehouse and distribution facility.

      III. Blair Mailing Center (Route 62, Irvine, Pennsylvania) -- a 293,400 square foot cement block and sheet metal mailing facility.

       IV. Blair Warehouse Outlet (Route 62, Starbrick, Pennsylvania) -- a 53,250 square foot metal warehouse outlet facility.

        V. Blair Warehouse Outlet (Millcreek Mall, Erie, Pennsylvania) -- a 38,600 square foot block and brick warehouse outlet facility.

       VI. Bell Warehouse Building (Liberty Street, Warren, Pennsylvania) -- a 9,000 square foot metal warehouse facility.

      VII. Starbrick Warehouse Building (Route 62, Starbrick, Pennsylvania) -- a 12,000 square foot metal warehouse facility.

   The Company leases the following properties:

     VIII. Blair Retail Store (Wilmington, Delaware) -- a 11,765 square foot retail facility.

       IX. Warehouse Building (Route 62, Starbrick, Pennsylvania) -- a 30,000 square foot metal warehouse facility.

        X. Telephone Call Center (Erie, Pennsylvania) -- a 16,120 square foot metal call center facility.

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

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

        The information required by this item is incorporated by reference to page 14 of the Company's 1995 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

        The information required by this item is incorporated by reference to page 14 of the Company's 1995 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is incorporated by reference to pages 15 and 16 of the Company's 1995 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is incorporated by reference to pages 7 through 14 of the Company's 1995 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information regarding directors and executive officers of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement") is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        Information appearing under the caption "Executive Compensation" in the 1996 Proxy Statement is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information setting forth the security ownership of certain beneficial owners and management appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 1996 Proxy Statement is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not applicable.


                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 10-K

(a)  EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES.

        (1) Financial Statements. The Company's consolidated financial statements to be included in Part II, Item 8 are incorporated herein by reference to the Company's 1995 Annual Report to Stockholders, a copy of which accompanies this report on Form 10-K.

        (2) Financial Statement Schedules. SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS is being filed as part of this report on Form 10-K, and should be read in conjunction with the consolidated financial statements of the Company described in Item 14(a)(1) above.

             All other schedules set forth in the applicable accounting regulations of the Securities and Exchange Commission either are not required under the related instructions or are not applicable and, therefore, have been omitted.

     (3)  List of Exhibits.

             3(i)  Certificate of Incorporation of the Company

             3(ii) Bylaws of the Company

            *11 Computation of Earnings per Share (incorporated by reference to page 7 of the 1995 Annual Report to Stockholders)

            *13 1995 Annual Report to Stockholders (informational filing by paper only)

             21    Subsidiaries of Registrant

            *23    Consents of Experts and Counsel

            *27    Financial Data Schedule (filed electronically only)

(b)  REPORTS ON FORM 8-K.

     The registrant has filed no forms 8-K during the quarter ended December 31, 1995.

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


                                     BLAIR CORPORATION
                                        (Registrant)


Date:  March 15, 1996                  By: /s/ GILES W. SCHUTTE
                                         ------------------------------
                                                Giles W. Schutte
                                            Executive Vice President
                                                 and Treasurer


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  March 15, 1996                  By: /s/ MURRAY K. MCCOMAS
                                         ------------------------------
                                                Murray K. McComas
                                             President and Director
                                          (Principal Executive Officer
                                                  and Director)


Date:  March 15, 1996                  By: /s/ GILES W. SCHUTTE
                                         ------------------------------
                                                Giles W. Schutte
                                            Executive Vice President,
                                             Treasurer, and Director
                                            (Principal Financial and
                                               Accounting Officer)


Date:  March 15, 1996                  By: /s/ BLAIR T. SMOULDER
                                         ------------------------------
                                                Blair T. Smoulder
                                            Executive Vice President
                                                  and Director

Date:  March 15, 1996                  By: /s/ MICHAEL J. SAMARGYA
                                         ------------------------------
                                              Michael J. Samargya
                                             Vice President - Data
                                            Processing and Director


Date:  March 15, 1996                  By: /s/ STEVEN M. BLAIR
                                         ------------------------------
                                                 Steven M. Blair
                                             Vice President - Order
                                              Handling and Director


Date:  March 15, 1996                  By: /s/ JOHN E. ZAWACKI
                                         ------------------------------
                                                 John E. Zawacki
                                          Vice President - Womenswear
                                                  and Director


Date:  March 15, 1996                  By: /s/ DAVID A. BLAIR
                                         ------------------------------
                                                 David A. Blair
                                            Secretary and Director


Date:  March 15, 1996                  By: /s/ ROBERT D. CROWLEY
                                         ------------------------------
                                                Robert D. Crowley
                                           Vice President - Menswear
                                                   and Director


Date:  March 15, 1996                  By: /s/ THOMAS P. MCKEEVER
                                         ------------------------------
                                               Thomas P. McKeever
                                            Vice President - Employee
                                        and Public Relations and Director