Form 10-Q
period 1996-03-31
BLAIR CORP
filed 1996-05-14
CIK 71525

United States
                  Securities and Exchange Commission
                       Washington, D.C. 20549

                              FORM 10-Q
                              ---------

           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934




For the period Ended March 31, 1996  Commission File Number  1-878
                     --------------                          ----------




                           BLAIR CORPORATION
- -----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)




              DELAWARE                                 25-0691670
- -----------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)




   220 HICKORY STREET, WARREN, PENNSYLVANIA              16366-0001
- -----------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)




                            (814) 723-3600
- -----------------------------------------------------------------------
         (Registrant's telephone number, including area code)




                             Not applicable
- -----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   -----  -----

As of May 10, 1996 the registrant had outstanding 9,322,132 shares of its common stock without nominal or par value.



PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1996



CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARY
                                                   March 31     December 31
                                                     1996           1995
                                                 ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                       $  6,364,732   $  3,667,363
 Customer accounts receivable,
  less allowances for doubtful accounts
  and returns of $52,984,248 in 1996
  and $47,184,071 in 1995                         201,591,814    191,399,482
 Inventories - Note F
  Merchandise                                      65,019,730     64,597,476
  Advertising and shipping supplies                19,381,346     15,795,329
                                                 ------------   ------------
                                                   84,401,076     80,392,805
 Deferred income taxes                             19,820,000     18,669,000
 Prepaid state income taxes                         1,533,403      1,306,403
 Prepaid expenses                                     754,184        528,291
                                                 ------------   ------------
Total current assets                              314,465,209    295,963,344

Property, plant and equipment:
  Land                                              1,130,454      1,130,454
  Buildings                                        61,674,403     61,620,547
  Equipment                                        35,379,747     35,406,049
                                                 ------------   ------------
                                                   98,184,604     98,157,050
  Less allowances for depreciation                 42,663,913     41,844,738
                                                 ------------   ------------
                                                   55,520,691     56,312,312
Trademarks                                          1,039,961      1,057,892
                                                 ------------   ------------
                                  TOTAL ASSETS   $371,025,861   $353,333,548
                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                  $  9,750,000   $  4,300,000
  Trade accounts payable                           55,943,693     48,223,146
  Advance payments from customers                   1,301,719      1,155,159
  Accrued expenses - Note D                         9,487,087     11,396,086
  Federal income taxes                              3,728,142        666,142
                                                 ------------   ------------
Total current liabilities                          80,210,641     65,740,533

Deferred income taxes                               2,007,000      2,027,000

Long-term debt                                     80,000,000     80,000,000

Stockholders' equity:
  Common stock without par value:
    Authorized 12,000,000 shares;
    issued 10,075,440 shares
    (including shares held in
    treasury) - stated value                          419,810        419,810
  Additional paid-in capital                       12,372,697     12,372,697
  Retained earnings                               214,748,258    211,588,111
                                                 ------------   ------------
                                                  227,540,765    224,380,618
  Less 801,958 shares of common stock in
     treasury - at cost                            16,927,008     16,927,008
  Less receivable from Employee Stock
     Purchase Plan                                  1,805,537      1,887,595
                                                 ------------   ------------
                                                  208,808,220    205,566,015
                                                 ------------   ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $371,025,861   $353,333,548
                                                 ============   ============
See accompanying notes.



CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARY



                                                      Three Months Ended
                                                           March 31
                                                     1996           1995
                                                 ------------   ------------

Net sales                                        $140,727,028   $127,640,505
Other income - Note G                              11,093,086      7,116,153
                                                 ------------   ------------
                                                  151,820,114    134,756,658

Costs and expenses:
  Cost of goods sold                               69,823,696     62,104,035
  Advertising                                      34,710,085     29,130,962
  General and administrative                       25,675,947     24,400,296
  Provision for doubtful accounts                   9,929,165      6,486,067
  Interest                                          1,294,327        615,626
                                                 ------------   ------------
                                                  141,433,220    122,736,986
                                                 ------------   ------------
                    INCOME BEFORE INCOME TAXES     10,386,894     12,019,672

Income taxes - Note E                               3,964,000      4,916,000
                                                 ------------   ------------
                                    NET INCOME   $  6,422,894   $  7,103,672
                                                 ============   ============
Net income per share based on average
  shares outstanding - Note C                        $.69           $.77
                                                     ====           ====


See accompanying notes.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARY



                                                      Three Months Ended
                                                           March 31
                                                     1996           1995
                                                 ------------   ------------

Common stock                                     $    419,810   $    419,810

Additional paid-in capital                         12,372,697     11,017,130

Retained earnings:
  Balance at beginning of period                  211,588,111    207,683,352
  Net income                                        6,422,894      7,103,672
  Cash dividend declared - Note B                  (3,262,747)   (11,591,853)
                                                 ------------   ------------
  Balance at end of period                        214,748,258    203,195,171

Treasury stock                                    (16,927,008)   (17,238,660)

Receivable from Employee
 Stock Purchase Plan:
  Balance at beginning of period                   (1,887,595)    (1,864,952)
  Payments                                             82,058        271,125
                                                 ------------   ------------
  Balance at end of period                         (1,805,537)    (1,593,827)
                                                 ------------   ------------
                  TOTAL STOCKHOLDERS' EQUITY     $208,808,220   $195,799,624
                                                 ============   ============
See accompanying notes.



CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARY
                                                      Three Months Ended
                                                           March 31
                                                     1996           1995
                                                 ------------   ------------
OPERATING ACTIVITIES
  Net income                                     $  6,422,894   $  7,103,672
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                 1,341,539      1,168,392
      Provision for doubtful accounts               9,929,165      6,486,067
      Provision for deferred income taxes          (1,171,000)     2,932,000
      Changes in operating assets and
        liabilities (using) providing cash:
          Customer accounts receivable            (20,121,497)   (13,415,879)
          Inventories                              (4,008,271)   (11,215,953)
          Prepaid expenses                           (225,893)      (153,839)
          Trade accounts payable                    7,720,547      3,395,772
          Advance payments from customers             146,560      1,490,157
          Accrued expenses                         (1,908,999)    (3,475,074)
          Federal and state income taxes            2,835,000     (4,431,999)
                                                 ------------   ------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                 960,045    (10,116,684)

INVESTING ACTIVITIES
  Purchases of property,
  plant and equipment                                (531,987)    (1,513,055)
                                                 ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                (531,987)    (1,513,055)

FINANCING ACTIVITIES
  Net proceeds from lines of credit                 5,450,000     22,700,000
  Dividend paid                                    (3,262,747)   (11,591,853)
  Payments on receivable from
    Employee Stock Purchase Plan                       82,058        271,125
                                                 ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES           2,269,311     11,379,272
                                                 ------------   ------------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                               2,697,369       (250,467)

Cash and cash equivalents at
 beginning of year                                  3,667,363      2,183,136
                                                 ------------   ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                               $  6,364,732   $  1,932,669
                                                 ============   ============
See accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1996

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1995.

The consolidated financial statements include the accounts of Blair Corporation and its wholly-owned subsidiary, Blair Holdings Inc. All significant intercompany accounts are eliminated upon consolidation.

NOTE B - DIVIDENDS DECLARED
 2-07-95   $1.25 per share           2-07-96   $ .35 per share
 4-18-95     .35                     5-10-96     .25
 7-19-95     .35
10-18-95     .35

NOTE C - NET INCOME PER COMMON SHARE
                                                      Three Months Ended
                                                           March 31
                                                     1996           1995
                                                  -----------    -----------
Net income                                        $ 6,422,894    $ 7,103,672
Average shares outstanding                          9,322,132      9,273,482
Net income per common share                          $.69           $.77

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                                   March 31      December 31
                                                     1996           1995
                                                  -----------    -----------
Employee compensation                             $ 6,458,141    $ 6,162,097
Contribution to profit sharing
  and retirement plan                                 688,714      2,799,706
Taxes, other than taxes on income                     913,693        713,176
Other accrued items                                 1,426,539      1,721,107
                                                  -----------    -----------
                                                  $ 9,487,087    $11,396,086
                                                  ===========    ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1996

NOTE E - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense are as follows:
                                                      Three Months Ended
                                                           March 31
                                                     1996           1995
                                                  -----------    -----------
Currently payable:
  Federal                                         $ 4,562,000    $ 1,813,000
  State                                               573,000        171,000
                                                  -----------    -----------
                                                    5,135,000      1,984,000
Deferred (credit)                                  (1,171,000)     2,932,000
                                                  -----------    -----------
                                                  $ 3,964,000    $ 4,916,000
                                                  ===========    ===========

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                                                      Three Months Ended
                                                           March 31
                                                     1996           1995
                                                  -----------    -----------
Statutory rate applied to
  pre-tax income                                  $ 3,635,413    $ 4,206,885
State income taxes, net
  of federal tax benefit                              260,650        643,500
Other items                                            67,937         65,615
                                                  -----------    -----------
                                                  $ 3,964,000    $ 4,916,000
                                                  ===========    ===========

Components of the provision for deferred income tax (credit) expense are as follows:
                                                      Three Months Ended
                                                           March 31
                                                    1996            1995
                                                 -----------     -----------
Provision for estimated
  returns                                        $  (846,000)    $    73,000
Provision for doubtful accounts                   (1,887,000)       (402,000)
Advertising costs                                  1,640,000       3,290,000
Other items - net                                    (78,000)        (29,000)
                                                 -----------     -----------
                                                 $(1,171,000)    $ 2,932,000
                                                 ===========     ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1996

NOTE E - INCOME TAXES - Continued

Components of the deferred tax assets and liability under the liability method as of March 31, 1996 and December 31, 1995 are as follows:
                                                   March 31       December 31
                                                     1996            1995
                                                  -----------     -----------
Current net deferred tax assets:
  Doubtful accounts                               $17,559,000     $15,672,000
  Returns allowances                                2,724,000       1,878,000
  Inventory obsolescence                            1,934,000       1,934,000
  Inventory costs                                   1,479,000       1,456,000
  Vacation pay                                      1,350,000       1,323,000
  Advertising costs                                (5,678,000)     (4,038,000)
  Other items                                         452,000         444,000
                                                  -----------     -----------
                                                  $19,820,000     $18,669,000
                                                  ===========     ===========

Long-term deferred tax liability:
  Property, plant and equipment                   $ 2,007,000     $ 2,027,000
                                                  ===========     ===========

NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $8,737,000 at March 31, 1996 and $8,662,000 at December 31, 1995, respectively.

NOTE G - OTHER INCOME
Other income consists of:
                                                      Three Months Ended
                                                           March 31
                                                     1996           1995
                                                  -----------    -----------
Finance charges on time
  payment accounts                                $10,816,787    $ 6,720,322
Other items                                           276,299        395,831
                                                  -----------    -----------
                                                  $11,093,086    $ 7,116,153
                                                  ===========    ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1996


NOTE H - FINANCING ARRANGEMENTS
In 1995, the company entered into a $125,000,000 Revolving Credit Facility, which expires on November 17, 1998. The interest rate is, at the company's option, based on a base rate option, federal funds rate option or euro-rate option as defined in the agreement. The Revolving Credit Facility requires the company to meet certain covenants as outlined in the agreement. These covenants specifically relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio and complying with certain indebtedness restrictions. As of March 31, 1996, the company was in compliance with all the agreement's covenants. As of March 31, 1996 and December 31, 1995, respectively, the company had borrowed $89,750,000 and $84,300,000, under the agreement of which $80,000,000 was classified as long-term.

Effective March 9, 1995, the company had $60,000,000 available in lines of credit, $10,000,000 with no specified expiration date and $50,000,000 expiring May 31, 1995. $57,000,000 was outstanding at March 31, 1995,all short-term.

NOTE I - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD
The company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in the first quarter of 1996. Currently, adoption of the statement has no effect on the company.

NOTE J - RECLASSIFICATIONS
Certain amounts previously reported in the 1995 financial statements have been reclassified to conform with current year classifications.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1996

Results of Operations
- ---------------------

Comparison of First Quarter 1996 and First Quarter 1995

Net income for the first quarter of 1996 decreased 9.6% as compared to the first quarter of 1995. Record first quarter revenue (net sales and finance charges) was more than offset by increases in cost of goods sold (incentive pricing), advertising expense (more catalogs and higher paper cost), the provision for doubtful accounts (higher prospect sales) and interest expense.

The record first quarter net sales of 1996 were 10.3% higher than the first quarter net sales of 1995. Expanded pre-approved credit offers to prospects and higher advertising programs volume were primarily responsible for the record sales in 1996. Gross Easy Payment Plan credit sales increased 13.1% in the first quarter 1996 from the first quarter 1995. Response rates in 1996 have been mixed - down 11.8% for customer multi-product mailings, up 177.5% for prospect multi-product mailings, down 16.3% for co-op and media, up 8.0% for customer catalogs and up 159.5% for prospect catalogs - as compared to the first quarter of 1995. Gross sales revenue generated per advertising dollar decreased 6.1% primarily due to increased advertising cost (paper and catalog prospecting). In the first quarter of 1996, the total number of orders shipped increased 3.1% and the average order size increased 8.4% as compared to the first quarter of 1995. Returns as a percentage of adjusted gross sales slipped to 15.6% in the 1996 quarter from 14.9% in the 1995 quarter. Changes in sales mix (more prospects) and sales type (more credit and charge card) in 1996 contributed to the returns slippage.

Other income increased 55.9% in the first quarter of 1996 as compared to the first quarter of 1995. The increase was due to finance charges assessed on increased Easy Payment Plan accounts receivable. By comparison, finance charges increased 61.0% and average Easy Payment Plan accounts receivable increased 46.2% (approximately $75,000,000).

Cost of goods sold as a percentage of net sales increased to 49.6% in 1996 from 48.7% in 1995. Incentive pricing (reduced price offers on excess inventory and promotional offers of free shipping and handling) and increased returns were primarily responsible for the higher cost of goods.

Advertising expenses in the first quarter of 1996 increased 19.2% from the first quarter of 1995. Increased circular mailings, catalog mailings and paper costs were the prime contributors to the higher advertising costs.

The total number of circular mailings released in the first quarter of 1996 was 10.6% more than in the first quarter of 1995 (48.4 million in 1996, 43.7 million in 1995). A 24.7% increase in multi-product customer mailings (38.8 million in 1996, 31.1 million in 1995), a 29.8% decrease in multi-product prospect mailings (7.5 million in 1996, 10.7 million in 1995), an 8.6% increase in single-product mailings (2.0 million in 1996, 1.9 million in 1995) and an 8.0% increase in average production cost (primarily paper) resulted in a net circular mailings cost increase of approximately $2,471,000 over the first quarter of 1995.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1996

Results of Operations - Continued
- ---------------------

Comparison of First Quarter 1996 and First Quarter 1995 - Continued

Total volume of the co-op and media advertising programs increased 3.1% in the 1996 quarter as compared to the 1995 first quarter (594.4 million in 1996, 576.7 million in 1995). A 24.7% decrease in co-op advertising and a 15.2% increase in media advertising resulted in a net co-op and media cost decrease of approximately $453,000 from the first quarter of 1995. The unit cost of co-op advertising is approximately twice that of media advertising.

The total number of catalog mailings released in the first quarter of 1996 was 81.1% more than in the first quarter of 1995 (9.2 million in 1996, 5.1 million in 1995). The catalog is the primary advertising format for home products and is currently being tested for men's (started July 1995) and women's (started January 1996) apparel. A 38.7% increase in customer catalogs (5.7 million in 1996, 4.1 million in 1995), a 263.6% increase in prospect catalogs (3.5 million in 1996, 1.0 million in 1995) and increased printing cost (primarily paper) resulted in a catalogs mailing cost increase of approximately $3,465,000 over the first quarter of 1995. In 1996, 6.5 million home products, 1.3 million men's and 1.4 million women's catalogs were mailed. In 1995, only home products catalogs were mailed.

General and administrative expense increased 5.2% in the 1996 quarter as compared to the first quarter of 1995. The higher general and administrative expense was centered primarily in wages and benefits (up 4.2%) and telephone expense (up 160%). The increased costs were primarily the result of the company improving and expanding its 800-number capabilities for both order taking and customer service. As of September 1, 1995, all catalog mailings have been offering an 800 ordering number. The company opened a second call center, located in Erie, Pennsylvania, in August 1995 to help handle the increasing telephone order volume.

The provision for doubtful accounts as a percentage of credit sales increased 35.3% in the first quarter comparison. Total credit sales increased 13.1% and total finance charges increased 61.0%. Prospect credit sales increased 119% and prospect finance charges increased 87.0%. Prospect (first-time buyer) credit sales and finance charges carry a higher credit risk. The estimated bad debt rate used in providing for doubtful accounts is based on current expectations, sales mix (prospect vs. customer) and prior years' experience. The rate used in providing for bad debts in 1996 was raised due to increased prospect activity. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts.

Interest expense more than doubled in the first quarter of 1996 as compared to the first quarter of 1995. Interest expense has resulted primarily from the company's borrowings necessary to finance the increasing level of customer accounts receivable . Borrowings outstanding averaged approximately $87,000,000 in the first quarter of 1996 as compared to $41,000,000 in the first quarter of 1995.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1996

Results of Operations - Continued
- ---------------------

Comparison of First Quarter 1996 and First Quarter 1995 - Continued

Income taxes as a percentage of income before income taxes were 38.2% in the first quarter 1996 and 40.9% in the first quarter 1995. The federal income tax rate was 35% in both years. The change in the total income tax rate was caused by a reduction in the company's effective state income tax rate.


Liquidity and Sources of Capital
- --------------------------------

All working capital and cash requirements were met. In November 1995, the company entered into a $125,000,000 Revolving Credit Facility which expires on November 17, 1998. The unsecured Revolving Credit Facility requires the company to meet certain covenants and as of March 31, 1996 the company was in compliance with all the covenants. Borrowings outstanding at March 31, 1996 were $89,750,000 of which $80,000,000 was classified as long-term. As of March 31, 1995, the company had $60,000,000 available in lines of credit, $10,000,000 with no specified expiration date and $50,000,000 expiring May 31, 1995. Short-term borrowings outstanding at March 31, 1995 were $57,000,000.

The ratio of current assets to current liabilities was 3.92 at March 31, 1996,
4.50 at December 31, 1995 and 2.34 at March 31, 1995. Working capital increased $4,031,757 in the first quarter of 1996. The increase was primarily reflected in increased customer accounts receivable, inventories and cash more than offsetting increased trade accounts payable, notes payable and federal income taxes. Primarily, the 1996 increase in working capital was attributable to the smaller dividend declared and paid in the first quarter.

Merchandise inventory turnover was 3.2 at March 31, 1996, 3.0 at December 31, 1995 and 3.1 at March 31, 1995. Merchandise inventory as of March 31, 1996 increased .7% from December 31, 1995 and decreased 12.4% from March 31, 1995. Net sales for the first quarter of 1996 increased 10.3% over the first quarter of 1995. Over the last few years, inventory levels have been impacted by the continuing effort to increase order fulfillment rates, lower than anticipated response in the fourth quarter of 1994 and the expansion of product lines due to the catalogs. Currently, better inventory management techniques are being investigated. Home products net sales as a percentage of total net sales increased to 16.1% ($22.6 million) in 1996 as compared to 13.5% ($17.2 million) in the first quarter of 1995. Men's net sales increased to 25.7% ($36.1 million) from 23.1% ($29.5 million). Women's decreased to 58.2% ($81.9 million) from 63.4% ($80.9 million). Home products inventory totaled $13.1 million at March 31,1996 as compared to $10.0 million at December 31, 1995 and $12.7 million at March 31, 1995. Men's inventory was $16.9 million at March 31, 1996, $18.4 at December 31, 1995 and $21.2 million at March 31, 1995.
Women's inventory was $35.0 million at March 31, 1996, $36.2 million at December 31, 1995 and $40.2 million at March 31, 1995.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1996

Liquidity and Sources of Capital - Continued
- --------------------------------

The company has added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $531,987 during the first quarter of 1996 and $1,513,055 during the first quarter of 1995.

In 1995, the company completed the total renovation of its headquarters facility in Warren, Pennsylvania. Total cost of the renovation, expended over more than 3 years, was $13.6 million.

In August 1995, the company's second telephone call center was opened in Erie, Pennsylvania. The call center is located in a leased facility. Company plans are to expand the Erie Call Center by late summer 1996 and to add a third call center in early 1997. See Future Considerations.

In September 1995, the company completed a 64,475 square-foot warehouse addition to its distribution center at a cost of $6.9 million. The continuing study of the distribution center, focused on operational and customer service improvements, includes examining the merits of a variety of service-enhancing options, including a possible second distribution center located outside of the Warren, Pennsylvania area.

Future cash needs for expansion of the business and capital expenditures will be financed by cash flow from operations, the current borrowing arrangement and other financing arrangements available to the company.


Impact of Inflation and Changing Prices
- ---------------------------------------

Although inflation has moderated in our economy, the company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. During the past several years, selling prices have been raised sufficiently to offset increased merchandise costs, thereby realizing profit margins that continue to build fiscal strength. Profit margins were reduced by postal rate and paper costs increases in 1995 and are continuing to be pressured in 1996. Paper costs have retreated from their high point at 1995 year-end, but were still well above first quarter 1995 levels during the first quarter of 1996.

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1996

Impact of Inflation and Changing Prices - Continued
- ---------------------------------------

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

Impact of Recently Issued Accounting Standard
- ---------------------------------------------

In March 1995, the Financial Accounting Standard Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The company adopted Statement No. 121 in the first quarter of 1996. Currently, adoption of the Statement has no effect on the company.

Future Considerations
- ---------------------

The company is faced with the ever-present challenge of keeping the customer file alive and growing. This involves the acquisition of new customers (prospects), the conversion of new customers to established customers (active repeat buyers) and the retention of established customers. These steps are vital in growing the business but are being impacted by the decline in consumer retail spending, increased operating costs and increased competition in the retail sector.

The company has been undergoing a strategic planning study (since early 1995) in which our current marketing programs, operating systems and competitive position have been assessed and looked at with future application and effectiveness in mind. The continuing study has resulted in a new marketing strategy whose development will require utilizing our existing strengths, changing business processes and organizational structure and improving information systems.

A prime aspect of the new marketing strategy involves targeting customers in the "over 50", low-to-moderate income market. This market, though younger in age than our existing customer file, is the fastest growing segment of the population. Success of the new marketing strategy will require investment in database management, operating systems, prospecting programs, catalog marketing, telephone call centers and, possibly, a second distribution center. Management believes that these investments should improve Blair Corporation's position in new and existing markets and provide opportunities for future earnings growth.



PART II.  OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1996


Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

   (a)   Exhibits
         --------
         None

   (b)   Reports on Form 8-K
         --------------------
         No reports on Form 8-K were filed during the quarter ended March 31, 1996.





                           SIGNATURE
                           ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            BLAIR CORPORATION
                                    ----------------------------------
                                              (Registrant)



Date   May 10, 1996             By          Giles W. Schutte
    ---------------------          -----------------------------------
                                            Giles W. Schutte
                                 Executive Vice President and Treasurer
                                     (Principal Financial Officer)