Form 10-Q
period 1996-06-30
BLAIR CORP
filed 1996-08-13
CIK 71525

United States
                    Securities and Exchange Commission
                          Washington, D.C. 20549

                                 FORM 10-Q
                                 ---------

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934




     For the period Ended June 30, 1996  Commission File Number  1-878
                          -------------                         --------------




                              BLAIR CORPORATION
- ------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



           DELAWARE                                        25-0691670
- ------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)




   220 HICKORY STREET, WARREN, PENNSYLVANIA                 16366-0001
- ------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)




                             (814) 723-3600
- ------------------------------------------------------------------------------
          (Registrant's telephone number, including area code)




                              Not applicable
- ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   -----  -----

As of August 12, 1996 the registrant had outstanding 9,354,832 shares of its common stock without nominal or par value.



PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1996



CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARY
                                                    June 30      December 31
                                                     1996           1995
                                                 ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                      $  4,989,128   $  3,667,363
  Customer accounts receivable, less
    allowances for doubtful accounts
    and returns of $54,125,004 in 1996
    and $47,184,071 in 1995                       203,345,604    191,399,482
  Inventories - Note F
    Merchandise                                    63,603,748     64,597,476
    Advertising and shipping supplies              12,739,174     15,795,329
                                                 ------------   ------------
                                                   76,342,922     80,392,805
  Deferred income taxes                            22,921,000     18,669,000
  Prepaid state income taxes                        1,430,403      1,306,403
  Prepaid expenses                                    647,853        528,291
                                                 ------------   ------------
Total current assets                              309,676,910    295,963,344

Property, plant and equipment:
  Land                                              1,130,454      1,130,454
  Buildings                                        61,778,870     61,620,547
  Equipment                                        35,592,493     35,406,049
                                                 ------------   ------------
                                                   98,501,817     98,157,050
  Less allowances for depreciation                 43,963,281     41,844,738
                                                 ------------   ------------
                                                   54,538,536     56,312,312
Trademarks                                          1,022,031      1,057,892
                                                 ------------   ------------
                                  TOTAL ASSETS   $365,237,477   $353,333,548
                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                  $ 12,850,000   $  4,300,000
  Trade accounts payable                           41,643,072     48,223,146
  Advance payments from customers                   1,088,632      1,155,159
  Accrued expenses - Note D                        10,105,272     11,396,086
  Federal income taxes                              4,328,142        666,142
                                                 ------------   ------------
Total current liabilities                          70,015,118     65,740,533

Deferred income taxes                               1,988,000      2,027,000

Long-term debt                                     80,000,000     80,000,000

Stockholders' equity:
  Common Stock without par value:
    Authorized 12,000,000 shares; issued
    10,075,440 shares (including shares held
    in treasury) - stated value                       419,810        419,810
  Additional paid-in capital                       12,303,101     12,372,697
  Retained earnings                               219,178,505    211,588,111
                                                 ------------   ------------
                                                  231,901,416    224,380,618
  Less 755,308 shares in 1996 and 753,308
     shares in 1995 of Common Stock in
     treasury - at cost                            16,940,787     16,927,008
  Less receivable from Employee Stock
     Purchase Plan                                  1,726,270      1,887,595
                                                 ------------   ------------
                                                  213,234,359    205,566,015
                                                 ------------   ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $365,237,477   $353,333,548
                                                 ============   ============

See accompanying notes.


CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARY


                                                    Three Months Ended               Six Months Ended
                                                         June 30                          June 30
                                                    1996          1995              1996           1995
                                                ------------  ------------      ------------   ------------

Net sales                                       $138,930,659  $150,619,577      $279,657,687   $278,260,082
Other income - Note G                             11,245,300     7,646,156        22,338,386     14,762,309
                                                ------------  ------------      ------------   ------------
                                                 150,175,959   158,265,733       301,996,073    293,022,391

Costs and expenses:
  Cost of goods sold                              67,308,676    72,496,081       137,132,372    134,600,116
  Advertising                                     34,859,241    39,253,756        69,569,326     68,384,718
  General and administrative                      25,719,298    24,668,738        51,395,245     49,069,034
  Provision for doubtful accounts                 10,047,238     8,184,466        19,976,403     14,670,533
  Interest                                         1,297,726       913,308         2,592,053      1,528,934
                                                ------------  ------------      ------------   ------------
                                                 139,232,179   145,516,349       280,665,399    268,253,335
                                                ------------  ------------      ------------   ------------
                    INCOME BEFORE INCOME TAXES    10,943,780    12,749,384        21,330,674     24,769,056

Income taxes - Note E                              4,183,000     5,315,000         8,147,000     10,231,000
                                                ------------  ------------      ------------   ------------

                                    NET INCOME  $  6,760,780  $  7,434,384      $ 13,183,674   $ 14,538,056
                                                ============  ============      ============   ============
Net income per share based on average
  shares outstanding - Note C                       $ .72         $ .80             $1.41          $1.57
                                                    =====         =====             =====          =====

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARY


                                                     Three Months Ended               Six Months Ended
                                                          June 30                          June 30
                                                     1996           1995             1996          1995
                                                 ------------   ------------     ------------  ------------

Common Stock                                     $    419,810   $    419,810     $    419,810  $    419,810

Additional paid-in capital:
  Balance at beginning of period                   12,372,697     11,017,130       12,372,697    11,017,130
  Forfeiture of common stock under
    Employee Stock Purchase Plan                      (69,596)           -0-          (69,596)          -0-
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                         12,303,101     11,017,130       12,303,101    11,017,130

Retained Earnings:
  Balance at beginning of period                  214,748,258    203,195,171      211,588,111   207,683,352
  Net income                                        6,760,780      7,434,384       13,183,674    14,538,056
  Cash dividends declared - Note B                 (2,330,533)    (3,245,719)      (5,593,280)  (14,837,572)
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                        219,178,505    207,383,836      219,178,505   207,383,836

Treasury Stock:
  Balance at beginning of period                  (16,927,008)   (17,238,660)     (16,927,008)  (17,238,660)
  Forfeiture of common stock under
    Employee Stock Purchase Plan                      (13,779)           -0-          (13,779)          -0-
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                        (16,940,787)   (17,238,660)     (16,940,787)  (17,238,660)

Receivable from Employee Stock Purchase Plan:
  Balance at beginning of period                   (1,805,537)    (1,593,827)      (1,887,595)   (1,864,952)
  Payments                                             62,417         74,692          144,475       345,817
  Forfeiture of common stock under
    Employee Stock Purchase Plan                       16,850            -0-           16,850           -0-
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                         (1,726,270)    (1,519,135)      (1,726,270)   (1,519,135)
                                                 ------------   ------------     ------------  ------------

                  TOTAL STOCKHOLDERS' EQUITY     $213,234,359   $200,062,981     $213,234,359  $200,062,981
                                                 ============   ============     ============  ============

See accompanying notes.


CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARY
                                                       Six Months Ended
                                                           June 30
                                                      1996          1995
                                                  ------------  ------------
OPERATING ACTIVITIES
  Net income                                      $ 13,183,674  $ 14,538,056
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                  2,685,668     2,298,038
      Provision for doubtful accounts               19,976,403    14,670,533
      Provision for deferred income taxes           (4,291,000)   (1,114,000)
      Changes in operating assets and
        liabilities (using) providing cash:
          Customer accounts receivable             (31,922,525)  (39,835,485)
          Inventories                                4,049,883     7,476,700
          Prepaid expenses                            (119,562)      (12,336)
          Trade accounts payable                    (6,580,074)    3,545,148
          Advance payments from customers              (66,527)      522,427
          Accrued expenses                          (1,290,814)   (2,626,656)
          Federal and state income taxes             3,538,000    (2,206,600)
                                                  ------------  ------------
NET CASH (USED IN) OPERATING ACTIVITIES               (836,874)   (2,744,175)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment          (876,031)   (5,005,648)
                                                  ------------  ------------
NET CASH (USED IN) INVESTING ACTIVITIES               (876,031)   (5,005,648)

FINANCING ACTIVITIES
  Net proceeds from lines of credit                  8,550,000    22,450,000
  Dividends paid                                    (5,593,280)  (14,837,572)
  Forfeitures of common stock under
    Employee Stock Purchase Plan                       (66,525)          -0-
  Payments on receivable from
    Employee Stock Purchase Plan                       144,475       345,817
                                                  ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            3,034,670     7,958,245
                                                  ------------  ------------
INCREASE IN CASH AND CASH EQUIVALENTS                1,321,765       208,422

Cash and cash equivalents at beginning of year       3,667,363     2,183,136
                                                  ------------  ------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  4,989,128  $  2,391,558
                                                  ============  ============

See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1996

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1995.

The consolidated financial statements include the accounts of Blair Corporation and its wholly-owned subsidiary, Blair Holdings Inc. All significant intercompany accounts are eliminated upon consolidation.

NOTE B - DIVIDENDS DECLARED
 2-07-95   $1.25 per share           2-07-96   $ .35 per share
 4-18-95     .35                     5-10-96     .25
 7-19-95     .35                     7-16-96     .25
10-18-95     .35

NOTE C - NET INCOME PER COMMON SHARE
                               Three Months Ended          Six Months Ended
                                    June 30                     June 30
                               1996         1995          1996         1995
                            -----------  -----------   -----------  -----------
Net income                  $ 6,760,780  $ 7,434,384   $13,183,674  $14,538,056
Average shares outstanding    9,321,632    9,273,482     9,321,703    9,273,482
Net income per common share    $ .72        $ .80         $1.41        $1.57

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                           June 30     December 31
                                            1996          1995
                                         -----------   -----------
Employee compensation                    $ 5,739,090   $ 6,162,097
Contribution to profit sharing
  and retirement plan                      1,413,436     2,799,706
Taxes, other than taxes on income          1,074,637       713,176
Other accrued items                        1,878,109     1,721,107
                                         -----------   -----------
                                         $10,105,272   $11,396,086
                                         ===========   ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1996

NOTE E - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense are as follows:
                             Three Months Ended         Six Months Ended
                                  June 30                    June 30
                             1996          1995        1996         1995
                          -----------   ----------- -----------  -----------
Currently payable:
  Federal                 $ 6,400,000   $ 8,222,000 $10,962,000  $10,035,000
  State                       903,000     1,139,000   1,476,000    1,310,000
                          -----------   ----------- -----------  -----------
                            7,303,000     9,361,000  12,438,000   11,345,000
Deferred (credit)          (3,120,000)   (4,046,000) (4,291,000)  (1,114,000)
                          -----------   ----------- -----------  -----------
                          $ 4,183,000   $ 5,315,000 $ 8,147,000  $10,231,000
                          ===========   =========== ===========  ===========


The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                             Three Months Ended         Six Months Ended
                                  June 30                    June 30
                             1996         1995         1996          1995
                          -----------  -----------  -----------   -----------
Statutory rate applied to
  pre-tax income          $ 3,830,323  $ 4,462,285  $ 7,465,736   $ 8,669,170
State income taxes, net
  of federal tax benefit      289,250      785,850      549,900     1,429,350
Other items                    63,427       66,865      131,364       132,480
                          -----------  -----------  -----------   -----------
                          $ 4,183,000  $ 5,315,000  $ 8,147,000   $10,231,000
                          ===========  ===========  ===========   ===========

Components of the provision for deferred income tax credit are as follows:
                             Three Months Ended          Six Months Ended
                                  June 30                     June 30
                             1996          1995         1996          1995
                         -----------   -----------   -----------   -----------
Provision for estimated
  returns                $   (95,000)  $   140,000   $   751,000   $    67,000
Provision for doubtful
  accounts                   926,000       216,000     2,813,000       618,000
Advertising costs          2,234,000     3,751,000       594,000       461,000
Other items - net             55,000       (61,000)      133,000       (32,000)
                         -----------   -----------   -----------   -----------
                         $ 3,120,000   $ 4,046,000   $ 4,291,000   $ 1,114,000
                         ===========   ===========   ===========   ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1996

NOTE E - INCOME TAXES - Continued

Components of the deferred tax assets and liability under the liability method as of June 30, 1996 and December 31, 1995 are as follows:
                                            June 30     December 31
                                             1996          1995
                                          -----------   -----------
Current net deferred tax assets:
  Doubtful accounts                       $18,485,000   $15,672,000
  Returns allowances                        2,629,000     1,878,000
  Inventory obsolescence                    1,934,000     1,934,000
  Vacation pay                              1,377,000     1,456,000
  Inventory costs                           1,502,000     1,323,000
  Advertising costs                        (3,444,000)   (4,038,000)
  Other items                                 438,000       444,000
                                          -----------   -----------
                                          $22,921,000   $18,669,000
                                          ===========   ===========
Long-term deferred tax liability:
  Property, plant and equipment           $ 1,988,000   $ 2,027,000
                                          ===========   ===========


NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $8,812,000 at June 30, 1996 and $8,662,000 at December 31, 1995, respectively.

NOTE G - OTHER INCOME
Other income consists of:
                              Three Months Ended          Six Months Ended
                                   June 30                     June 30
                              1996         1995          1996          1995
                           -----------  -----------   -----------   -----------
Finance charges on time
  payment accounts         $10,893,156  $ 7,291,797   $21,709,943   $14,012,119
Other items                    352,144      354,359       628,443       750,190
                           -----------  -----------   -----------   -----------
                           $11,245,300  $ 7,646,156   $22,338,386   $14,762,309
                           ===========  ===========   ===========   ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1996


NOTE H - FINANCING ARRANGEMENTS
In 1995, the company entered into a $125,000,000 Revolving Credit Facility, which expires on November 17, 1998. The interest rate is, at the company's option, based on a base rate option, federal funds rate option or euro-rate option as defined in the agreement. The Revolving Credit Facility requires the company to meet certain covenants as outlined in the agreement. These covenants specifically relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio and complying with certain indebtedness restrictions. As of June 30, 1996, the company was in compliance with all the agreement's covenants. As of June 30, 1996 and December 31, 1995, respectively, the company had borrowed $92,850,000 and $84,300,000, under the agreement of which $80,000,000 was classified as long-term.

Effective March 9, 1995, the company had $60,000,000 available in lines of credit, $10,000,000 with no specified expiration date and $50,000,000 expiring September 30, 1995. $56,750,000 was outstanding at June 30, 1995, all short-term.

NOTE I - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD
The company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in the first quarter of 1996. Currently, adoption of the statement has no effect on the company.

NOTE J - EMPLOYEE STOCK PURCHASE PLAN
The company has an Employee Stock Purchase Plan wherein shares of treasury stock may be issued to certain employees at a price established at the discretion of the Employee Stock Purchase Plan Committee. The stock issued under the Plan was 34,700 shares on July 22, 1996 and 49,150 shares on July 10, 1995.

NOTE K - RECLASSIFICATIONS
Certain amounts previously reported in the 1995 financial statements have been reclassified to conform with current year classifications.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1996

Results of Operations
- ---------------------

Comparison of Second Quarter 1996 and Second Quarter 1995

Net income for the second quarter of 1996 decreased 9.1% from the second quarter of 1995. Lower net sales and an increased provision for doubtful accounts were primarily responsible for the reduction in earnings in the second quarter 1996.

Second quarter 1996 net sales fell 7.8% from the second quarter 1995 level. Sales fell due to an 11.2% decrease in advertising spending. The stoppage of pre-approved credit offers to prospects, the elimination of non-performing customers from our mailing lists and continuing catalog testing caused the reduction in advertising. Second quarter 1996 response rates compared as follows - up 14.9% for customer multi-product mailings, up 34.3% for prospect multi-product mailings, up 12.2% for co-op and media, up .3% for customer catalogs and up 45.8% for prospect catalogs. Gross sales revenue generated per advertising dollar increased 5.8% due to the improved response. In the second quarter of 1996, the total number of orders shipped decreased 8.4% and the average order size increased 2.7% as compared to the second quarter of 1995. Returns as a percentage of adjusted gross sales increased to 16.2% in the 1996 quarter from 15.0% in the 1995 quarter. A higher rate of return is experienced on Blair credit (Easy Payment Plan) and charge card sales and these sales (combined) grew to 65.8% of gross mail order sales in the second quarter of 1996 from 54.0% in the second quarter of 1995.

Other income increased 47.1% in the second quarter of 1996 as compared to the second quarter of 1995. The increase was due to finance charges assessed on increased Easy Payment Plan accounts receivable. By comparison, finance charges increased 49.4% and average Easy Payment Plan accounts receivable increased 38.7% (approximately $70,000,000).

Cost of goods sold as a percentage of net sales increased to 48.4% in the second quarter of 1996 from 48.1% in the second quarter of 1995. Increased returns were primarily responsible for the higher cost of goods.

Advertising expense in the second quarter of 1996 decreased 11.2% from the second quarter of 1995. Reductions in circular mailings and co-op and media advertising caused the reduction in advertising costs. Paper prices were comparable in the second quarters.

The total number of circular mailings released in the second quarter of 1996 was 27.0% less than in the second quarter of 1995 (43.4 million in 1996, 59.5 million in 1995). A 25.8% decrease in multi-product customer mailings (33.9 million in 1996, 45.7 million in 1995), a 35.4% decrease in multi-product prospect mailings (7.4 million in 1996, 11.5 million in 1995) and an 8.3% decrease in single-product mailings (2.1 million in 1996, 2.3 million in 1995) resulted in a circular mailings cost decrease of approximately $6,427,000 from the second quarter of 1995.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1996

Results of Operations - Continued
- ---------------------

Comparison of Second Quarter 1996 and Second Quarter 1995 - Continued

Total volume of the co-op and media advertising programs decreased 21.0% in the 1996 second quarter as compared to the 1995 second quarter (379.6 million in 1996, 480.7 million in 1995). A 36.4% decrease in co-op advertising and a 15.9% decrease in media advertising resulted in a co-op and media cost decrease of $786,000 from the second quarter of 1995.

The total number of catalog mailings released in the second quarter of 1996 was 6.6% more than in the second quarter of 1995 (15.1 million in 1996, 14.1 million in 1995). The catalog is the primary advertising format for home products and is currently being tested for men's (started July 1995) and women's (started January 1996) apparel. A 28.0% increase in customer catalogs (7.5 million in 1996, 5.8 million in 1995) and an 8.4% decrease in prospect catalogs (7.6 million in 1996, 8.3 million in 1995) resulted in a net catalog mailings cost increase of approximately $2,782,000. In 1996, 10.7 million home products, 2.0 million men's and 2.4 million women's catalogs were mailed. In 1995, only home products catalogs were mailed. In the third quarter of 1996, men's catalogs will move beyond the testing stage and will be mailed to the full men's customer file and a larger number of prospect names. Women's catalogs will be further tested in the second half of 1996. Catalog mailing frequency, density and size will be continually tested in all three product lines.

General and administrative expense increased 4.3% in the second quarter of 1996 as compared to the second quarter of 1995. The increased expense was primarily the result of the company improving and expanding its 800 - number capabilities for both order taking and customer service. As of September 1, 1995, all catalog mailings have been offering a toll-free 800 ordering number. The company opened a second call center, located in Erie, Pennsylvania, in August 1995. Due to the increasing telephone order volume being driven by the expanding catalog mailing programs, the company will be adding 75% more capacity to the Erie Call Center by September 1996 and will be opening a third call center in Franklin, Pennsylvania by January 1997.

The provision for doubtful accounts as a percentage of credit sales increased 30.3% in the second quarter comparison. Total credit sales decreased 5.8% and total finance charges increased 49.4%. Prospect credit sales decreased 22.4% and prospect finance charges increased 139.3%. Prospect (first-time buyer) credit sales and finance charges carry a higher credit risk. The estimated bad debt rate used in providing for doubtful accounts is based on current expectations, sales mix (prospect vs. customer) and prior years' experience. The rate used in providing for bad debts in the second quarter of 1996 was increased due to a rising delinquency rate. Also due to the rising delinquency rate, the second quarter of 1996 provision for doubtful accounts includes an additional provision of $1,000,000. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The company recently completed a study of its credit policies and as a result is currently implementing improved policies. The revised credit granting and collection policies will not be fully effective until late 1996.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1996

Results of Operations - Continued
- ---------------------

Comparison of Second Quarter 1996 and Second Quarter 1995 - Continued

Interest expense increased 42.1% in the second quarter of 1996 as compared to the second quarter of 1995. Interest expense has resulted primarily from the company's borrowings necessary to finance customer accounts receivable. Borrowings outstanding averaged approximately $90,000,000 in the second quarter of 1996 as compared to $55,000,000 in the second quarter of 1995.

Income taxes as a percentage of income before income taxes were 38.2% in the second quarter of 1996 and 41.7% in the second quarter 1995. The federal income tax rate was 35% in both years. The change in the total income tax rate was caused by a reduction in the company's effective state income tax rate.



Comparison of Six Month Periods Ended June 30, 1996 and June 30, 1995

Net income for the six months of 1996 decreased 9.3% as compared to the first six months of 1995. Record first six months revenue (net sales and finance charges) was more than offset by increased costs and expenses:
   cost of goods sold - incentive pricing and higher returns advertising - increased use of catalogs and higher paper costs general and administrative - expansion of toll-free 800 number order taking and customer service
   provision for doubtful accounts - increased prospect sales and finance charges and a rising delinquency rate
   interest - higher level of borrowing to finance customer accounts receivable.

The record first six months net sales of 1996 were only .5% above the previous record first six months of 1995. Increased response rates to a changing mix of advertising were primarily responsible for the slightly improved sales.
Response rates for the six months of 1996 compared as follows - up 2.1% for customer multi-product mailings, up 92.7% for prospect multi-product mailings, down 5.4% for co-op and media and up 22.0% for catalogs. Gross sales revenue generated per advertising dollar was approximately the same in both six month periods, increased response rates offsetting higher advertising costs (paper and catalogs). In the first half of 1996, the total number of orders shipped decreased 3.1% and the average order size increased 5.4% as compared to the first half of 1995. Returns as a percentage of adjusted gross sales increased to 15.9% from 15.0%. Changes in sales mix (more prospects) and sales type (more credit and charge card) in 1996 contributed to the slippage in returns.

Other income increased 51.3% in the six months of 1996 as compared to the first six months of 1995. The increase was due to finance charges assessed on increased Easy Payment Plan accounts receivable. By comparison, finance charges increased 54.9% and average Easy Payment Plan accounts receivable increased 41.7% (approximately $72,000,000).



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1996

Results of Operations - Continued
- ---------------------
Comparison of Six Month Periods Ended June 30, 1996 and June 30, 1995 - Continued

Cost of goods sold as a percentage of net sales increased to 49.0% in the first half of 1996 from 48.4% in the first half of 1995. Incentive pricing (reduced price offers on excess inventory and promotional offers of free shipping and handling) and increased returns were primarily responsible for the higher cost of goods.

Advertising expense in the six months of 1996 increased 1.7% from the first six months of 1995. Increased catalog mailings and paper cost were the prime contributors to the higher advertising costs. Paper prices in 1996 were higher in the first quarter, were approximately the same in the second quarter and will be lower in the third quarter as compared to the 1995 periods.

The total number of circular mailings released in the six months of 1996 was 11.1% less than in the first six months of 1995 (91.8 million in 1996, 103.2 million in 1995). A 5.4% increase in multi-product customer mailings (72.7 million in 1996, 76.9 million in 1995), a 32.7% decrease in multi-product prospect mailings (14.9 million in 1996, 22.2 million in 1995), a .6% decrease in single-product mailings (4.1 million in 1996, 4.2 million in 1995) and increased paper cost resulted in a net circular mailings cost decrease of approximately $3,956,000 from the first six months of 1995.

Total volume of the co-op and media advertising programs decreased 7.9% in the six months of 1996 as compared to the first six months of 1995 (1.0 billion in 1996, 1.1 billion in 1995). A 26.1% decrease in co-op advertising (media was the same in both six month periods) resulted in a net co-op and media cost decrease of approximately $1,239,000 from the first six months of 1995.

The total number of catalog mailings released in the first half of 1996 was 26.3% more than in the first half of 1995 (24.3 million in 1996, 19.2 million in 1995). A 32.4% increase in customer catalogs (13.2 million in 1996, 9.9 million in 1995), a 19.7 % increase in prospect catalogs (11.1 million in 1996,
9.3 million in 1995) and increased paper cost resulted in a catalog mailings cost increase of approximately $6,247,000 over the first half of 1995. In 1996, 17.2 million home products, 3.3 million men's and 3.8 million women's catalogs were mailed. In 1995, only home products catalogs were mailed.

General and administrative expense increased 4.7% in the six months of 1996 as compared to the first six months of 1995. The higher general and administrative expense was centered primarily in wages and benefits (up 2.8%) and telephone expense (up 111.3%). The company's expansion of its 800-number capabilities was primarily responsible for the increased general and administrative expense.

The provision for doubtful accounts as a percentage of credit sales increased 32.2% in the six months comparison. Total credit sales increased 3.0% and total finance charges increased 54.9%. Prospect credit sales increased 30.5% and prospect finance charges increased 112.4%. The rate used in providing for bad debts in 1996 was increased due to a rising delinquency rate and increased prospect activity. Also due to the rising delinquency rate, the 1996 provision



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1996

Results of Operations - Continued
- ---------------------

Comparison of Six Month Periods Ended June 30, 1996 and June 30, 1995 - Continued

for doubtful accounts includes an additional provision of $1,000,000. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts.

Interest expense increased 69.5% in the first half of 1996 as compared to the first half of 1995. Interest expense has resulted primarily from the company's borrowings necessary to finance customer accounts receivable. Borrowings outstanding averaged approximately $88,000,000 in the six months of 1996 as compared to $47,000,000 in the first six months of 1995.

Income taxes as a percentage of income before income taxes were 38.2% in the first half of 1996 and 41.3% in the first half of 1995. The change in the total income tax rate was caused by a reduction in the company's effective state income tax rate.


Liquidity and Sources of Capital
- --------------------------------

All working capital and cash requirements were met. In November 1995, the company entered into a $125,000,000 Revolving Credit Facility which expires on November 17, 1998. The unsecured Revolving Credit Facility requires the company to meet certain covenants and as of June 30, 1996 the company was in compliance with all the covenants. Borrowings outstanding at June 30, 1996 were $92,850,000 of which $80,000,000 was classified as long-term. As of June 30, 1995, the company had $60,000,000 available in lines of credit, $10,000,000 with no specified expiration date and $50,000,000 expiring September 30, 1995. Short-term borrowings outstanding at June 30, 1995 were $56,750,000.

The ratio of current assets to current liabilities was 4.42 at June 30, 1996,
4.50 at December 31, 1995 and 2.35 at June 30, 1995. Working capital increased $9,438,981 in the first six months of 1996. The increase was primarily reflected in increased customer accounts receivable and deferred income taxes and decreased trade accounts payable more than offsetting increased notes payable and federal income taxes. Primarily, the increase in working capital was attributable to reductions in dividends paid and in purchases of property, plant and equipment in the six months of 1996.

Merchandise inventory turnover was 3.2 at June 30, 1996, 3.0 at December 31, 1995 and 3.0 at June 30, 1995. Merchandise inventory as of June 30, 1996 decreased 1.5% from December 31, 1995 and 2.8% from June 30, 1995. Over the last few years, inventory levels have been impacted by the continuing effort to increase order fulfillment rates, lower than anticipated response in the fourth quarter of 1994 and the expansion of product lines due to the catalogs. Currently, better inventory management techniques are being investigated and implemented. Home products net sales as a percentage of total net sales increased to 17.3% ($48.4 million) in 1996 as compared to 15.3% ($42.6 million) in the first half of 1995. Men's net sales increased to 24.8% ($69.4 million)



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1996

Liquidity and Sources of Capital - Continued
- --------------------------------

from 22.8% ($63.3 million). Women's net sales decreased to 57.9% ($161.8 million) from 61.9% ($172.3 million). Home products inventory totaled $16.8 million at June 30, 1996 as compared to $10.0 million at December 31, 1995 and $11.7 million at June 30, 1995. Men's inventory was $16.6 million at June 30, 1996, $18.4 million at December 31, 1995 and $17.8 million at June 30, 1995. Women's inventory was $30.2 million at June 30, 1996, $36.2 million at December 31, 1995 and $35.9 million at June 30, 1995.

The company has added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $876,031 during the first half of 1996 and $5,005,648 during the first half of 1995.

In 1995, the company completed the total renovation of its headquarters facility in Warren, Pennsylvania. Total cost of the renovation, expended over more than 3 years, was $13.6 million.

In August 1995, the company's second telephone call center was opened in Erie, Pennsylvania. Company plans are for a 75% expansion of the Erie Call Center by September 1996 and for the addition of a third call center in Franklin, Pennsylvania by January 1997. The Erie and Franklin facilities are leased.
See Future Considerations.

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

Future cash needs for expansion of the business and capital expenditures will be financed by cash flow from operations, the current borrowing arrangement and, if needed, other financing arrangements available to the company.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1996

Impact of Inflation and Changing Prices
- ---------------------------------------

Although inflation has moderated in our economy, the company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. During the past several years, selling prices have been raised sufficiently to offset increased merchandise costs, thereby realizing profit margins that continue to build fiscal strength. Profit margins were reduced by postal rate and paper cost increases in 1995 and are continuing to be pressured in 1996. Postal rates have been further impacted by the USPS Classification Reform which took effect July 1, 1996. At this time, it appears that postage costs will increase slightly due to the Reform but problems with sorting software are preventing the company from making an accurate estimate of the impact. Paper prices have retreated from their high point at 1995 year-end. Paper prices were still well above first quarter 1995 levels during the first quarter of 1996, were approximately the same as second quarter 1995 during the second quarter of 1996 and will fall below third quarter 1995 levels during the third quarter of 1996.

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

June 30, 1996

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



PART II.  OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1996


Item 4.  Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------
    (a)  The company's Annual Meeting of Stockholders was held April 16, 1996.

    (b) At the Annual Meeting of Stockholders, all of the company's directors were elected at said meeting, as follows:

         David A. Blair     Gerald A. Huber     Kent R. Sivillo
         Robert W. Blair    Murray K. McComas   Blair T. Smoulder
         Steven M. Blair    Thomas P. McKeever  John E. Zawacki
         Robert D. Crowley  Michael J. Samargya
         John O. Hanna      Giles W. Schutte

         Since all of the directors of the company were elected at the Annual Meeting of Stockholders, there are no directors whose term of office as a director continued after the meeting.

    (c) The following other matter was voted upon at the meeting, and the following number of affirmative votes and negative votes were cast with respect to such matter:
           The reappointment by the company's Board of Directors of the firm of Ernst & Young L.L.P. as independent certified public accountants to examine the financial statements and perform the annual audit of the company for the year ending December 31, 1996 was ratified. This ratification received 7,790,142 affirmative votes and 3,497 negative votes.

Item 5.  Other Information
         -----------------

       The company filed a Registration Statement on Form S-8 on July 17, 1996 registering 34,700 shares of the company's Common Stock which was offered for purchase on July 22, 1996 to selected employees of the company under and in accordance with the company's Employee Stock Purchase Plan.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a)   Exhibits
         ---------
         None

   (b)   Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the quarter ended
         June 30, 1996.



                            SIGNATURE
                            ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            BLAIR CORPORATION
                                  -----------------------------------
                                             (Registrant)






Date   August 12, 1996          By          Giles W. Schutte
     -----------------------      -----------------------------------
                                            Giles W. Schutte
                                Executive Vice President and Treasurer
                                   (Principal Financial Officer)