Form 10-Q
period 1996-09-30
BLAIR CORP
filed 1996-11-13
CIK 71525

United States
                  Securities and Exchange Commission
                         Washington, D.C. 20549

                               FORM 10-Q
                               ---------

           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended September 30, 1996  Commission File Number  1-878
                     ------------------                         -------------




                            BLAIR CORPORATION
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)




             DELAWARE                                      25-0691670
-------------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)




   220 HICKORY STREET, WARREN, PENNSYLVANIA                  16366-0001
-------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)




                               (814) 723-3600
-------------------------------------------------------------------------------
          (Registrant's telephone number, including area code)




                               Not applicable
-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   -----  -----

As of November 12, 1996 the registrant had outstanding 9,290,332 shares of its common stock without nominal or par value.



PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1996



CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARY
                                                 September 30   December 31
                                                     1996           1995
                                                 ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                      $  4,638,781   $  3,667,363
  Customer accounts receivable,
    less allowances for doubtful accounts
    and returns of $55,414,572 in 1996
    and $47,184,071 in 1995                       197,444,181    191,399,482
  Inventories - Note F
    Merchandise                                    80,332,128     64,597,476
    Advertising and shipping supplies              19,761,849     15,795,329
                                                 ------------   ------------
                                                  100,093,977     80,392,805
  Deferred income taxes                            20,587,000     18,669,000
  Prepaid federal and state income taxes            6,646,261      1,306,403
  Prepaid expenses                                    805,037        528,291
                                                 ------------   ------------
Total current assets                              330,215,237    295,963,344

Property, plant and equipment:
  Land                                              1,130,454      1,130,454
  Buildings                                        62,022,867     61,620,547
  Equipment                                        35,953,322     35,406,049
                                                 ------------   ------------
                                                   99,106,643     98,157,050
  Less allowances for depreciation                 44,847,201     41,844,738
                                                 ------------   ------------
                                                   54,259,442     56,312,312
Trademarks                                          1,004,100      1,057,892
                                                 ------------   ------------
                                  TOTAL ASSETS   $385,478,779   $353,333,548
                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                  $ 24,200,000   $  4,300,000
  Trade accounts payable                           53,535,053     48,223,146
  Advance payments from customers                   1,120,659      1,155,159
  Accrued expenses - Note D                        11,696,231     11,396,086
  Federal income taxes                                    -0-        666,142
                                                 ------------    ------------
Total current liabilities                          90,551,943     65,740,533

Deferred income taxes                               1,953,000      2,027,000

Long-term debt                                     80,000,000     80,000,000

Stockholders' equity:
  Common Stock without par value:
    Authorized 12,000,000 shares;
    issued 10,075,440 shares (including
    shares held in treasury) - stated value           419,810        419,810
  Additional paid-in capital                       12,928,260     12,372,697
  Retained earnings                               218,320,435    211,588,111
                                                 ------------   ------------
                                                  231,668,505    224,380,618
  Less 720,608 shares in 1996 and 753,308
     shares in 1995 of Common Stock in
     treasury - at cost                            16,746,159     16,927,008
  Less receivable from Employee Stock
     Purchase Plan                                  1,948,510      1,887,595
                                                 ------------   ------------
                                                  212,973,836    205,566,015
                                                 ------------   ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $385,478,779   $353,333,548
                                                 ============   ============


See accompanying notes.


CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARY


                                                    Three Months Ended               Nine Months Ended
                                                       September 30                     September 30
                                                    1996          1995              1996           1995
                                                ------------  ------------      ------------   ------------

Net sales                                       $112,095,417  $124,985,566      $391,753,104   $403,245,648
Other income - Note G                             11,323,596     8,535,341        33,661,982     23,297,650
                                                ------------  ------------      ------------   ------------
                                                 123,419,013   133,520,907       425,415,086    426,543,298

Costs and expenses:
  Cost of goods sold                              55,223,666    64,050,156       192,356,038    198,650,272
  Advertising                                     29,512,152    29,833,707        99,081,478     98,218,425
  General and administrative                      26,563,760    25,569,104        77,959,005     74,638,138
  Provision for doubtful accounts                  8,414,274     6,727,954        28,390,677     21,398,487
  Interest                                         1,369,523       981,196         3,961,576      2,510,130
                                                ------------  ------------      ------------   ------------
                                                 121,083,375   127,162,117       401,748,774    395,415,452
                                                ------------  ------------      ------------   ------------
                    INCOME BEFORE INCOME TAXES     2,335,638     6,358,790        23,666,312     31,127,846

Income taxes - Note E                                855,000     2,418,000         9,002,000     12,649,000
                                                ------------  ------------      ------------   ------------
                                    NET INCOME  $  1,480,638  $  3,940,790      $ 14,664,312   $ 18,478,846
                                                ============  ============      ============   ============

Net income per share based on average
  shares outstanding - Note C                       $ .16         $ .42             $1.57          $1.99
                                                    =====         =====              =====         =====

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARY
                                                     Three Months Ended               Nine Months Ended
                                                        September 30                    September 30
                                                     1996           1995             1996          1995
                                                 ------------   ------------     ------------  ------------
Common Stock                                     $    419,810   $    419,810     $    419,810  $    419,810

Additional paid-in capital:
  Balance at beginning of period                   12,303,101     11,017,130       12,372,697    11,017,130
  Issuance (net of forfeitures) of
    Common Stock under Employee Stock
    Purchase Plan                                     625,159      1,355,567          555,563     1,355,567
                                                 ------------   ------------     ------------   ------------
  Balance at end of period                         12,928,260     12,372,697       12,928,260    12,372,697

Retained earnings:
  Balance at beginning of period                  219,178,505    207,383,836      211,588,111   207,683,352
  Net income                                        1,480,638      3,940,790       14,664,312    18,478,846
  Cash dividends declared - Note B                 (2,338,708)    (3,262,834)      (7,931,988)  (18,100,406)
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                        218,320,435    208,061,792      218,320,435   208,061,792

Treasury Stock:
  Balance at beginning of period                  (16,940,787)   (17,238,660)     (16,927,008)  (17,238,660)
  Issuance (net of forfeitures) of
    Common Stock under Employee Stock
    Purchase Plan                                     194,628        311,652          180,849       311,652
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                        (16,746,159)   (16,927,008)     (16,746,159)  (16,927,008)

Receivable from Employee Stock Purchase Plan:
  Balance at beginning of period                   (1,726,270)    (1,519,135)      (1,887,595)   (1,864,952)
  Issuance (net of forfeitures) of
    Common Stock under Employee Stock
    Purchase Plan                                    (260,250)      (533,400)        (243,400)     (533,400)
  Repayments                                           38,010         82,183          182,485       428,000
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                         (1,948,510)    (1,970,352)      (1,948,510)   (1,970,352)
                                                 ------------   ------------     ------------  ------------
                  TOTAL STOCKHOLDERS' EQUITY     $212,973,836   $201,956,939     $212,973,836  $201,956,939
                                                 ============   ============     ============  ============

See accompanying notes.


CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARY
                                                      Nine Months Ended
                                                        September 30
                                                     1996           1995
                                                 ------------   ------------
OPERATING ACTIVITIES
  Net income                                     $ 14,664,312   $ 18,478,846
  Adjustments to reconcile net income
    to net cash used in
    operating activities:
      Depreciation and amortization                 4,030,987      3,473,100
      Provision for doubtful accounts              28,390,677     21,398,487
      Provision for deferred income taxes          (1,992,000)     1,611,000
      Changes in operating assets and
        liabilities (using) providing cash:
          Customer accounts receivable            (34,435,376)   (56,747,826)
          Inventories                             (19,701,172)    (3,829,297)
          Prepaid expenses                           (276,746)       (87,287)
          Trade accounts payable                    5,311,907     10,446,786
          Advance payments from customers             (34,500)      (226,156)
          Accrued expenses                            300,145     (1,156,343)
          Federal and state income taxes           (6,006,000)    (9,717,462)
                                                 ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES              (9,747,766)   (16,356,152)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment       (1,924,325)    (7,253,532)
                                                 ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES              (1,924,325)    (7,253,532)

FINANCING ACTIVITIES
  Net proceeds from lines of credit                19,900,000     39,200,000
  Dividends paid                                   (7,931,988)   (18,100,406)
  Issuance (net of forfeitures) of
    Common Stock under Employee Stock
    Purchase Plan                                     736,412      1,667,219
  Increase in notes receivable from
    Employee Stock Purchase Plan                      (60,915)      (105,400)
                                                 ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          12,643,509     22,661,413
                                                 ------------   ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                971,418       (948,271)

Cash and cash equivalents
 at beginning of year                               3,667,363      2,183,136
                                                 ------------   ------------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD    $  4,638,781   $  1,234,865
                                                 ============   ============


See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1996

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1995.

The consolidated financial statements include the accounts of Blair Corporation and its wholly-owned subsidiary, Blair Holdings, Inc. All significant intercompany accounts are eliminated upon consolidation.

NOTE B - DIVIDENDS DECLARED
 2-07-95   $1.25 per share           2-07-96   $ .35 per share
 4-18-95     .35                     5-10-96     .25
 7-19-95     .35                     7-16-96     .25
10-18-95     .35                    10-16-96     .25

NOTE C - NET INCOME PER COMMON SHARE
                              Three Months Ended           Nine Months Ended
                                 September 30                September 30
                              1996          1995          1996          1995
                           -----------    -----------  -----------   -----------
Net income                 $ 1,480,638   $ 3,940,790   $14,664,312   $18,478,846
Average shares outstanding   9,346,157     9,310,095     9,331,642     9,288,127
Net income per common share   $ .16          $ .42        $1.57         $1.99

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                         September 30  December 31
                                            1996          1995
                                         -----------   -----------
Employee compensation                    $ 7,495,019   $ 6,162,097
Contribution to profit sharing
  and retirement plan                      1,575,175     2,799,706
Taxes, other than taxes on income            827,639       713,176
Other accrued items                        1,798,398     1,721,107
                                         -----------   -----------
                                         $11,696,231   $11,396,086
                                         ===========   ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1996

NOTE E - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense (credit) are as follows:
                            Three Months Ended          Nine Months Ended
                               September 30               September 30
                            1996          1995         1996         1995
                         -----------   -----------  -----------  -----------
Currently payable:
  Federal                $(1,071,000)  $  (103,000) $ 9,891,000  $ 9,932,000
  State                     (373,000)     (204,000)   1,103,000    1,106,000
                         -----------   -----------  -----------  -----------
                          (1,444,000)     (307,000)  10,994,000   11,038,000
Deferred                   2,299,000     2,725,000   (1,992,000)   1,611,000
                         -----------   -----------  -----------  -----------
                         $   855,000   $ 2,418,000  $ 9,002,000  $12,649,000
                         ===========   ===========  ===========  ===========

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                             Three Months Ended         Nine Months Ended
                                September 30              September 30
                             1996         1995         1996          1995
                          -----------  -----------  -----------   -----------
Statutory rate applied
  to pre-tax income       $   817,473  $ 2,225,576  $ 8,283,209   $10,894,746
State income taxes,
 net of federal tax
 benefit                      (22,750)     126,100      527,150     1,555,450
Other items                    60,277       66,324      191,641       198,804
                          -----------  -----------  -----------   -----------
                          $   855,000  $ 2,418,000  $ 9,002,000   $12,649,000
                          ===========  ===========  ===========   ===========


Components of the provision for deferred income tax expense (credit)
are as follows:
                           Three Months Ended           Nine Months Ended
                              September 30                September 30
                           1996          1995          1996           1995
                        -----------   -----------   -----------    -----------
Provision for estimated
  returns               $   435,000   $   (48,000)  $  (316,000)   $  (115,000)
Provision for doubtful
  accounts                 (507,000)     (842,000)   (3,320,000)    (1,460,000)
Advertising costs         2,807,000     3,682,000     2,213,000      3,221,000
Other items - net          (436,000)      (67,000)     (569,000)       (35,000)
                        -----------   -----------   -----------    -----------
                        $ 2,299,000   $ 2,725,000   $(1,992,000)   $ 1,611,000
                        ===========   ===========   ===========    ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1996

NOTE E - INCOME TAXES - Continued

Components of the deferred tax asset and liability under the liability method as of September 30, 1996 and December 31, 1995 are as follows:
                                          September 30  December 31
                                             1996          1995
                                          -----------   -----------
Current net deferred tax asset:
  Doubtful accounts                       $18,992,000   $15,672,000
  Returns allowance                         2,194,000     1,878,000
  Inventory obsolescence                    1,934,000     1,934,000
  Vacation pay                              1,403,000     1,456,000
  Inventory costs                           1,526,000     1,323,000
  Advertising costs                        (6,251,000)   (4,038,000)
  Other items                                 789,000       444,000
                                          -----------   -----------
                                          $20,587,000   $18,669,000
                                          ===========   ===========

Long-term deferred tax liability:
  Property, plant and equipment           $ 1,953,000   $ 2,027,000
                                          ===========   ===========


NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $8,887,000 at September 30, 1996 and $8,662,000 at December 31, 1995, respectively.

NOTE G - OTHER INCOME
Other income consists of:
                            Three Months Ended            Nine Months Ended
                                September 30                September 30
                            1996           1995          1996          1995
                         -----------    -----------   -----------   -----------
Finance charges on time
  payment accounts       $11,017,766    $ 8,170,531   $32,727,709   $22,182,650
Other items                  305,830        364,810       934,273     1,115,000
                         -----------    -----------   -----------   -----------
                         $11,323,596    $ 8,535,341   $33,661,982   $23,297,650
                         ===========    ===========   ===========   ===========


Finance charges on time payment accounts are recognized on an accrual basis of accounting.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1996

NOTE H - FINANCING ARRANGEMENTS
In November 1995, the company entered into a $125,000,000 Revolving Credit Facility, which expires on November 17, 1998. The interest rate is, at the company's option, based on a base rate option, federal funds rate option or euro-rate option as defined in the agreement. The Revolving Credit Facility requires the company to meet certain covenants as outlined in the agreement. These covenants specifically relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio and complying with certain indebtedness restrictions. As of September 30, 1996, the company was in compliance with all the agreement's covenants. As of September 30, 1996 and December 31, 1995, respectively, the company had borrowed $104,200,000 and $84,300,000 under the agreement of which $80,000,000 was classified as long-term.

At September 30, 1995, the company had $82,500,000 available in lines of credit, $10,000,000 with no specified expiration date, $7,500,000 expiring November 17, 1995 and $65,000,000 expiring November 30, 1995. $73,500,000 was outstanding at September 30, 1995, all short-term.

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1996

Results of Operations
---------------------

Comparison of Third Quarter 1996 and Third Quarter 1995

Net income for the third quarter of 1996 was down 62.4% from the third quarter of 1995. Lower net sales, an increased provision for doubtful accounts and higher professional service fees were primarily responsible for the lower earnings in the third quarter 1996.

Third quarter 1996 net sales were 10.3% lower than third quarter 1995 net sales. Sales fell due to a lower overall response rate (6.5% fewer orders) and a 34.1% increase in orders turned down (tightened credit policies). The stoppage of pre-approved credit offers to prospects was primarily responsible for the drop in orders received. Third quarter 1996 response rates, net of turndowns, as compared to third quarter 1995 rates were as folows - down 3.8% for customer multi-product mailings, down 19.3% for prospect multi-product mailings, up 20.7% for co-op and media, down 12.1% for customer catalogs and down 10.0% for prospect catalogs. The decrease in catalog response rates was all in the home products area where the tightened credit policies have had the most impact. Gross sales revenue generated per advertising dollar decreased 8.2%. In the third quarter of 1996, the total number of orders shipped decreased 9.1% and the average order size was approximately the same as compared to the third quarter of 1995. Returns as a percentage of adjusted gross sales increased to 15.4% in the 1996 quarter from 14.8% in the 1995 quarter. A higher rate of return is experienced on Blair credit (Easy Payment
Plan) and credit card sales and these sales (combined) grew to 70.7% of gross mail order sales in the third quarter of 1996 from 57.7% in the third quarter of 1995.

Other income increased 32.7% in the third quarter of 1996 as compared to the third quarter of 1995. The increase was due to finance charges assessed on increased Easy Payment Plan accounts receivable. Finance charges increased 34.8% and average Easy Payment Plan accounts receivable increased 28.1% (approximately $54,000,000).

Cost of goods sold as a percentage of net sales decreased to 49.2% in the third quarter of 1996 from 51.2% in the third quarter of 1995. Higher returns in 1996 were more than offset by larger than usual inventory writedowns in 1995. The inventory writedowns were primarily attributable to the special sale of excess inventory held in Wilmington, Delaware during September 1995.

Advertising expense in the third quarter of 1996 decreased 1.1% from the third quarter of 1995. Reductions in customer circular mailings, co-op and media advertising and paper costs caused the reduction in advertising costs.

The total number of circular mailings released in the third quarter of 1996 was 3.1% less than in the third quarter of 1995 (42.3 million in 1996, 43.7 million in 1995). A 6.6% decrease in multi-product customer mailings (33.6 million in 1996, 36.0 million in 1995), a 14.4% increase in multi-product prospect mailings (7.3 million in 1996, 6.4 million in 1995), a 9.0% increase in single-product mailings (1.4 million in 1996, 1.3 million in 1995) and a slight decrease in paper costs resulted in a circular mailings net cost decrease of approximately $636,000 from the third quarter of 1995.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1996

Results of Operations - Continued
---------------------

Comparison of Third Quarter 1996 and Third Quarter 1995 - Continued

Total volume of the co-op and media advertising programs decreased 32.4% in the 1996 third quarter as compared to the 1995 third quarter (226.6 million in 1996, 335.0 million in 1995). A 50.2% decrease in co-op advertising, a 23.5% decrease in media advertising and a decrease in placement costs resulted in a co-op and media cost decrease of $2,267,000 from the third quarter of 1995.

The total number of catalog mailings released in the third quarter of 1996 was 61.3% more than in the third quarter of 1995 (10.9 million in 1996, 6.8 million in 1995). The catalog has been the primary advertising format for home products for the last two years. Men's started test mailing catalogs in July 1995 and started full mailings to prospects and the customer file in September 1996. Women's started test mailing catalogs in January 1996 - full mailings are scheduled to start in first quarter 1997. A 45.4% increase in customer catalogs (7.5 million in 1996, 5.2 million in 1995) and a 111.8% increase in prospect catalogs (3.4 million in 1996, 1.6 million in 1995) resulted in a catalog mailings cost increase of $2,615,000. In third quarter 1996, 6.7 million home products (5.6 million customer, 1.1 million prospect), 2.5 million men's (1.1 million customer, 1.4 million prospect) and 1.7 million women's (.8 million customer, .9 million prospect) catalogs were mailed. In third quarter 1995, 6.0 million home products (4.8 million customer, 1.2 million prospect) and .8 million men's (.4 million customer, .4 million prospect) catalogs were mailed. Catalog mailings in all three product lines will be continually tested as to mailing frequency, page density, product mix and number of pages.

General and administrative expense increased 3.9% in the third quarter of 1996 as compared to the third quarter of 1995. The increased expense was primarily the result of a $1,200,000 increase in professional service fees. The company's strategic plan to target the "over 50" low-to-moderate income market has required a study of it's existing marketing programs. The multi- faceted study was at its height during the third quarter. Conclusions and a plan of action will be forthcoming. The company's expansion of its 800-number capabilities, again supporting the strategic plan, has also added to operating costs. Since September 1, 1995, all catalog mailings have been offering toll-free telephone ordering. The company opened a second call center, located in Erie, Pennsylvania, in August 1995. Due to the increasing telephone order volume from the expanding catalog mailing programs, the company added 75% more capacity to the Erie Call Center in September 1996 and will be opening a third call center in Franklin, Pennsylvania in January 1997. Once the Franklin Call Center is fully operational, the company intends to offer toll-free telephone ordering in all advertising.

The provision for doubtful accounts as a percentage of credit sales increased 41.6% in the third quarter comparison. Total credit sales decreased 11.7% and total finance charges increased 34.8%. Prospect credit sales decreased 34.9% and prospect finance charges increased 100.6%. Prospect (first-time buyer) credit sales and finance charges carry a higher credit risk. The estimated bad debt rate used in providing for doubtful accounts is based on current



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1996

Results of Operations - Continued
---------------------

Comparison of Third Quarter 1996 and Third Quarter 1995 - Continued

expectations, sales mix (prospect vs. customer) and prior years' experience. Due to increasing delinquency and charge off rates, the third quarter 1996 provision for doubtful accounts was approximately $1,900,000 higher. The rate used in providing for bad debts was increased and an additional provision of $1,000,000 was made. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The company recently completed a study of its credit policies and is currently implementing improved policies. Revised credit granting and collection policies already implemented have resulted in turning down more bad credit risks and in shortening and strengthening the collection cycle. The full impact of the improved credit policies will not be felt until mid 1997.

Interest expense increased 39.6% in the third quarter of 1996 as compared to the third quarter of 1995. Interest expense has resulted primarily from the company's borrowings necessary to finance customer accounts receivable. Borrowings outstanding averaged approximately $95,100,000 in the third quarter of 1996 as compared to $62,000,000 in the third quarter of 1995.

Income taxes as a percentage of income before income taxes were 36.6% in the third quarter of 1996 and 38.0% in the third quarter of 1995. The federal income tax rate was 35% in both years. The change in the total income tax rate was caused by a reduction in the company's effective state income tax rate.


Comparison of Nine Month Periods Ended September 30, 1996 and September 30, 1995

Net income for the nine months of 1996 decreased 20.6% as compared to the first nine months of 1995. Lower net sales and increased provision for doubtful accounts, call center operating costs, interest expense and professional service fees were primarily responsible for the reduction in earnings.

Nine month 1996 net sales were 2.9% lower than nine month 1995 net sales.
Sales fell due to the stoppage of pre-approved credit offers to prospects and an increase in orders turned down (tightened credit policies in third quarter). Overall response rate was similar in both years (.3% fewer orders). Nine month 1996 response rates, net of turndowns, as compared to nine month 1995 rates were as follows - up .4% for customer multi-product mailings, up 56.6% for prospect multi-product mailings, the same for co-op and media and up 9.1% for catalogs. Gross sales revenue generated per advertising dollar decreased 2.0%. In the nine months of 1996, the total number of orders shipped decreased 4.9% and the average order size increased 3.7% as compared to the first nine months of 1995. Returns as a percentage of adjusted gross sales increased to 15.7% from 14.9%. Changes in sales mix (more prospects) and sales type (more Blair credit and credit card) in 1996 contributed to the slippage in returns.

Other income increased 44.5% in the nine months of 1996 as compared to the first nine months of 1995. The increase was due to finance charges assessed on increased Easy Payment Plan accounts receivable. Finance charges increased



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1996

Results of Operations - Continued
---------------------

Comparison of Nine Month Periods Ended September 30, 1996 and September 30, 1995 - Continued

47.5% and average Easy Payment Plan accounts receivable increased 36.7% (approximately $66,000,000).

Cost of goods sold as a percentage of net sales decreased to 49.1% in the nine months of 1996 from 49.3% in the first nine months of 1995. The impact of incentive pricing (reduced price offers on excess inventory and promotional offers of free shipping and handling) in 1996 was overshadowed by the impact of larger than usual inventory writedowns in 1995.

Advertising expense in the nine months of 1996 increased .9% from the first nine months of 1995. Increased catalog volume was the prime cause of the higher advertising costs. 1996 paper prices fell below 1995 prices during the third quarter and will improve further in the fourth quarter.

The total number of circular mailings released in the nine months of 1996 was 8.7% less than in the first nine months of 1995 (134.1 million in 1996, 146.9 million in 1995). A 5.8% decrease in multi-product customer mailings (106.3 million in 1996, 112.8 million in 1995), a 22.2% decrease in multi-product prospect mailings (22.2 million in 1996, 28.6 million in 1995) and a 1.6% increase in single-product mailings (5.5 million in 1996, 5.4 million in 1995) resulted in a net circular mailings cost decrease of approximately $4,592,000 from the first nine months of 1995.

Total volume of the co-op and media advertising programs decreased 13.8% in the nine months of 1996 as compared to the first nine months of 1995 (1.2 billion in 1996, 1.4 billion in 1995). A 32.3% decrease in co-op advertising, a 5.5% decrease in media advertising and a decrease in placement costs resulted in a co-op and media cost decrease of $3,507,000 from the first nine months of 1995.

The total number of catalog mailings released in the nine months of 1996 was 35.4% more than in the first nine months of 1995 (35.2 million in 1996, 26.0 million in 1995). A 36.8% increase in customer catalogs (20.7 million in 1996,
15.1 million in 1995) and a 33.4% increase in prospect catalogs (14.5 million in 1996, 10.9 million in 1995) resulted in a catalog mailings cost increase of $8,862,000 over the first nine months of 1995. In 1996, 23.9 million home products (16.1 million customer, 7.8 million prospect), 5.8 million men's (2.1 million customer, 3.7 million prospect) and 5.5 million women's (2.5 million customer, 3.0 million prospect) catalogs were mailed. In 1995, 25.2 million home products (14.7 million customer, 10.5 million prospect) and .8 million men's (.4 million customer, .4 million prospect) catalogs were mailed.

General and administrative expense increased 4.4% in the nine months of 1996 as compared to the first nine months of 1995. Increased call center costs (telephone up 84.3%, wages and benefits, data processing, etc...) and professional service fees (marketing consultants) were primarily responsible for the higher general and administrative expense.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1996

Results of Operations - Continued
---------------------

Comparison of Nine Month Periods Ended September 30, 1996 and September 30, 1995 - Continued

The provision for doubtful accounts as a percentage of credit sales increased 34.7% in the nine months comparison. Total credit sales decreased 1.6% and total finance charges increased 47.5%. Prospect credit sales increased 13.7% and prospect finance charges increased 108.2%. Due to increasing delinquency and charge off rates, the nine month 1996 provision for doubtful accounts was approximately $4,400,000 higher. The rate used in providing for bad debts was increased and an additional provision of $2,000,000 was made. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts.

Interest expense increased 57.8% in the nine months of 1996 as compared to the first nine months of 1995. Borrowings outstanding averaged approximately $91,500,000 in the nine months of 1996 as compared to $52,500,000 in the first nine months of 1995.

Income taxes as a percentage of income before income taxes were 38.0% in the nine months of 1996 and 40.6% in the first nine months of 1995. The change in the total income tax rate was caused by a reduction in the company's effective state income tax rate.

Liquidity and Sources of Capital
--------------------------------

All working capital and cash requirements were met. In November 1995, the company entered into a $125,000,000 Revolving Credit Facility which expires on November 17, 1998. The unsecured Revolving Credit Facility requires the company to meet certain covenants and as of September 30, 1996 the company was in compliance with all the covenants. Borrowings outstanding at September 30, 1996 were $104,200,000 of which $80,000,000 was classified as long-term. At September 30, 1995, the company had $82,500,000 available in lines of credit, $10,000,000 with no specified expiration date, $7,500,000 expiring November 17, 1995 and $65,000,000 expiring November 30, 1995. $73,500,000 was outstanding at September 30, 1995, all short-term.

The ratio of current assets to current liabilities was 3.65 at September 30, 1996, 4.50 at December 31, 1995 and 2.12 at September 30, 1995. Working capital increased $9,440,483 in the nine months of 1996. The increase was primarily reflected in increased inventories, customer accounts receivable and prepaid income taxes more than offsetting increased notes payable and trade accounts payable. The increase in working capital was attributable to reductions in dividends paid and purchases of property, plant and equipment in the nine months of 1996.

Merchandise inventory turnover was 3.0 at September 30, 1996, at December 31, 1995 and at September 30, 1995. Merchandise inventory as of September 30, 1996 increased 24.4% from December 31, 1995 and 18.1% from September 30, 1995. Over the last few years, inventory levels have been impacted by the effort to increase order fulfillment rates, lower than anticipated response in the fourth quarter of 1994, the expansion of product lines due to the catalogs and lower



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1996

Liquidity and Sources of Capital - Continued
--------------------------------

than anticipated response and higher turndowns in the third quarter of 1996. Currently, better inventory management techniques are being investigated and implemented. Home products net sales as a percentage of total net sales increased to 17.3% ($67.7 million) in 1996 as compared to 15.5% ($62.3 million) in the first nine months of 1995. Men's net sales increased to 23.8% ($93.2 million) from 22.5% ($90.8 million). Women's net sales decreased to 58.9% ($230.9 million) from 62.0% ($250.2 million). Home products inventory totaled $20.4 million at September 30, 1996 as compared to $10.0 million at December 31, 1995 and $11.6 million at September 30, 1995. Men's inventory was $22.7 million at September 30, 1996, $18.4 million at December 31, 1995 and $19.4 million at September 30, 1995. Women's inventory was $37.2 million at September 30, 1996, $36.2 million at December 31, 1995 and $37.0 million at September 30, 1995. As previously mentioned, response rates were down and turndowns were up (credit policies) in the third quarter of 1996.

The company has added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $1,924,325 during the nine months of 1996 and $7,253,532 during the first nine months of 1995.

In 1995, the company completed the total renovation of its headquarters facility in Warren, Pennsylvania. Total cost of the renovation, expended over more than 3 years, was $13.6 million.

In August 1995, the company's second call center was opened in Erie, Pennsylvania. A 75% expansion of the Erie Call Center was completed in September 1996. A third call center, located in Franklin, Pennsylvania, will be added in January 1997. The Erie and Franklin facilities are leased. See Future Considerations.

In September 1995, the company completed a 64,475 square-foot warehouse addition to its distribution center at a cost of $6.9 million. The continuing study of the distribution center focused on operational and customer service improvements, includes examining the merits of a variety of service-enhancing options, including a possible second distribution center located outside of the Warren, Pennsylvania area.

The company recently declared a quarterly dividend of $.25 per share payable on December 15, 1996. It is the company's intent to continue paying dividends, however, the company will evaluate its dividend practice on an on-going basis. See Future Considerations.

The company is currently buying back shares of its Common Stock. From October 30, 1996 thru November 12, 1996, the company has added 64,500 shares to the treasury at a cost of approximately $1,160,000.

Future cash needs will be financed by cash flow from operations, the current borrowing arrangement and, if needed, other financing arrangements available to the company.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1996

Impact of Inflation and Changing Prices
---------------------------------------

Although inflation has moderated in our economy, the company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. During the past several years, selling prices have been raised sufficiently to offset increased merchandise costs, thereby realizing profit margins that continue to build fiscal strength. Profit margins were reduced by postal rate and paper cost increases in 1995 and continue to be pressured in 1996. Postal rates have been further impacted by the USPS Classification Reform which took effect July 1, 1996. Postage costs will increase slightly due to the Reform. Paper prices have retreated from their high point at 1995 year-end and fell below 1995 levels during the third quarter of 1996.

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1996

Impact of Recently Issued Accounting Standard
---------------------------------------------

In March 1995, the Financial Accounting Standard Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The company adopted Statement No. 121 in the first quarter of 1996. Adoption of the Statement has had no effect on the company.

Future Considerations
---------------------

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

September 30, 1996

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a)   Exhibits
         --------
         None

   (b)   Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the quarter ended September 30, 1996.



                                SIGNATURE
                                ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            BLAIR CORPORATION
                                    -------------------------------
                                             (Registrant)





Date   November 12, 1996            By       Giles W. Schutte
    -----------------------        ---------------------------------
                                             Giles W. Schutte
                                   Executive Vice President and Treasurer
                                       (Principal Financial Officer)