Form 10-K405
period 1996-12-31
BLAIR CORP
filed 1997-03-14
CIK 71525

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996        Commission file number 1-878

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

Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                               --   --
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                               ---

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 21, 1997 was $113,889,362. There were 9,234,532 shares of common stock outstanding as of February 21, 1997.

                      Documents Incorporated by Reference
                      -----------------------------------

         The Annual Report to Stockholders for the fiscal year ended December 31, 1996 (the "Annual Report") is incorporated by reference into Part II and
Part IV of this Form 10-K. Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         (a)      General.

         Blair Corporation (the "Company") was founded in 1910 by John L. Blair, Sr., and was incorporated in 1924 under the laws of the state of Delaware. The Company's business consists of the sale of fashion apparel for men and women, plus a wide range of home products, primarily through direct mail merchandising. The Company operates two retail stores, one in Pennsylvania and one in Delaware, and two outlet stores in Pennsylvania. The Company employs approximately 2,200 people.

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

         Historically, the Company has marketed its products by mailing letters and color folders depicting the current styles of womenswear (such as coordinates, dresses, tops, pants, skirts, lingerie, sportswear, suits, jackets, outerwear and shoes); menswear (such as suits, shirts, outerwear, active wear, slacks, shoes, and accessories); and home products (such as bedspread ensembles, draperies, furniture covers, area rugs, bath accessories, kitchenware, tools, electronics, exercise and personal care items) directly to existing and prospective customers. Sales of the Company's menswear and womenswear products accounted for approximately 83% of the Company's total sales in 1996, and sales of the Company's home products accounted for the remaining 17% (approximately) of the Company's total sales in 1996. Media and co-op prospect advertising programs continue to be used extensively as they are essential components of the Company's customer acquisition strategy. In 1993, the Company tested a catalog format to market its home products and other non-apparel merchandise, which was well-received by its existing customer base. In 1995, the Company tested a catalog format to market its menswear and in early 1996, the Company tested a catalog format to market its womenswear. The success of the Company's pilot catalog mailing programs prompted the Company to successfully expand its catalog distribution in 1994, 1995 and 1996, and the Company anticipates that such success should continue in 1997.

         All orders for merchandise are processed at the Company's corporate offices in Warren, Pennsylvania. All letter mailings originate from the Company's Mailing Center, and all orders are filled and mailed from the Company's Distribution Center, both in nearby Irvine, Pennsylvania. All catalog mailings are mailed from commercial printers engaged by the Company. The Company serves customers throughout the fifty states.

         The Company's outlet stores enable it to more efficiently promote and liquidate discontinued, overstock and returned merchandise. The Delaware retail store is the first Company facility to be located outside of its home state of Pennsylvania.

         The Company considers its merchandise to be low/medium-priced and competes for sales with other direct mail businesses, retail department stores, specialty shops and discount store chains. The Company competes based on its sales expertise, customer service, pricing, customer credit privileges and diverse product mix.

         During 1996, the Company continued its efforts to broaden its customer information systems. Detailed marketing and credit studies have been undertaken in order to enhance its ability to market to both customers and prospects.

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

         5. Blair Warehouse Outlet (Millcreek Mall, Erie, Pennsylvania) -- a 38,600 square foot block and brick warehouse outlet facility.

         6. Bell Warehouse Building (Liberty Street, Warren, Pennsylvania) -- a 9,000 square foot metal warehouse facility.

         7. Starbrick Warehouse Building (Route 62, Starbrick, Pennsylvania) -- a 12,000 square foot metal warehouse facility.

         The Company leases the following properties:

         1. Blair Retail Store (Wilmington, Delaware) -- a 11,765 square foot retail facility.

         2. Warehouse Building (Route 62, Starbrick, Pennsylvania) -- a 30,000 square foot metal warehouse facility.

         3. Telephone Call Center (Erie, Pennsylvania) -- a 21,870 square foot metal call center facility.

         4. Telephone Call Center (Franklin, Pennsylvania) -- a 17,500 square foot cement block call center facility.

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

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated by reference to page 14 of the Company's 1996 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference to page 14 of the Company's 1996 Annual Report to Stockholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference to pages 15 through 18 of the Company's 1996 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference to pages 7 through 14 of the Company's 1996 Annual Report to Stockholders.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding directors and executive officers of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information appearing under the caption "Executive Compensation" in the 1997 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

         Information setting forth the security ownership of certain beneficial owners and management appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 1997 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

(a)      Exhibits and Financial Statements and Schedules.

         (1) Financial Statements. The Company's consolidated financial statements to be included in Part II, Item 8 are incorporated herein by reference to the Company's 1996 Annual Report to Stockholders, a copy of which accompanies this report on Form 10-K.

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

         (3)      List of Exhibits.

                    3(i)   Certificate of Incorporation of the Company

                    3(ii)  Bylaws of the Company

                    *11 Computation of Earnings per Share (incorporated by reference to page 7 of the 1996 Annual Report to Stockholders)

                    *13    1996 Annual Report to Stockholders

                     21    Subsidiaries of Registrant

                    *23    Consents of Experts and Counsel

                    *27    Financial Data Schedule

(b)      Reports on Form 8-K.

         The registrant has filed no Forms 8-K during the quarter ended December 31, 1996.

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

                                        BLAIR CORPORATION
                                        (Registrant)

Date:  March 14, 1997                   By: /s/ Kent R. Sivillo
                                         ------------------------------
                                                Kent R. Sivillo
                                          Vice President and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 14, 1997                By:      /s/ Murray K. McComas
                                         ------------------------------
                                                 Murray K. McComas
                                              President and Director
                                          (Principal Executive Officer
                                                 and Director)

Date:  March 14, 1997                By:     /s/ Blair T. Smoulder
                                         ------------------------------
                                                Blair T. Smoulder
                                            Executive Vice President
                                                  and Director

Date:  March 14, 1997                By:    /s/ Michael J. Samargya
                                         ------------------------------
                                              Michael J. Samargya
                                              Vice President, Data
                                            Processing, and Director

Date:  March 14, 1997                By:      /s/ Steven M. Blair
                                         ------------------------------
                                                 Steven M. Blair
                                              Vice President, Order
                                              Handling, and Director

Date:  March 14, 1997                By:       /s/ John E. Zawacki
                                         ------------------------------
                                                John E. Zawacki
                                           Vice President, Womenswear,
                                                  and Director

Date:  March 14, 1997                By:       /s/ David A. Blair
                                         ------------------------------
                                                 David A. Blair
                                              Secretary and Director

Date:  March 14, 1997                By:      /s/ Kent R. Sivillo
                                         ------------------------------
                                                Kent R. Sivillo
                                                Vice President,
                                             Treasurer and Director
                                            (Principal Financial and
                                               Accounting Officer)

Date:  March 14, 1997                By:      /s/ Robert D. Crowley
                                         ------------------------------
                                                Robert D. Crowley
                                            Vice President, Menswear,
                                                  and Director

Date:  March 14, 1997                By:     /s/ Thomas P. McKeever
                                         ------------------------------
                                               Thomas P. McKeever
                                        Vice President, Corporate Affairs
                                        and Human Resources, and Director