Form 10-Q
period 1997-03-31
BLAIR CORP
filed 1997-05-13
CIK 71525

United States
                 Securities and Exchange Commission
                       Washington, D.C. 20549

                             FORM 10-Q
                             ---------

          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934




For the period Ended March 31, 1997  Commission File Number  1-878
                     --------------                        ------------




                          BLAIR CORPORATION
-----------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)




           DELAWARE                                 25-0691670
------------------------------------------------------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)




220 HICKORY STREET, WARREN, PENNSYLVANIA            16366-0001
------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)




                          (814) 723-3600
------------------------------------------------------------------------
          (Registrant's telephone number, including area code)




                          Not applicable
------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   -----  -----

As of May 9, 1997 the registrant had outstanding 9,089,532 shares of its common stock without nominal or par value.



PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1997



CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARY
                                                   March 31      December 31
                                                     1997           1996
                                                 ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                       $  6,553,833   $  4,115,533
 Customer accounts receivable,
  less allowances for doubtful
  accounts and returns of  $42,244,807
  in 1997 and $44,464,572 in 1996                 179,559,967    193,772,056
 Inventories - Note F
  Merchandise                                      76,144,633     74,537,691
  Advertising and shipping supplies                21,577,672     13,310,907
                                                 ------------   ------------
                                                   97,722,305     87,848,598
 Deferred income taxes                             13,294,000     17,022,000
 Prepaid federal and state taxes                   12,145,010     10,142,009
 Prepaid expenses                                     740,568        655,915
                                                 ------------   ------------
Total current assets                              310,015,683    313,556,111

Property, plant and equipment:
  Land                                              1,130,454      1,130,454
  Buildings                                        62,802,904     62,788,129
  Equipment                                        37,078,157     36,540,127
                                                 ------------   ------------
                                                  101,011,515    100,458,710
  Less allowances for depreciation                 47,577,968     46,251,580
                                                 ------------   ------------
                                                   53,433,547     54,207,130
Trademarks                                            975,806        993,867
                                                 ------------   ------------
                                  TOTAL ASSETS   $364,425,036   $368,757,108
                                                 ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                  $ 25,400,000   $ 27,000,000
  Trade accounts payable                           46,919,458     40,497,362
  Advance payments from customers                   2,282,983      1,145,382
  Accrued expenses - Note D                         9,064,634      9,536,481
                                                 ------------   ------------
Total current liabilities                          83,667,075     78,179,225

Deferred income taxes                               1,887,000      1,979,000

Long-term debt                                     70,000,000     80,000,000

Stockholders' equity:
  Common stock without par value:
    Authorized 12,000,000 shares;
    issued 10,075,440 shares
    (including shares held in
    treasury) - stated value                          419,810        419,810
  Additional paid-in capital                       12,928,260     12,928,260
  Retained earnings                               216,647,961    216,068,537
                                                 ------------   ------------
                                                  229,996,031    229,416,607
  Less 859,608 shares in 1997 and
     840,908 in 1996 of common stock
     in treasury - at cost                         19,355,540     19,013,814
  Less receivable from Employee Stock
     Purchase Plan                                  1,769,530      1,803,910
                                                 ------------   ------------
                                                  208,870,961    208,598,883
                                                 ------------   ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $364,425,036   $368,757,108
                                                 ============   ============


See accompanying notes.



CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARY



                                                      Three Months Ended
                                                           March 31
                                                     1997           1996
                                                 ------------   ------------

Net sales                                        $110,882,091   $140,727,028
Other income - Note G                              10,695,619     11,093,086
                                                 ------------   ------------
                                                  121,577,710    151,820,114

Costs and expenses:
  Cost of goods sold                               55,117,089     69,823,696
  Advertising                                      30,714,086     34,710,085
  General and administrative                       24,583,043     25,675,947
  Provision for doubtful accounts                   6,575,490      9,929,165
  Interest                                          1,485,398      1,294,327
                                                 ------------   ------------
                                                  118,475,106    141,433,220
                                                 ------------   ------------
                    INCOME BEFORE INCOME TAXES      3,102,604     10,386,894
                                                 ------------   ------------

Income taxes - Note E                               1,138,000      3,964,000
                                                 ------------   ------------

                                    NET INCOME   $  1,964,604   $  6,422,894
                                                 ============   ============
Net income per share based on average
  shares outstanding - Note C                        $.21           $.69
                                                     ====           ====



See accompanying notes.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARY



                                                      Three Months Ended
                                                           March 31
                                                     1997           1996
                                                 ------------   ------------

Common stock                                     $    419,810   $    419,810

Additional paid-in capital                         12,928,260     12,372,697

Retained earnings:
  Balance at beginning of period                  216,068,537    211,588,111
  Net income                                        1,964,604      6,422,894
  Cash dividend declared - Note B                  (1,385,180)    (3,262,747)
                                                 ------------   ------------
  Balance at end of period                        216,647,961    214,748,258

Treasury stock:
  Balance at beginning of period                  (19,013,814)   (16,927,008)
  Purchase of 18,700 shares in 1997 and
   -0-shares in 1996                                 (341,726)           -0-
                                                 ------------   ------------
  Balance at end of period                        (19,355,540)   (16,927,008)

Receivable from Employee Stock Purchase Plan:
  Balance at beginning of period                   (1,803,910)    (1,887,595)
  Repayments                                           34,380         82,058
                                                 ------------   ------------
  Balance at end of period                         (1,769,530)    (1,805,537)
                                                 ------------   ------------

                  TOTAL STOCKHOLDERS' EQUITY     $208,870,961   $208,808,220
                                                 ============   ============


See accompanying notes.



CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARY
                                                      Three Months Ended
                                                           March 31
                                                     1997           1996
                                                 ------------   ------------
OPERATING ACTIVITIES
  Net income                                     $  1,964,604   $  6,422,894
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                 1,348,456      1,341,539
      Provision for doubtful accounts               6,575,490      9,929,165
      Provision for deferred income taxes           3,636,000     (1,171,000)
      Changes in operating assets and
        liabilities (using) providing cash:
          Customer accounts receivable              7,636,599    (20,121,497)
          Inventories                              (9,873,707)    (4,008,271)
          Prepaid expenses                            (84,653)      (225,893)
          Trade accounts payable                    6,422,096      7,720,547
          Advance payments from customers           1,137,601        146,560
          Accrued expenses                           (471,847)    (1,908,999)
          Federal and state taxes                  (2,003,001)     2,835,000
                                                 ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES          16,287,638        960,045

INVESTING ACTIVITIES
  Purchases of property, plant and equipment         (556,812)      (531,987)
                                                 ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                (556,812)      (531,987)

FINANCING ACTIVITIES
  Net proceeds from lines of credit               (11,600,000)     5,450,000
  Dividend paid                                    (1,385,180)    (3,262,747)
  Purchase of common stock for treasury              (341,726)           -0-
  Decrease in notes receivable from
    Employee Stock Purchase Plan                       34,380         82,058
                                                 ------------   ------------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                             (13,292,526)     2,269,311
                                                 ------------   ------------

INCREASE IN CASH AND CASH EQUIVALENTS               2,438,300      2,697,369

Cash and cash equivalents
  at beginning of year                              4,115,533      3,667,363
                                                 ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  6,553,833   $  6,364,732
                                                 ============   ============

See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1997

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1996.

The consolidated financial statements include the accounts of Blair Corporation and its wholly-owned subsidiary, Blair Holdings, Inc., a Delaware corporation. All significant intercompany accounts are eliminated upon consolidation.

NOTE B - DIVIDENDS DECLARED
 2-07-96   $ .35 per share           2-06-97   $ .15 per share
 5-10-96     .25
 7-16-96     .25
10-16-96     .25

NOTE C - NET INCOME PER COMMON SHARE
                                                      Three Months Ended
                                                           March 31
                                                     1997           1996
                                                  -----------    -----------
Net income                                        $ 1,964,604    $ 6,422,894
Average shares outstanding                          9,225,182      9,322,132
Net income per common share                          $.21           $.69

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                                    March 31     December 31
                                                     1997           1996
                                                  -----------    -----------
Employee compensation                             $ 6,407,939    $ 6,089,723
Contribution to profit sharing
  and retirement plan                                 211,188      1,568,137
Taxes, other than taxes on income                     817,542        322,053
Other accrued items                                 1,627,965      1,556,568
                                                  -----------    -----------
                                                  $ 9,064,634    $ 9,536,481
                                                  ===========    ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1997

NOTE E - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense are as follows:
                                                      Three Months Ended
                                                           March 31
                                                     1997            1996
                                                  -----------     -----------
Current:
  Federal                                         $(1,970,000)    $ 4,562,000
  State                                              (528,000)        573,000
                                                   -----------    -----------
                                                   (2,498,000)      5,135,000
Deferred (credit)                                   3,636,000      (1,171,000)
                                                  -----------     -----------
                                                  $ 1,138,000     $ 3,964,000
                                                  ===========     ===========

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                                                      Three Months Ended
                                                           March 31
                                                     1997           1996
                                                  -----------    -----------
Statutory rate applied to
  pre-tax income                                  $ 1,085,911    $ 3,635,413
State income taxes, net
  of federal tax benefit                                9,750        260,650
Other items                                            42,339         67,937
                                                  -----------    -----------
                                                  $ 1,138,000    $ 3,964,000
                                                  ===========    ===========

Components of the provision for deferred income tax (credit) expense are as follows:
                                                     Three Months Ended
                                                          March 31
                                                    1997           1996
                                                 -----------    -----------
Provision for estimated
  returns                                        $  (149,000)   $  (846,000)
Provision for doubtful accounts                      568,000     (1,887,000)
Advertising costs                                  3,365,000      1,640,000
Other items - net                                   (148,000)       (78,000)
                                                 -----------    -----------
                                                 $ 3,636,000    $(1,171,000)
                                                 ===========    ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1997

NOTE E - INCOME TAXES - Continued

Components of the deferred tax asset and liability under the liability method as of March 31, 1997 and December 31, 1996 are as follows:
                                                    March 31     December 31
                                                     1997            1996
                                                  -----------     -----------
Current net deferred tax asset:
  Doubtful accounts                               $13,873,000     $14,441,000
  Returns allowances                                2,002,000       1,853,000
  Inventory obsolescence                            1,937,000       1,937,000
  Inventory costs                                     898,000         876,000
  Vacation pay                                      1,280,000       1,257,000
  Advertising costs                                (7,515,000)     (4,150,000)
  Other items                                         819,000         808,000
                                                  -----------     -----------
                                                  $13,294,000     $17,022,000
                                                  ===========     ===========

Long-term deferred tax liability:
  Property, plant and equipment                   $ 1,887,000     $ 1,979,000
                                                  ===========     ===========

NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $8,908,000 at March 31, 1997 and $8,833,000 at December 31, 1996, respectively.

NOTE G - OTHER INCOME
Other income consists of:
                                                      Three Months Ended
                                                           March 31
                                                     1997           1996
                                                  -----------    -----------
Finance charges on time
  payment accounts                                $10,388,977    $10,816,787
Other items                                           306,642        276,299
                                                  -----------    -----------
                                                  $10,695,619    $11,093,086
                                                  ===========    ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1997


NOTE H - FINANCING ARRANGEMENTS
In 1995, the company entered into a $125,000,000 Revolving Credit Facility, which expires on November 17, 1998. The interest rate is, at the company's option, based on a base rate option, federal funds rate option or euro-rate option as defined in the agreement. The Revolving Credit Facility is unsecured and requires the company to meet certain covenants as outlined in the agreement. These covenants specifically relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio and complying with certain indebtedness restrictions. As of March 31, 1997, the company was in compliance with all the agreement's covenants. At March 31, 1997 and December 31, 1996, the company had borrowed $95,400,000 and $107,000,000 under the agreement of which $70,000,000 and $80,000,000 was classified as long-term.

NOTE I - USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1997

Results of Operations
---------------------

Comparison of First Quarter 1997 and First Quarter 1996

Net income for the first quarter of 1997 decreased 69.4% from the first quarter of 1996. The first quarter of 1997 was impacted by a reduction in credit marketing promotion, an increase in catalog advertising and a tightening of credit management.

Net sales for the first quarter of 1997 were 21.2% lower than first quarter 1996 net sales. Sales declined in 1997 due to the stoppage of pre-approved credit offers to prospects and an increase in the number of orders turned down. Response rates were mixed - customer circular mailings down 12%, prospect circular mailings down 62% (pre-approved credit offers), customer catalogs up 10%, prospect catalogs down 27%, co-op and media up 27%. Gross revenue generated per advertising dollar decreased 10.3%. In 1997, the total number of orders shipped increased 2.7% but the average order size decreased 22.3% as compared to first quarter 1996. Returns as a percentage of adjusted gross sales increased to 16.7% in the 1997 quarter from 15.6% in the 1996 quarter. A higher rate of return is experienced on Blair Credit (Easy Payment Plan) and credit card sales and these sales (combined) grew to 70.5% of gross mail order sales in 1997 from 65.4% in 1996.

Other income decreased 3.6% in the first quarter 1997 as compared to first quarter 1996. Finance charges assessed on Easy Payment Plan accounts receivable decreased 4.0%. Average first quarter Easy Payment Plan accounts receivable decreased 4.7% (approximately $11.2 million).

Cost of goods sold as a percentage of net sales increased slightly to 49.7% in first quarter 1997 from 49.6% in first quarter 1996. Increased returns were nearly offset by reductions in incentive priced offers.

Advertising expense in the first quarter of 1997 decreased 11.5% from the first quarter of 1996. Increased catalog mailings were more than offset by reductions in paper costs, circular letter mailings and co-op media volume.

The total number of circular mailings released in first quarter 1997 was 24.9% less than in first quarter 1996 (36.3 million vs. 48.4 million). An 18.1% decrease in multi-product customer mailings, a 65.6% decrease in multi-product prospect mailings, a 5.5% decrease in single-product mailings and an approximate 25% decrease in paper costs resulted in a circular mailings cost decrease of $6,207,000 from first quarter 1996. Circular mailings have decreased primarily due to the expansion of the catalog advertising program.


Total volume of the co-op and media advertising programs decreased 31.0% in first quarter 1997 as compared to first quarter 1996 (410 million vs. 594 million). A 55.0% decrease in co-op advertising, a 22.2% decrease in media advertising and reduced paper costs resulted in a co-op and media cost decrease of $908,000 from first quarter 1996.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1997

Results of Operations - Continued
---------------------

Comparison of First Quarter 1997 and First Quarter 1996 - Continued

The total number of catalog mailings released in the first quarter of 1997 was 82.0% higher than in the first quarter of 1996 (16.7 million vs. 9.2 million). The catalog has been the primary advertising format for home products for over two years. The company started test mailings menswear catalogs in July 1995 and started full mailings to prospects and customers in September 1996. The company started test mailing womenswear catalogs in January 1996 - full mailings started in the first quarter of 1997. A 64.1% increase in customer catalogs, a 111.2% increase in prospect catalogs and reduced paper prices resulted in a net catalog mailings cost increase of $3,386,000 over first quarter 1996. In the first quarter of 1997, 7.8 million women's, 5.2 million men's and 3.7 million home products catalogs were mailed. In first quarter 1996, 1.4 million women's, 1.3 million men's and 6.5 million home products were mailed. Catalog mailings in all three product lines will be continually tested as to mailing frequency, page density, product mix and number of pages.

General and administrative expense decreased 4.3% in the 1997 quarter as compared to the first quarter of 1996. The increased cost associated with offering toll-free telephone ordering has been more than offset by a decline in wages and benefits. The average number of employees dropped 8.8% in the first quarter of 1997 as compared to the first quarter of 1996.

The provision for doubtful accounts as a percentage of credit sales was approximately the same in the first quarters of 1997 and 1996. A reduction in the provision due to lower credit sales, primarily prospect, and finance charges was offset by an additional provision resulting from deterioration of bad debt experience. Total credit sales decreased 34.2% and total finance charges decreased 4.0%. Prospect credit sales decreased 75.3% and prospect finance charges decreased 69.5%. Prospect (first-time buyer) credit sales and finance charges carry a higher credit risk. The estimated bad debt rate used in providing for doubtful accounts is based on current expectations, sales mix (prospect vs. customer) and prior years' experience. Due to increasing delinquency and charge off rates experienced in 1996, the rate used in providing for bad debts in the first quarter of 1997 was higher than the rate used in the first quarter of 1996. The first quarter of 1997 also includes an additional provision of $295,000 due to the deterioration of bad debts experience. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The company, having recently completed a study of its credit policies, is currently implementing improved policies. Revised credit grating and collection policies already implemented have resulted in turning down more bad credit risks and in shortening and strengthening the collection cycle. It is anticipated that the full impact of the improved credit policies will not be realized until late 1997.

Interest expense increased 14.8% in the first quarter of 1997 as compared to the first quarter of 1996. Interest expense has resulted primarily from the company's borrowings necessary to finance customer accounts receivable.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1997

Results of Operations - Continued
---------------------

Comparison of First Quarter 1997 and First Quarter 1996 - Continued

Borrowings outstanding averaged approximately $100,000,000 in the first quarter of 1997 as compared to $87,000,000 in the first quarter of 1996.

Income taxes as a percentage of income before income taxes were 36.7% in the first quarter of 1997 and 38.2% in the first quarter of 1996. The federal income tax rate was 35% in both years. The change in the total income tax rate was caused by a reduction in the company's effective state income tax rate.

Liquidity and Sources of Capital
--------------------------------

All working capital and cash requirements were met. In November 1995, the company entered into a $125,000,000 Revolving Credit Facility which expires on November 17, 1998. The unsecured Revolving Credit Facility requires the company to meet certain covenants and as of March 31, 1997 the company was in compliance with all the covenants. Borrowings outstanding at March 31, 1997 were $95,400,000 of which $70,000,000 was classified as long-term. Borrowings outstanding at March 31, 1996 were $89,750,000 of which $80,000,000 was classified as long-term. As of May 9, 1997, the company's borrowings outstanding totaled $72,300,000.

The ratio of current assets to current liabilities was 3.71 at March 31, 1997,
4.01 at December 31, 1996 and 3.92 at March 31, 1996. Working capital decreased $9,028,278 in the first quarter of 1997. The decrease was primarily reflected in decreased customer accounts receivable and increased trade accounts payable more than offsetting increased inventories. Primarily, the 1997 decrease in working capital was attributable to the reduction in long-term debt.

Merchandise inventory turnover was 2.6 at March 31, 1997, 2.9 at December 31, 1996 and 3.2 at March 31, 1996. Merchandise inventory as of March 31, 1997 increased 2.2% from December 31, 1996 and 17.1% from March 31, 1996. Over the last few years, inventory levels have been impacted by the continuing effort to increase order fulfillment rates, the expansion of product lines due to the catalogs and lower than anticipated response and higher turndowns in the second half of 1996 and first quarter of 1997. Currently, the company is installing a new inventory management program that will come on line later in 1997. Home products net sales as a percentage of total net sales were 14.1% ($15.7 million) in first quarter 1997 as compared to 16.1% ($22.6 million) in first quarter 1996. Menswear net sales were 24.7% ($27.4 million) and 25.7% ($36.1 million). Womenswear net sales were 61.2% ($67.8 million) and 58.2% ($81.9 million). Home products inventory totaled $14.6 million at March 31, 1997 as compared to $18.5 million at December 31, 1996 and $13.1 million at March 31, 1996. Menswear inventory was $23.5 million at March 31, 1997, $21.6 million at December 31, 1996 and $16.9 million at March 31, 1996. Womenswear inventory was $38.1 million at March 31, 1997, $34.4 million at December 31, 1996 and $35.0 million at March 31, 1996.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1997

Liquidity and Sources of Capital - Continued
--------------------------------

The company has added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $556,812 during the first quarter of 1997 and $531,987 during the first quarter of 1996. Capital expenditures for the year 1997, not including expenditures required by the new marketing strategy, are projected to be similar to the total for the year 1996.

In August 1995, the company's second call center was opened in Erie, Pennsylvania. A 75% expansion of the Erie Call Center was completed in September 1996. A third call center, located in Franklin, Pennsylvania, was added in January 1997. The Erie and Franklin facilities are leased. See "Future Considerations."

The company recently declared a quarterly dividend of $.15 per share payable on June 15, 1997. It is the company's intent to continue paying dividends; however, the company will evaluate its dividend practice on an on-going basis. See "Future Considerations".

The company bought back 120,300 shares of its common stock at a price of $2,267,655 in 1996. The company bought back 18,700 shares of its common stock at a price of $341,726 in the first quarter of 1997. As of May 9, 1997, the company has bought back 127,800 shares of its common stock at a price of $1,975,800 in the second quarter of 1997. The company will assess future buy back opportunities on an on-going basis.

Future cash needs will be financed by cash flow from operations, the current borrowing arrangement and, if needed, other financing arrangements that may be available to the company. The company's current projection of 1997 cash requirements, however, may be affected in the future by numerous factors, including changes in customer payments on accounts receivable, consumer industry credit trends, sales volume, operating cost fluctuations and unplanned capital spending.

Impact of Inflation and Changing Prices
---------------------------------------

Although inflation has moderated in our economy, the company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. During the past several years, selling prices have been raised sufficiently to offset increased merchandise costs, thereby realizing profit margins that continue to build fiscal strength. Profit margins were pressured by postal rate and paper cost increases in 1996. Paper prices were at their lowest level since 1994 in the first quarter of 1997, but are expected to increase slightly in the second quarter of 1997. Postage rates haven't changed since 1996 but are expected to increase in early 1998.

The company principally uses the LIFO method of accounting for its merchandise inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces distortion in



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1997

Impact of Inflation and Changing Prices - Continued
---------------------------------------


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

Future Considerations
---------------------

The company is faced with the ever-present challenge of keeping the customer file alive and growing. This involves the acquisition of new customers (prospects), the conversion of new customers to established customers (active repeat buyers) and the retention of established customers. These steps are vital in growing the business but are being impacted by the decline in consumer retail spending, increased operating costs, increased competition in the retail sector and record levels of consumer debt.

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

A prime aspect of the new marketing strategy involves targeting customers in the "over 40, low-to-moderate income" market. This redefinition of our target customer from "over 50" to "over 40" has been made possible by the ability of our catalog advertising to reach younger buyers within our traditional list sources. This market, though younger in age than our existing customer file, is the fastest growing segment of the population. Success of the new marketing strategy will require investment in database management, operating systems, prospecting programs, catalog marketing, telephone call centers and, possibly, a second distribution center. Management believes that these investments should improve Blair Corporation's position in new and existing markets and provide opportunities for future earnings growth.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1997


Safe Harbor Statement Under the Private Securities Litigation Reform
  Act of 1995
---------------------------------------------------------------------

Forward-looking statements in this report, including without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the company, (ii) the company's plans and results of operations will be affected by the company's ability to manage its growth, accounts receivable and inventory; and (iii) other risks and uncertainties indicated from time to time in the company's filings with the Securities and Exchange Commission.



PART II.  OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1997


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a)   Exhibits
         --------
         None

   (b)   Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the quarter ended March 31, 1997.



                                SIGNATURE
                                ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BLAIR CORPORATION
                                    -------------------------------
                                              (Registrant)











Date   May 9, 1997              By          Kent R. Sivillo
     --------------------           -------------------------------
                                            Kent R. Sivillo
                                     Vice President and Treasurer
                                     (Principal Financial Officer)