Form 10-Q
period 1997-06-30
BLAIR CORP
filed 1997-08-13
CIK 71525

United States
                   Securities and Exchange Commission
                         Washington, D.C. 20549

                                FORM 10-Q
                                ----------

              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934




For the period Ended June 30, 1997  Commission File Number  1-878
                     --------------                         -----------------




                             BLAIR CORPORATION
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



             DELAWARE                                  25-0691670
-----------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)




  220 HICKORY STREET, WARREN, PENNSYLVANIA             16366-0001
-----------------------------------------------------------------------------
 (Address of principal executive offices)             (Zip Code)




                               (814) 723-3600
-----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)




                               Not applicable
-----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   -----   -----

As of August 11, 1997 the registrant had outstanding 9,081,245 shares of its common stock without nominal or par value.



PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1997



CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARY
                                                    June 30     December 31
                                                     1997           1996
                                                 ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                      $  5,172,828   $  4,115,533
  Customer accounts receivable,
    less allowances for doubtful accounts
    and returns of $38,556,565 in 1997
    and $44,464,572 in 1996                       169,538,738    193,772,056
  Inventories - Note F
    Merchandise                                    61,019,818     74,537,691
    Advertising and shipping supplies              10,464,238     13,310,907
                                                 ------------   ------------
                                                   71,484,056     87,848,598
  Deferred income taxes                            16,066,000     17,022,000
  Prepaid federal and state taxes                   1,091,662     10,142,009
  Prepaid expenses                                    707,234        655,915
                                                 ------------   ------------
Total current assets                              264,060,518    313,556,111

Property, plant and equipment:
  Land                                              1,130,454      1,130,454
  Buildings                                        62,830,862     62,788,129
  Equipment                                        37,557,730     36,540,127
                                                 ------------   ------------
                                                  101,519,046    100,458,710
  Less allowances for depreciation                 48,873,635     46,251,580
                                                 ------------   ------------
                                                   52,645,411     54,207,130
Trademarks                                            957,745        993,867
                                                 ------------   ------------
                                  TOTAL ASSETS   $317,663,674   $368,757,108
                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                  $ 14,100,000   $ 27,000,000
  Trade accounts payable                           31,610,557     40,497,362
  Advance payments from customers                   2,937,896      1,145,382
  Accrued expenses - Note D                         8,552,700      9,536,481
                                                 ------------   ------------
Total current liabilities                          57,201,153     78,179,225

Deferred income taxes                               1,804,000      1,979,000

Long-term debt                                     50,000,000     80,000,000

Stockholders' equity:
  Common Stock without par value:
    Authorized 12,000,000 shares; issued
    10,075,440 shares (including shares held
    in treasury) - stated value                       419,810        419,810
  Additional paid-in capital                       12,919,478     12,928,260
  Retained earnings                               218,910,178    216,068,537
                                                 ------------   ------------
                                                  232,249,466    229,416,607
  Less 1,021,103 shares in 1997 and 840,908
     shares in 1996 of Common Stock in
     treasury - at cost                            21,913,986     19,013,814
  Less receivable from Employee Stock
     Purchase Plan                                  1,676,959      1,803,910
                                                 ------------   ------------
                                                  208,658,521    208,598,883
                                                 ------------   ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $317,663,674   $368,757,108
                                                 ============   ============

See accompanying notes.


CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARY

                                                    Three Months Ended               Six Months Ended
                                                         June 30                          June 30
                                                    1997          1996              1997           1996
                                                ------------  ------------      ------------   ------------

Net sales                                       $127,545,653  $138,930,659      $238,427,744   $279,657,687
Other income - Note G                             10,353,436    11,245,300        21,049,055     22,338,386
                                                ------------  ------------      ------------   ------------
                                                 137,899,089   150,175,959       259,476,799    301,996,073

Costs and expenses:
  Cost of goods sold                              63,638,637    67,308,676       118,755,726    137,132,372
  Advertising                                     34,901,385    34,859,241        65,615,471     69,569,326
  General and administrative                      24,716,492    25,719,298        49,299,535     51,395,245
  Provision for doubtful accounts                  7,830,419    10,047,238        14,405,909     19,976,403
  Interest                                         1,093,706     1,297,726         2,579,104      2,592,053
                                                ------------  ------------      ------------   ------------
                                                 132,180,639   139,232,179       250,655,745    280,665,399
                                                ------------  ------------      ------------   ------------
                    INCOME BEFORE INCOME TAXES     5,718,450    10,943,780         8,821,054     21,330,674

Income taxes - Note E                              2,098,000     4,183,000         3,236,000      8,147,000
                                                ------------  ------------      ------------   ------------

                                    NET INCOME  $  3,620,450  $  6,760,780      $  5,585,054   $ 13,183,674
                                                ============  ============      ============   ============

Net income per share based on average
  shares outstanding - Note C                          $ .40         $ .72             $ .61          $1.41
                                                       =====         =====             =====          =====

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARY
                                                     Three Months Ended               Six Months Ended
                                                          June 30                         June 30
                                                     1997           1996             1997          1996
                                                 ------------   ------------     ------------  ------------

Common Stock                                     $    419,810   $    419,810     $    419,810  $    419,810

Additional paid-in capital:
  Balance at beginning of period                   12,928,260     12,372,697       12,928,260    12,372,697
  Issuance of Common Stock to
    non-employee directors                             13,688            -0-           13,688           -0-
  Forfeitures of Common Stock under
    Employee Stock Purchase Plan                      (22,470)       (69,596)         (22,470)      (69,596)
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                         12,919,478     12,303,101       12,919,478    12,303,101

Retained Earnings:
  Balance at beginning of period                  216,647,961    214,748,258      216,068,537   211,588,111
  Net income                                        3,620,450      6,760,780        5,585,054    13,183,674
  Cash dividends declared - Note B                 (1,358,233)    (2,330,533)      (2,743,413)   (5,593,280)
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                        218,910,178    219,178,505      218,910,178   219,178,505

Treasury Stock:
  Balance at beginning of period                  (19,355,540)   (16,927,008)     (19,013,814)  (16,927,008)
  Purchase of Common Stock for treasury            (2,562,403)           -0-       (2,904,129)          -0-
  Issuance of Common Stock to
    non-employee directors                              8,437            -0-            8,437           -0-
  Forfeitures of Common Stock under
    Employee Stock Purchase Plan                       (4,480)       (13,779)          (4,480)      (13,779)
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                        (21,913,986)   (16,940,787)     (21,913,986)  (16,940,787)

Receivable from Employee Stock Purchase Plan:
  Balance at beginning of period                   (1,769,530)    (1,805,537)      (1,803,910)   (1,887,595)
  Payments                                             87,236         62,417          121,616       144,475
  Forfeitures of common stock under
    Employee Stock Purchase Plan                        5,335         16,850            5,335        16,850
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                         (1,676,959)    (1,726,270)      (1,676,959)   (1,726,270)
                                                 ------------   ------------     ------------  ------------
                  TOTAL STOCKHOLDERS' EQUITY     $208,658,521   $213,234,359     $208,658,521  $213,234,359
                                                 ============   ============     ============  ============

See accompanying notes.


CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARY
                                                       Six Months Ended
                                                          June 30
                                                      1997          1996
                                                  ------------  ------------
OPERATING ACTIVITIES
  Net income                                      $  5,585,054  $ 13,183,674
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                  2,669,410     2,685,668
      Provision for doubtful accounts               14,405,909    19,976,403
      Provision for deferred income taxes              781,000    (4,291,000)
      Changes in operating assets and
        liabilities (using) providing cash:
          Customer accounts receivable               9,827,409   (31,922,525)
          Inventories                               16,364,542     4,049,883
          Prepaid expenses                             (51,319)     (119,562)
          Trade accounts payable                    (8,886,805)   (6,580,074)
          Advance payments from customers            1,792,514       (66,527)
          Accrued expenses                            (983,781)   (1,290,814)
          Federal and state taxes                    9,050,347     3,538,000
                                                  ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                        50,554,280      (836,874)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment        (1,071,569)     (876,031)
                                                  ------------  ------------
NET CASH (USED IN) INVESTING ACTIVITIES             (1,071,569)     (876,031)

FINANCING ACTIVITIES
  Net proceeds from lines of credit                (42,900,000)    8,550,000
  Dividends paid                                    (2,743,413)   (5,593,280)
  Purchase of Common Stock for treasury             (2,904,129)          -0-
  Issuance of Common Stock to non-employee
    directors                                           22,125           -0-
  Forfeitures of Common Stock under
    Employee Stock Purchase Plan                       (21,615)      (66,525)
  Payments on receivable from
    Employee Stock Purchase Plan                       121,616       144,475
                                                  ------------  ------------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                             (48,425,416)    3,034,670
                                                  ------------  ------------

INCREASE IN CASH AND CASH EQUIVALENTS                1,057,295     1,321,765

Cash and cash equivalents at beginning of year       4,115,533     3,667,363
                                                  ------------  ------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD    $  5,172,828  $  4,989,128
                                                  ============  ============

See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1997

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1996.

The consolidated financial statements include the accounts of Blair Corporation and its wholly-owned subsidiary, Blair Holdings Inc. All significant intercompany accounts are eliminated upon consolidation.

NOTE B - DIVIDENDS DECLARED
 2-07-96   $.35 per share            2-06-97   $.15 per share
 5-10-96    .25                      5-12-97    .15
 7-16-96    .25                      7-15-97    .15
10-16-96    .25

NOTE C - NET INCOME PER COMMON SHARE
                               Three Months Ended          Six Months Ended
                                    June 30                    June 30
                               1997         1996          1997         1996
                            -----------  -----------   -----------  -----------
Net income                  $ 3,620,450  $ 6,760,780   $ 5,585,054  $13,183,674
Average shares outstanding    9,135,472    9,321,632     9,175,255    9,321,703
Net income per common share       $ .40        $ .72         $ .61        $1.41

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                           June 30     December 31
                                            1997          1996
                                         -----------   -----------
Employee compensation                    $ 5,566,685   $ 6,089,723
Contribution to profit sharing
  and retirement plan                        594,967     1,568,137
Taxes, other than taxes on income            714,561       322,053
Other accrued items                        1,676,487     1,556,568
                                         -----------   -----------
                                         $ 8,552,700   $ 9,536,481
                                         ===========   ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1997

NOTE E - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense are as follows:
                             Three Months Ended         Six Months Ended
                                  June 30                    June 30
                             1997          1996         1997         1996
                          -----------   -----------  -----------  -----------
Currently payable:
  Federal                 $ 4,401,000   $ 6,400,000  $ 2,431,000  $10,962,000
  State                       552,000       903,000       24,000    1,476,000
                          -----------   -----------  -----------  -----------
                            4,953,000     7,303,000    2,455,000   12,438,000
Deferred (credit)          (2,855,000)   (3,120,000)     781,000   (4,291,000)
                          -----------   -----------  -----------  -----------
                          $ 2,098,000   $ 4,183,000  $ 3,236,000  $ 8,147,000
                          ===========   ===========  ===========  ===========


The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                             Three Months Ended         Six Months Ended
                                  June 30                    June 30
                             1997         1996         1997          1996
                          -----------  -----------  -----------   -----------
Statutory rate applied to
  pre-tax income          $ 2,001,458  $ 3,830,323  $ 3,087,369   $ 7,465,736
State income taxes, net
  of federal tax benefit       81,900      289,250       91,650       549,900
Other items                    14,642       63,427       56,981       131,364
                          -----------  -----------  -----------   -----------
                          $ 2,098,000  $ 4,183,000  $ 3,236,000   $ 8,147,000
                          ===========  ===========  ===========   ===========

Components of the provision for deferred income tax credit (expense)
are as follows:
                             Three Months Ended          Six Months Ended
                                  June 30                     June 30
                             1997         1996           1997          1996
                          -----------  -----------    -----------   -----------
Provision for estimated
  returns                 $     8,000  $   (95,000)   $   157,000   $   751,000
Provision for doubtful
  accounts                 (1,225,000)     926,000     (1,793,000)    2,813,000
Advertising costs           4,161,000    2,234,000        796,000       594,000
Other items - net             (89,000)      55,000         59,000       133,000
                          -----------  -----------    -----------   -----------
                          $ 2,855,000  $ 3,120,000    $  (781,000)  $ 4,291,000
                          ===========  ===========    ===========   ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1997

NOTE E - INCOME TAXES - Continued

Components of the deferred tax assets and liability under the liability method as of June 30, 1997 and December 31, 1996 are as follows:
                                            June 30     December 31
                                             1997          1996
                                          -----------   -----------
Current net deferred tax assets:
  Doubtful accounts                       $12,648,000   $14,441,000
  Returns allowances                        2,010,000     1,853,000
  Inventory obsolescence                    1,937,000     1,937,000
  Vacation pay                              1,304,000       876,000
  Inventory costs                             922,000     1,257,000
  Advertising costs                        (3,354,000)   (4,150,000)
  Other items                                 599,000       808,000
                                          -----------   -----------
                                          $16,066,000   $17,022,000
                                          ===========   ===========
Long-term deferred tax liability:
  Property, plant and equipment           $ 1,804,000   $ 1,979,000
                                          ===========   ===========

NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $8,983,000 at June 30, 1997 and $8,833,000 at December 31, 1996, respectively.

NOTE G - OTHER INCOME
Other income consists of:
                             Three Months Ended           Six Months Ended
                                  June 30                      June 30
                              1997         1996          1997          1996
                           -----------  -----------   -----------   -----------
Finance charges on time
  payment accounts         $ 9,621,302  $10,893,156   $20,010,279   $21,709,943
Other items                    732,134      352,144     1,038,776       628,443
                           -----------  -----------   -----------   -----------
                           $10,353,436  $11,245,300   $21,049,055   $22,338,386
                           ===========  ===========   ===========   ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1997


NOTE H - FINANCING ARRANGEMENTS
In 1995, the company entered into a $125,000,000 Revolving Credit Facility, which expires on November 17, 1998. The interest rate is, at the company's option, based on a base rate option, federal funds rate option or euro-rate option as defined in the agreement. The Revolving Credit Facility requires the company to meet certain covenants as outlined in the agreement. These covenants specifically relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio and complying with certain indebtedness restrictions. As of June 30, 1997, the company was in compliance with all the agreement's covenants. As of June 30, 1997 and December 31, 1996, respectively, the company had borrowed $64,100,000 and $107,000,000 under the agreement of which $50,000,000 and $80,000,000 was classified as long-term.

NOTE I - USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE J - EMPLOYEE STOCK PURCHASE PLAN
The company has an Employee Stock Purchase Plan wherein shares of treasury stock may be issued to certain employees at a price established at the discretion of the Employee Stock Purchase Plan Committee. The stock issued under the Plan was 49,600 shares on July 23, 1997 and 34,700 shares on July 22, 1996.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1997

Results of Operations
---------------------

Comparison of Second Quarter 1997 and Second Quarter 1996

Net income for the second quarter of 1997 decreased 46.4% from the second quarter of 1996. The second quarter of 1997 was impacted by reduced credit marketing promotion, increased catalog advertising, tightened credit management and deteriorating bad debt experience.

Net sales for the second quarter of 1997 were 8.2% lower than second quarter 1996 net sales. Sales declined in the 1997 quarter due to the stoppage of pre-approved credit offers to prospects and limited experience in catalog inventory management (resulted in a greater number of stock outages). Response rates, while mixed, were up overall - customer circular mailings down 7%, prospect circular mailings down 49% (pre-approved credit offers), customer catalogs up 51%, prospect catalogs up 40%, co-op and media up 7%. Gross sales revenue generated per advertising dollar decreased 7.7%. Returns as a percentage of adjusted gross sales increased to 17.0% in the second quarter 1997 from 16.2% in the second quarter 1996. Returns are higher on Blair Credit (Easy Payment
Plan) and credit card sales and these sales (combined) grew to 70% of gross mail order sales in second quarter 1997 from 66% in second quarter 1996. Also, returns are higher on womenswear sales which grew to 66% of gross sales in second quarter 1997 from 59% in second quarter 1996.

Other income decreased 7.9% in the second quarter 1997 as compared to second quarter 1996 due to an 11.7% drop in finance charges assessed on Easy Payment Plan accounts receivable. Average second quarter Easy Payment Plan accounts receivable decreased 14.9% (approximately $37.2 million).

Cost of goods sold as a percentage of net sales increased to 49.9% in second quarter 1997 from 48.4% in second quarter 1996. Increased returns and inventory writedowns were primarily responsible for the higher cost of goods sold.

Advertising expense in the second quarter of 1997 was approximately the same as in the second quarter of 1996. Increased catalog mailings were offset by reductions in paper costs, circular letter mailings and co-op and media volume.

The total number of circular mailings released in the second quarter 1997 was 26% less than in second quarter 1996 (32.3 million vs. 43.4 million). A 24% decrease in multi-product customer mailings, a 39% decrease in multi-product prospect mailings, a 1.5% decrease in single-product mailings and decreased paper costs resulted in a circular mailings cost decrease of $5,147,000 from second quarter 1996. Circular mailings have decreased primarily due to the expansion of the catalog advertising program.

Total volume of the co-op and media advertising programs decreased 27% in second quarter 1997 as compared to second quarter 1996 (277 million vs. 381 million). A 3% increase in co-op advertising, a 35% decrease in media advertising and reduced paper costs resulted in a net co-op and media cost decrease of $830,000 from second quarter 1996.

The total number of catalog mailings released in the second quarter of 1997 was



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1997

Results of Operations - Continued
---------------------

Comparison of Second Quarter 1997 and Second Quarter 1996 - Continued

111% higher than in the second quarter of 1996 (31.8 million vs. 15.1 million). The catalog has been the primary advertising format for home products for over two years. The company started test mailing menswear catalogs in July 1995 and started full mailings to prospects and customers in September 1996. The company started test mailing womenswear catalogs in January 1996 - full mailings started in the first quarter of 1997. A 111% increase in both customer and prospect catalogs and reduced paper prices resulted in a net catalog mailing cost increase of $6,050,000 over second quarter 1996. Catalog mailings in all three product lines are continually tested as to mailing frequency, page density, product mix, number of pages and size.

General and administrative expense decreased 3.9% in the second quarter of 1997 as compared to the second quarter of 1996. The lower general and administrative expense was primarily the result of a decline in wages and benefits. The average number of employees dropped 7.1% in the second quarter of 1997 as compared to the second quarter of 1996.

The provision for doubtful accounts as a percentage of credit sales was approximately 17% higher in the second quarter of 1997 as compared to the second quarter of 1996. A reduction in the provision due to lower credit sales and finance charges was more than offset by an additional provision required to cover deteriorating bad debt experience. Total credit sales decreased 29% and total finance charges decreased 12%. The estimated provision for doubtful accounts is based on current expectations, sales mix (prospect vs. customers) and prior years' experience. Due to increases in the delinquency and charge-off rates being experienced on prior years' receivables, the second quarter of 1997 included an additional provision of $1,740,000. The second quarter of 1996 included an additional provision of $1,000,000. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The company, having recently completed a study of its credit policies, is currently implementing improved policies. Revised credit granting and collection policies already implemented have resulted in turning down more bad credit risks and in shortening and strengthening the collection cycle. It is anticipated that the full impact of the improved credit policies will not be realized until late 1997.

Interest expense decreased 16% in the second quarter of 1997 as compared to the second quarter of 1996. Interest expense has resulted primarily from the company's borrowings necessary to finance customer accounts receivable.
Average borrowings outstanding have decreased to approximately $76,000,000 during the second quarter of 1997 from $90,000,000 during the second quarter of 1996. The reduction in Blair Credit sales and the increase in credit card sales are greatly responsible for lowering the level of borrowings.

Income taxes as a percentage of income before income taxes were 36.7% in the second quarter of 1997 and 38.2% in the second quarter of 1996. The federal income tax rate was 35% in both years. The difference in the total income tax rate was caused by a reduction in the company's effective state income tax rate.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1997

Results of Operations - Continued
---------------------

Comparison of Six Month Periods Ended June 30, 1997 and June 30, 1996

Net income for the first six months of 1997 decreased 57.6% as compared to the first six months of 1996. The six months of 1997 have been impacted by reduced credit marketing promotion, increased catalog advertising, tightened credit management and deteriorating bad debt experience.

Net sales for the first half of 1997 were 14.7% lower than first half 1996 net sales. Sales declined in 1997 due to the stoppage of pre-approved credit offers to prospects, an increase in the number of orders turned down and limited experience in catalog inventory management (resulted in a greater number of stock outages). Response rates were mixed - customer circular mailings down 10%, prospect circular mailings down 57% (pre-approved credit offers), customer catalogs up 33%, prospect catalogs up 6% and co-op and media up 17%. Gross sales revenue generated per advertising dollar decreased 8.9%. Returns as a percentage of adjusted gross sales increased to 16.9% from 15.9%. Returns are higher on Blair Credit (Easy Payment Plan) and credit card sales and these sales (combined) grew to 70% of gross mail order sales in 1997 from 66% in the first half of 1996. Also, returns are higher on womenswear sales which grew to 64% of gross sales in 1997 from 60% in the first six months of 1996.

Other income decreased 5.8% in the six months of 1997 as compared to the first six months of 1996 due to a 7.8% drop in finance charges assessed on Easy Payment Plan accounts receivable. Average Easy Payment Plan accounts receivable decreased 9.8% (approximately $24,000,000).

Cost of goods sold as a percentage of net sales increased to 49.8% in the first half of 1997 from 49.0% in the first half of 1996. Increased returns and inventory writedowns were primarily responsible for the higher cost of goods.

Advertising expense in the six months of 1997 decreased 5.7% from the first six months of 1996. Increased catalog mailings were more than offset by reductions in paper costs, circular letter mailings and co-op and media volume.

The total number of circular mailings released in the six months of 1997 was 25% less than in the first six months of 1996 (68.6 million vs. 91.8 million). A 21% decrease in multi-product customer mailings, a 53% decrease in multi-product prospect mailings, a 3.5% decrease in single-product mailings and decreased paper costs resulted in a circular mailings cost decrease of $11,354,000 from the first six months of 1996. Circular mailings have decreased primarily due to the expansion of the catalog advertising program.

Total volume of the co-op and media advertising programs decreased 30% in the six months of 1997 as compared to the first six months of 1996 (687 million vs. 975 million). A 36% decrease in co-op advertising, a 27% decrease in media advertising and reduced paper costs resulted in a co-op and media cost decrease of $1,739,000 from the first six months of 1996.

The total number of catalog mailings released in the first half of 1997 was nearly double the number released in the first half of 1996 (48.5 million vs.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1997

Results of Operations - Continued
---------------------

Comparison of Six Month Periods Ended June 30, 1997 and June 30, 1996 - Continued

24.3 million). A 91% increase in customer catalogs, a 111% increase in prospect catalogs and reduced paper prices resulted in a net catalog mailing cost increase of $9,436,000 over the first half of 1996.

General and administrative expense decreased 4.1% in the six months of 1997 as compared to the first six months of 1996. The lower general and administrative expense was primarily the result of a decline in wages and benefits. The average number of employees dropped 7.4% in the six months of 1997 as compared to the first six months of 1996.

The provision for doubtful accounts as a percentage of credit sales increased 13% in the six months comparison. A reduction in the provision due to lower credit sales and finance charges was more than offset by an additional provision required to cover deteriorating bad debt experience. Total credit sales decreased 32% and finance charges decreased 8%. The estimated bad debt provision for doubtful accounts is based on current expectations, sales mix (prospect vs. customer) and prior years' experience. Due to increases in the delinquency and charge off rates being experienced on prior years' receivables, the six months of 1997 included an additional provision of $2,035,000. The first six months of 1996 included an additional provision of $1,000,000.

Interest expense was approximately the same in the half years' comparison. Interest expense has resulted primarily from the company's borrowings necessary to finance customer accounts receivable. Average borrowings outstanding approximated $88,000,000 in the first six months of both 1997 and 1996.

Income taxes as a percentage of income before income taxes were 36.7% in the first half of 1997 and 38.2% in the first half of 1996. The change in the total income tax rate was caused by a reduction in the company's effective state income tax rate.

Liquidity and Sources of Capital
--------------------------------

All working capital and cash requirements were met. In November 1995, the company entered into a $125,000,000 Revolving Credit Facility which expires on November 17, 1998. The unsecured Revolving Credit Facility requires the company to meet certain covenants and as of June 30, 1997 the company was in compliance with all the covenants. Borrowings outstanding at June 30, 1997 were $64,100,000 of which $50,000,000 was classified as long-term. Borrowings outstanding at June 30, 1996 were $92,850,000 of which $80,000,000 was classified as long-term. As of August 11, 1997, the company's borrowings outstanding totaled $50,900,000.

The ratio of current assets to current liabilities was 4.62 at June 30, 1997,
4.01 at December 31, 1996 and 4.42 at June 30, 1996. Working capital decreased $28,517,521 in the first six months of 1997. The decrease was primarily reflected in decreased customer accounts receivable and inventories.
Primarily, the 1997 decrease in working capital was attributable to the reduction in long-term debt.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1997

Liquidity and Sources of Capital - Continued
--------------------------------

Merchandise inventory turnover was 2.6 at June 30, 1997, 2.9 at December 31, 1996 and 3.2 at June 30, 1996. Merchandise inventory as of June 30, 1996 decreased 18.1% from December 31, 1996 and 4.1% from June 30, 1996. Inventory levels have been impacted by the continuing effort to increase order fulfillment rates and by the transition to a larger catalog operation. Currently, the company is installing a new catalog inventory management system that is expected to come on line later in 1997. Home Products net sales as a percentage of total net sales were 13.0% ($30.9 million) in 1997 as compared to 17.3% ($48.4 million) in the first half of 1996. Menswear net sales were 24.4% ($58.2 million) and 24.8% ($69.4 million). Womenswear net sales were 62.6% ($149.3 million) and 57.9% ($161.8 million). Home Products inventory totaled $10.0 million at June 30, 1997 as compared to $18.5 million at December 31, 1996 and $16.8 million at June 30, 1996. Menswear inventory was $20.3 million at June 30, 1997, $21.6 million at December 31, 1996 and $16.6 million at June 30, 1996. Womenswear inventory was $30.8 million at June 30, 1997, $34.4 million at December 31, 1996 and $30.2 million at June 30, 1996.

The company has added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $1,071,569 during the first half of 1997 and $876,031 during the first half of 1996. Capital expenditures for the year 1997, not including expenditures required by the new marketing strategy, are projected to be similar to the total for the year 1996.

In August 1995, the company's second call center was opened in Erie, Pennsylvania. A 75% expansion of the Erie Call Center was completed in September 1996. A third call center, located in Franklin, Pennsylvania, was added in January 1997. Further expansion of the call centers is planned to be completed by September 1997. See "Future Considerations".

The company recently declared a quarterly dividend of $.15 per share payable on September 15, 1997. It is the company's intent to continue paying dividends; however, the company will evaluate its dividend practice on an on-going basis. See "Future Considerations".

The company bought back 120,300 shares of its common stock at a price of $2,267,655 in 1996. The company bought back 18,700 shares at a price of $341,726 in the first quarter of 1997 and 162,445 shares at a price of $2,562,403 in the second quarter of 1997. As of August 11, 1997, the company has bought back 22,442 shares at a price of $360,139 in the third quarter of 1997. The company will assess future buy-back opportunities on an on-going basis.

Future cash needs will be financed by cash flow from operations, the current borrowing arrangement and, if needed, other financing arrangements that may be available to the company. The company's current projection of 1997 cash requirements, however, may be affected in the future by numerous factors, including changes in customer payments on accounts receivable, consumer credit industry trends, sales volume, operating cost fluctuations and unplanned capital spending.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1997

Impact of Inflation and Changing Prices
---------------------------------------

Although inflation has moderated in our economy, the company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. During the past several years, selling prices have been raised sufficiently to offset increased merchandise costs, thereby realizing profit margins that continue to build fiscal strength. Profit margins were pressured by postal rate and paper cost increases in 1996. Paper prices were at their lowest level since 1994 in the first quarter of 1997, but increased in the second quarter of 1997, and will again increase in the third quarter of 1997. Postage rates haven't changed since 1996 but are expected to increase in early 1998.

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

June 30, 1997

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

A prime aspect of the new marketing strategy involves targeting customers in the "over 40, low-to-moderate income" market. This redefinition of our target customer from "over 50" to "over 40" has been made possible by the ability of our catalog advertising to reach younger buyers within our traditional list sources. This market, though younger in age than our existing customer file, is the fastest growing segment of the population. Success of the new marketing strategy will require investment in database management, operating systems, prospecting programs, catalog marketing, telephone call centers, and, possibly, a second distribution center. Management believes that these investments should improve Blair Corporation's position in new and existing markets and provide opportunities for future earnings growth.

Safe Harbor Statement Under the Private Securities Litigation
 Reform Act of 1995
---------------------------------------------------------------

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



PART II.  OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1997


Item 4.  Submission of Matters to a Vote of Security Holders.
         -----------------------------------------------------

    (a)  The company's Annual Meeting of Stockholders was held April 15, 1997.

    (b) At the Annual Meeting of Stockholders, all of the company's directors were elected at said meeting, as follows:

         David A. Blair        Gerald A. Huber        Kent R. Sivillo
         Robert W. Blair       Craig N. Johnson       Blair T. Smoulder
         Steven M. Blair       Murray K. McComas      John E. Zawacki
         Robert D. Crowley     Thomas P. McKeever
         John O. Hanna         Michael J. Samargya

         Since all of the directors of the company were elected at the Annual Meeting of Stockholders, there are no directors whose term of office as a director continued after the meeting.

    (c) The following other matter was voted upon at the meeting, and the following number of affirmative votes and negative votes were cast with respect to such matter:
           The reappointment by the company's Board of Directors of the firm of Ernst & Young L.L.P. as independent certified public accountants to examine the financial statements and perform the annual audit of the company for the year ending December 31, 1997 was ratified. This ratification received 8,504,885 affirmative votes and 34,845 negative votes.

Item 5.  Other Information
         ------------------

       The company filed a Registration Statement on Form S-8 on July 17, 1997 registering 49,600 shares of the company's Common Stock which was offered for purchase on July 23, 1997 to selected employees of the company under and in accordance with the company's Employee Stock Purchase Plan.


Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

   (a)   Exhibits
         -----------
         None

   (b)   Reports on Form 8-K
         --------------------
         No reports on Form 8-K were filed during the quarter ended
         June 30, 1997.




                                SIGNATURE
                                ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             BLAIR CORPORATION
                                       ----------------------------
                                               (Registrant)






Date   August 12, 1997             By         Kent R. Sivillo
       ------------------             --------------------------------
                                              Kent R. Sivillo
                                       Vice President and Treasurer
                                      (Principal Financial Officer)