Form 10-Q
period 1997-09-30
BLAIR CORP
filed 1997-11-12
CIK 71525

United States
                  Securities and Exchange Commission
                        Washington, D.C. 20549

                              FORM 10-Q
                              ---------

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended September 30, 1997  Commission File Number  1-878
                     ------------------                        ------------




                           BLAIR CORPORATION
----------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)




             DELAWARE                               25-0691670
----------------------------------------------------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)




  220 HICKORY STREET, WARREN, PENNSYLVANIA          16366-0001
----------------------------------------------------------------------------
 (Address of principal executive offices)          (Zip Code)




                           (814) 723-3600
----------------------------------------------------------------------------
          (Registrant's telephone number, including area code)




                           Not applicable
----------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   -----  -----

As of November 10, 1997 the registrant had outstanding 9,033,980 shares of its common stock without nominal or par value.



PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1997



CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARY
                                                 September 30   December 31
                                                     1997           1996
                                                 ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                      $  6,330,021   $  4,115,533
    Customer accounts receivable,less
    allowances for doubtful accounts and
    returns of $36,819,548 in 1997 and
    $44,464,572 in 1996                           155,170,937    193,772,056
  Inventories - Note F
    Merchandise                                    70,716,057     74,537,691
    Advertising and shipping supplies              23,098,660     13,310,907
                                                 ------------   ------------
                                                   93,814,717     87,848,598
  Deferred income taxes                            12,706,000     17,022,000
  Prepaid federal and state taxes                   3,480,801     10,142,009
  Prepaid expenses                                    626,446        655,915
                                                 ------------   ------------
Total current assets                              272,128,922    313,556,111

Property, plant and equipment:
  Land                                              1,130,454      1,130,454
  Buildings                                        63,120,926     62,788,129
  Equipment                                        38,416,181     36,540,127
                                                 ------------   ------------
                                                  102,667,561    100,458,710
  Less allowances for depreciation                 50,062,522     46,251,580
                                                 ------------   ------------
                                                   52,605,039     54,207,130
Trademarks                                            939,684        993,867
                                                 ------------   ------------
                                  TOTAL ASSETS   $325,673,645   $368,757,108
                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                  $ 15,950,000   $ 27,000,000
  Trade accounts payable                           51,568,343     40,497,362
  Advance payments from customers                   2,460,959      1,145,382
  Accrued expenses - Note D                         9,891,707      9,536,481
                                                 ------------   ------------
Total current liabilities                          79,871,009     78,179,225

Deferred income taxes                               1,728,000      1,979,000

Long-term debt                                     35,000,000     80,000,000

Stockholders' equity:
  Common Stock without par value:
    Authorized 12,000,000 shares; issued
    10,075,440 shares (including shares
    held in treasury) - stated value                  419,810        419,810
  Additional paid-in capital                       13,230,251     12,928,260
  Retained earnings                               219,807,719    216,068,537
                                                 ------------   ------------
                                                  233,457,780    229,416,607
  Less 1,028,275 shares in 1997 and 840,908
     shares in 1996 of Common Stock in
     treasury - at cost                            22,414,473     19,013,814
  Less receivable from Employee Stock
     Purchase Plan                                  1,968,671      1,803,910
                                                 ------------   ------------
                                                  209,074,636    208,598,883
                                                 ------------   ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $325,673,645   $368,757,108
                                                 ============   ============

See accompanying notes.


CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARY


                                                    Three Months Ended               Nine Months Ended
                                                       September 30                     September 30
                                                    1997          1996              1997           1996
                                                ------------  ------------      ------------   ------------

Net sales                                       $102,809,800  $112,095,417      $341,237,544   $391,753,104
Other income - Note G                              9,036,032    11,323,596        30,085,087     33,661,982
                                                ------------   ------------      ------------  ------------
                                                 111,845,832   123,419,013       371,322,631    425,415,086

Costs and expenses:
  Cost of goods sold                              52,629,516    55,223,666       171,385,242    192,356,038
  Advertising                                     22,628,018    29,512,152        88,243,489     99,081,478
  General and administrative                      24,678,613    26,563,760        73,978,148     77,959,005
  Provision for doubtful accounts                  7,572,550     8,414,274        21,978,459     28,390,677
  Interest                                           791,478     1,369,523         3,370,582      3,961,576
                                                ------------  ------------      ------------   ------------
                                                 108,300,175   121,083,375       358,955,920    401,748,774
                                                ------------  ------------      ------------   ------------
                    INCOME BEFORE INCOME TAXES     3,545,657     2,335,638        12,366,711     23,666,312

Income taxes - Note E                              1,290,000       855,000         4,526,000      9,002,000
                                                ------------  ------------      ------------   ------------
                                    NET INCOME  $  2,255,657  $  1,480,638      $  7,840,711   $ 14,664,312
                                                ============  ============      ============   ============

Net income per share based on average
  shares outstanding - Note C                          $ .25         $ .16             $ .86          $1.57
                                                       =====         =====             =====          =====

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARY
                                                     Three Months Ended               Nine Months Ended
                                                        September 30                    September 30
                                                     1997           1996             1997          1996
                                                 ------------   ------------     ------------  ------------

Common Stock                                     $    419,810   $    419,810     $    419,810  $    419,810

Additional paid-in capital:
  Balance at beginning of period                   12,919,478     12,303,101       12,928,260    12,372,697
  Issuance (net of forfeitures) of
    Common Stock under Employee Stock
    Purchase Plan                                     310,773        625,159          288,303       555,563
  Issuance of Common Stock to
    non-employee directors                                -0-            -0-           13,688           -0-
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                         13,230,251     12,928,260       13,230,251    12,928,260

Retained earnings:
  Balance at beginning of period                  218,910,178    219,178,505      216,068,537   211,588,111
  Net income                                        2,255,657      1,480,638        7,840,711    14,664,312
  Cash dividends declared - Note B                 (1,358,116)    (2,338,708)      (4,101,529)   (7,931,988)
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                        219,807,719    218,320,435      219,807,719   218,320,435

Treasury Stock:
  Balance at beginning of period                  (21,913,986)   (16,940,787)     (19,013,814)  (16,927,008)
  Purchase of treasury stock                         (900,613)           -0-       (3,804,742)          -0-
  Issuance (net of forfeitures) of
    Common Stock under Employee Stock
    Purchase Plan                                     400,126        194,628          395,646       180,849
  Issuance of Common Stock to
    non-employee directors                                -0-            -0-            8,437           -0-
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                        (22,414,473)   (16,746,159)     (22,414,473)  (16,746,159)

Receivable from Employee Stock Purchase Plan:
  Balance at beginning of period                   (1,676,959)    (1,726,270)      (1,803,910)   (1,887,595)
  Issuance (net of forfeitures) of
    Common Stock under Employee Stock
    Purchase Plan                                    (368,100)      (260,250)        (362,765)     (243,400)
  Repayments                                           76,388         38,010          198,004       182,485
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                         (1,968,671)    (1,948,510)      (1,968,671)   (1,948,510)
                                                 ------------   ------------     ------------  ------------
                  TOTAL STOCKHOLDERS' EQUITY     $209,074,636   $212,973,836     $209,074,636  $212,973,836
                                                 ============   ============     ============  ============

See accompanying notes.


CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARY
                                                        Nine Months Ended
                                                           September 30
                                                       1997            1996
                                                   ------------    ------------
OPERATING ACTIVITIES
  Net income                                       $  7,840,711    $ 14,664,312
  Adjustments to reconcile net income
    to net cash used in
    operating activities:
      Depreciation and amortization                   4,010,407       4,030,987
      Provision for doubtful accounts                21,978,459      28,390,677
      Provision for deferred income taxes             4,065,000      (1,992,000)
      Changes in operating assets and
        liabilities providing (using) cash:
          Customer accounts receivable               16,622,660     (34,435,376)
          Inventories                                (5,966,119)    (19,701,172)
          Prepaid expenses                               29,469        (276,746)
          Trade accounts payable                     11,070,981       5,311,907
          Advance payments from customers             1,315,577         (34,500)
          Accrued expenses                              355,226         300,145
          Federal and state taxes                     6,661,208      (6,006,000)
                                                   ------------    ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                               67,983,579      (9,747,766)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment         (2,354,133)     (1,924,325)
                                                   ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                (2,354,133)     (1,924,325)

FINANCING ACTIVITIES
  Net (repayments) proceeds from
    lines of credit                                 (56,050,000)     19,900,000
  Dividends paid                                     (4,101,529)     (7,931,988)
  Purchase of Common Stock for treasury              (3,804,742)            -0-
  Issuance (net of forfeitures) of
    Common Stock under Employee Stock
    Purchase Plan                                       683,949         736,412
  Increase in notes receivable from
    Employee Stock Purchase Plan                       (164,761)        (60,915)
  Issuance of Common Stock to
    non-employee directors                               22,125             -0-
                                                   ------------    ------------
NET CASH (USED IN) PROVIDED
  BY FINANCING ACTIVITIES                           (63,414,958)     12,643,509
                                                   ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS             2,214,488         971,418

Cash and cash equivalents at beginning of year        4,115,533       3,667,363
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  6,330,021    $  4,638,781
                                                   ============    ============

See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1997

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1996.

The consolidated financial statements include the accounts of Blair Corporation and its wholly-owned subsidiary, Blair Holdings, Inc. All significant intercompany accounts are eliminated upon consolidation.

NOTE B - DIVIDENDS DECLARED
 2-07-96   $.35 per share            2-06-97   $ .15 per share
 5-10-96    .25                      5-12-97     .15
 7-16-96    .25                      7-15-97     .15
10-16-96    .25                     10-21-97     .15

NOTE C - NET INCOME PER COMMON SHARE
                               Three Months Ended           Nine Months Ended
                                  September 30                September 30
                               1997         1996           1997         1996
                            -----------  -----------    -----------  -----------
Net income                  $ 2,255,657  $ 1,480,638    $ 7,840,711  $14,664,312
Average shares outstanding    9,063,214    9,346,157      9,142,530    9,331,642
Net income per common share       $ .25        $. 16          $ .86        $1.57

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                         September 30  December 31
                                            1997          1996
                                         -----------   -----------
Employee compensation                    $ 7,006,892   $ 6,089,723
Contribution to profit sharing
  and retirement plan                        835,351     1,568,137
Taxes, other than taxes on income            161,593       322,053
Other accrued items                        1,887,871     1,556,568
                                         -----------   -----------
                                         $ 9,891,707   $ 9,536,481
                                         ===========   ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1997

NOTE E - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense (credit) are as follows:
                            Three Months Ended          Nine Months Ended
                               September 30               September 30
                            1997          1996         1997         1996
                         -----------   -----------  -----------  -----------
Currently payable:
  Federal                $(1,534,000)  $(1,071,000) $   897,000  $ 9,891,000
  State                     (460,000)     (373,000)    (436,000)   1,103,000
                         -----------   -----------  -----------  -----------
                          (1,994,000)   (1,444,000)     461,000   10,994,000
Deferred                   3,284,000     2,299,000    4,065,000   (1,992,000)
                         -----------   -----------  -----------  -----------
                         $ 1,290,000   $   855,000  $ 4,526,000  $ 9,002,000
                         ===========   ===========  ===========  ===========

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                             Three Months Ended         Nine Months Ended
                                September 30               September 30
                             1997         1996         1997          1996
                          -----------  -----------  -----------   -----------
Statutory rate applied to
  pre-tax income          $ 1,240,980  $   817,473  $ 4,328,349   $ 8,283,209
State income taxes, net
  of federal tax benefit       19,500      (22,750)     111,150       527,150
Other items                    29,520       60,277       86,501       191,641
                          -----------  -----------  -----------   -----------
                          $ 1,290,000  $   855,000  $ 4,526,000   $ 9,002,000
                          ===========  ===========  ===========   ===========

Components of the provision for deferred income tax expense (credit) are as follows:
                             Three Months Ended         Nine Months Ended
                                September 30               September 30
                             1997         1996         1997          1996
                          -----------  -----------  -----------   -----------
Provision for estimated
  returns                 $    74,000  $   435,000  $   (83,000)  $  (316,000)
Provision for doubtful
  accounts                    604,000     (507,000)   2,397,000    (3,320,000)
Advertising costs           4,960,000    2,807,000    4,164,000     2,213,000
Customer accounts
  receivable               (2,246,000)         -0-   (2,246,000)          -0-
Other items - net            (108,000)    (436,000)    (167,000)     (569,000)
                          -----------  -----------  -----------   -----------
                          $ 3,284,000  $ 2,299,000  $ 4,065,000   $(1,992,000)
                          ===========  ===========  ===========   ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1997

NOTE E - INCOME TAXES - Continued
Components of the deferred tax asset and liability under the liability method as of September 30, 1997 and December 31, 1996 are as follows:
                                          September 30  December 31
                                             1997          1996
                                          -----------   -----------
Current net deferred tax asset:
  Doubtful accounts                       $12,044,000   $14,441,000
  Customer accounts receivable              2,246,000           -0-
  Returns allowance                         1,936,000     1,853,000
  Inventory obsolescence                    1,937,000     1,937,000
  Vacation pay                              1,327,000       876,000
  Inventory costs                             945,000     1,257,000
  Advertising costs                        (8,314,000)   (4,150,000)
  Other items                                 585,000       808,000
                                          -----------   -----------
                                          $12,706,000   $17,022,000
                                          ===========   ===========

Long-term deferred tax liability:
  Property, plant and equipment           $ 1,728,000   $ 1,979,000
                                          ===========   ===========

NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $9,058,000 at September 30, 1997 and $8,833,000 at December 31, 1996, respectively.

NOTE G - OTHER INCOME
Other income consists of:
                              Three Months Ended          Nine Months Ended
                                 September 30               September 30
                              1997         1996          1997          1996
                           -----------  -----------   -----------   -----------
Finance charges on time
  payment accounts         $ 8,401,016  $11,017,766   $28,411,295   $32,727,709
Other items                    635,016      305,830     1,673,792       934,273
                           -----------  -----------   -----------   -----------
                           $ 9,036,032  $11,323,596   $30,085,087   $33,661,982
                           ===========  ===========   ===========   ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1997

NOTE H - FINANCING ARRANGEMENTS
In 1995, the company entered into a $125,000,000 Revolving Credit Facility, which expires on November 17, 1998. The interest rate is, at the company's option, based on a base rate option, federal funds rate option or euro-rate option as defined in the agreement. The Revolving Credit Facility requires the company to meet certain covenants as outlined in the agreement. These covenants specifically relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio and complying with certain indebtedness restrictions. As of September 30, 1997, the company was in compliance with all the agreement's covenants. As of September 30, 1997 and December 31, 1996, respectively, the company had borrowed $50,950,000 and $107,000,000 under the agreement of which $35,000,000 and $80,000,000 was classified as long-term.

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1997

Results of Operations
---------------------


Comparison of Third Quarter 1997 and Third Quarter 1996

Net income for the third quarter of 1997 increased 52.3% from the third quarter of 1996. In comparison, the third quarter of 1997 was favorably impacted by increased response to our catalog and circular letter mailings and by reductions in advertising expense, professional service fees, wages and benefits, interest expense and the provision for doubtful accounts.

Net sales for the third quarter of 1997 were 8.3% lower than third quarter 1996 net sales. Sales declined in the 1997 quarter due to a smaller prospect advertising program, tightened credit management, elimination of high-dollar, high credit risk items in the Home Products line and limited experience in catalog inventory management (higher cancellations). Response rates were up overall - customer circular mailings up 30%, prospect circular mailings down 27%, customer catalogs up 47%, prospect catalogs up 117%, co-op and media down 2%. Gross sales revenue generated per advertising dollar increased 18.6%. Returns as a percentage of adjusted gross sales increased to 15.9% in the third quarter of 1997 from 15.4% in the third quarter 1996. Returns are higher on Blair Credit (Easy Payment Plan) and credit card sales and these sales grew to 71% of gross mail order sales in third quarter 1997 from 67% in second quarter 1996. Returns are also higher on Womenswear sales which grew to 69% of gross sales in third quarter 1997 from 63% in third quarter 1996.

Other income decreased 20.2% in the third quarter 1997 as compared to third quarter 1996 due to a 23.8% drop in finance charges assessed on Easy Payment Plan accounts receivable. Average third quarter Easy Payment Plan accounts receivable decreased 20.2%, approximately $50,000,000.

Cost of goods sold as a percentage of net sales increased to 51.2% in third quarter 1997 from 49.3% in third quarter 1996. Increased returns and inventory writedowns were primarily responsible for the higher cost of goods sold.

Advertising expense in the third quarter of 1997 decreased 23.3% from the third quarter of 1996. Increased catalog mailings and co-op and media volume were more than offset by reductions in circular letter mailings and paper costs.

The total number of circular mailings released in the third quarter 1997 was 51% less than in the third quarter 1996 (20.5 million vs. 42.3 million). A 45% decrease in multi-product customer mailings, an 86% decrease in multi-product prospect mailings, a 28% decrease in single-product mailings and decreased paper costs resulted in a circular mailings cost decrease of $9,889,000 from third quarter 1996. Circular mailings have decreased primarily due to the expansion of the catalog advertising program.

Total volume of the co-op and media advertising programs increased 23% in third quarter 1997 as compared to third quarter 1996 (278 million vs. 225 million). A 53% increase in co-op advertising, a 14% increase in media advertising and reduced paper costs resulted in a net co-op and media cost increase of $180,000 from third quarter 1996.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1997

Results of Operations - Continued
---------------------


Comparison of Third Quarter 1997 and Third Quarter 1996 - Continued

The total number of catalog mailings released in the third quarter of 1997 was 73% higher than in the third quarter of 1996 (18.9 million vs.
10.9 million). The catalog has been the primary advertising format for Home Products for over two years. The company started test mailing Menswear catalogs in July 1995 and started full mailings to prospects and customers in September 1996. The company started test mailing Womenswear catalogs in January 1996, full mailings started in the first quarter of 1997. A 119% increase in customer catalogs, a 28% decrease in prospect catalogs and reduced paper costs resulted in a net catalog mailing cost increase of $2,713,000 over third quarter 1996. Catalog mailings in all three product lines are continually tested as to mailing frequency, page density, product mix, number of pages and size.

General and administrative expense decreased 7.1% in the third quarter of 1997 as compared to the third quarter of 1996. The lower general and administrative expense was primarily the result of declines in professional service fees and in wages and benefits. The company's ongoing study of it's existing marketing programs, in support of the strategic plan to target the "over 40" low-to-moderate income market, is coming to a close and thus professional service fees are declining. Wages and benefits were down due to a 4.4% drop in the average number of employees in the third quarter of 1997 as compared to the third quarter of 1996.

The provision for doubtful accounts as a percentage of credit sales was approximately 19% highter in the third quarter of 1997 as compared to the third quarter of 1996. A reduction in the provision due to lower credit sales and finance charges was more than offset by an additional provision required to cover deteriorating bad debt experience. Credit sales and finance charges both decreased 24%. The estimated provision for doubtful accounts is based on current expectations, sales mix (prospect vs. customer) and prior years' experience. Due to increases in the delinquency and charge-off rates being experienced on prior years' receivables, the third quarter of 1997 included an additional provision of $2,458,000. The third quarter of 1996 included an additional provision of $710,000. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The company, having recently completed a study of its credit policies, is implementing improved policies. Revised credit granting and collection policies already implemented have resulted in turning down more bad credit risks and in shortening and strengthening the collection cycle. After some delay, credit granting models addressing prospects (first-time buyers) were implemented in mid-September and early-October 1997. The full impact of the credit policies is not likely to be realized until 1998.

Interest expense decreased 42% in the third quarter of 1997 as compared to the third quarter of 1996. Interest expense has resulted primarily from the company's borrowings necessary to finance customer accounts receivable. Average borrowings outstanding have decreased to approximately $54,000,000



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1997

Results of Operations - Continued
---------------------


Comparison of Third Quarter 1997 and Third Quarter 1996 - Continued

during the third quarter of 1997 from $95,000,000 during the third quarter of 1996. The reduction in Blair Credit sales, the increase in credit card sales and improving credit policies are greatly responsible for lowering the levels of customer accounts receivable and borrowings.

Income taxes as a percentage of income before income taxes were 36.4% in the third quarter of 1997 and 36.6% in the third quarter of 1996. The federal income tax rate was 35% in both years. The difference in the total income tax rate was caused by a reduction in the company's effective state income tax rate.


Comparison of Nine Month Periods Ended September 30, 1997 and September
30, 1996

Net income for the first nine months of 1997 decreased 46.5% as compared to the first nine months of 1996. The nine months of 1997 have been impacted by reduced credit marketing promotion, increased catalog advertising, tightened credit management and deteriorating bad debt experience.

Nine month 1997 net sales were 12.9% lower than nine month 1996 net sales. Sales declined in 1997 due to the stoppage of pre-approved credit offers to prospects, tightened credit management, elimination of high-dollar, high credit risk items in the Home Products line and limited experience in catalog inventory management (higher cancellations). Response rates were mixed - customer circular mailings the same, prospect circular mailings down 48% (pre-approved credit offers), customer catalogs up 37%, prospect catalogs up 19%, co-op and media up 13%. Gross sales revenue generated per advertising dollar decreased 2%. Returns as a percentage of adjusted gross sales increased to 16.6% from 15.7%. Returns are higher on Blair Credit (Easy Payment
Plan) and credit card sales and these sales grew to 71% of gross mail order sales in 1997 from 67% in the first nine months of 1996. Returns are also higher on Womenswear sales which grew to 66% of gross mail order sales in 1997 from 61% in the first nine months of 1996.

Other income decreased 10.6% in the nine months of 1997 as compared to the first nine months of 1996 due to a 13.2% drop in finance charges assessed on Easy Payment Plan accounts receivable. Average Easy Payment Plan accounts receivable decreased 13.2%, approximately $32,000,000.

Cost of goods sold as a percentage of net sales increased to 50.2% in the nine months of 1997 from 49.1% in the first nine months of 1996. Increased returns and inventory writedowns were primarily responsible for the higher cost of goods.

Advertising expense in the nine months of 1997 decreased 10.9% from the first nine months of 1996. Increased catalog mailings were more than offset by reductions in circular letter mailings, co-op and media volume and paper costs.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1997

Results of Operations - Continued
---------------------


Comparison of Nine Month Periods Ended September 30, 1997 and September 30, 1996 - Continued


The total number of circular mailings released in the nine months of 1997 was 34% less than in the first nine months of 1996 (89.2 million vs. 134.1 million). A 28% decrease in multi-product customer mailings, a 64% decrease in multi-product prospect mailings, a 10% decrease in single-product mailings and decreased paper costs resulted in a circular mailings cost decrease of $21,253,000 from the first nine months of 1996. Circular mailings have decreased primarily due to the expansion of the catalog advertising program.

Total volume of the co-op and media advertising programs decreased 20% in the nine months of 1997 as compared to the first nine months of 1996 (964 million vs. 1,201 million). 20% decreases in co-op advertising and media advertising and reduced paper costs resulted in a co-op and media cost decrease of $1,559,000 from the first nine months of 1996.

The total number of catalog mailings released in the nine months of 1997 was 91% higher than the total number released in the first nine months of 1996 (67.4 million vs. 35.2 million). A 101% increase in customer catalogs, a 78% increase in prospect catalogs and reduced paper prices resulted in a net catalog mailing cost increase of $12,149,000 over the first nine months of 1996.

General and administrative expense decreased 5.1% in the nine months of 1997 as compared to the first nine months of 1996. The lower general and administrative expense was primarily the result of declines in professional service fees and in wages and benefits. The company's use of outside consultants has declined resulting in a 66% reduction in professional service fees. The average number of employees declined 6.1% in the nine months of 1997 as compared to the nine months of 1996 resulting in a 6.2% drop in wages and benefits in 1997.

The provision for doubtful accounts as a percentage of credit sales increased approximately 10% in the nine month comparison. A reduction in the provision due to lower credit sales and finance charges was more than offset by an additional provision required to cover deteriorating bad debt experience. Credit sales decreased 30% and finance charges decreased 13%. The estimated bad debt provision is based on current expectations, sales mix (prospect vs. customer) and prior years' experience. Due to increases in the delinquency and charge-off rates being experienced on prior years' receivables, the nine months of 1997 included an additional provision of $2,978,000. The first nine months of 1996 included an additional provision of $1,103,000. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1997

Results of Operations - Continued
---------------------


Comparison of Nine Month Periods Ended September 30, 1997 and September 30, 1996 - Continued

Interest expense decreased 15% in the nine months of 1997 as compared to the first nine months of 1996. Interest expense has resulted primarily from the company's borrowings necessary to finance customer accounts receivable.

Average borrowings outstanding have decreased to approximately
$76,000,000 during the nine months of 1997 from $91,500,000 during the first nine months of 1996.

Income taxes as a percentage of income before income taxes were 36.6% in the nine months of 1997 and 38.0% in the first nine months of 1996. The change in the total income tax rate was caused by a reduction in the company's effective state income tax rate.


Liquidity and Sources of Capital
--------------------------------


All working capital and cash requirements were met. In November 1995, the company entered into a $125,000,000 Revolving Credit Facility which expires on November 17, 1998. The unsecured Revolving Credit Facility requires the company to meet certain covenants and as of September 30, 1997 the company was in compliance with all the covenants. Borrowings outstanding at September 30, 1997 were $50,950,000 of which $35,000,000 was classified as long-term. Borrowings outstanding at September 30, 1996 were $104,200,000 of which $80,000,000 was classified as long-term. As of November 7, 1997, the company's borrowings outstanding totaled $37,950,000.

The ratio of current assets to current liabilities was 3.41 at September 30, 1997, 4.01 at December 31, 1996 and 3.65 at September 30, 1996.
Working capital decreased $43,118,973 in the nine months of 1997. The decrease was primarily reflected in decreased customer accounts receivable, deferred income taxes and prepaid federal and state taxes. The 1997 decrease in working capital was attributable to the reduction in long-term debt.

Merchandise inventory turnover was 2.6 at September 30, 1997, 2.9 at December 31, 1996 and 3.0 at September 30, 1996. Merchandise inventory as of September 30, 1997 decreased 5.1% from December 31, 1996 and 12.0% from September 30, 1996. Inventory levels have been impacted by the continuing effort to increase order fulfillment rates, by transition to a larger catalog operation and by the elimination of high dollar, high credit risk products in the Home Products product line. The company is currently installing a new catalog inventory management system that is expected to come on line late in 1997. Home Products net sales as a percentage of total net sales were 13.1% ($44.8 million) in 1997 as compared to 17.3% ($67.7 million) in the first nine months of 1996. Menswear net sales were 23.1% ($78.9 million) and 23.8% ($93.2 million). Womenswear net sales were 63.8% ($217.5 million) and 58.9%



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1997


Liquidity and Sources of Capital - Continued
--------------------------------

($230.9 million). Home Products inventory totaled $9.2 million at September 30, 1997 as compared to $18.5 million at December 31, 1996 and $20.4 million at September 30, 1996. Menswear inventory was $22.5 million at September 30, 1997, $21.6 million at December 31, 1996 and $22.7 million at September 30, 1996. Womenswear inventory was $39.0 million at September 30, 1997, $34.4 million at December 31, 1996 and $37.2 million at September 30, 1996.

The company has added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $2,354,133 during the first nine months of 1997 and $1,924,325 during the first nine months of 1996. Capital expenditures for the year 1997 are projected to be similar to the total for the year 1996. Capital expenditures for 1998 are expected to be significantly higher due to expenditures required by the new marketing strategy.

In August 1995, the company's second call center was opened in Erie, Pennsylvania. A 75% expansion of the Erie Call Center was completed in September 1996. A third call center, located in Franklin, Pennsylvania, was added in January 1997. Further expansion and refinement of all three call centers - Warren, Erie and Franklin - was completed by September 1997. See "Future Considerations".

The company recently declared a quarterly dividend of $.15 per share payable on December 15, 1997. It is the company's intent to continue paying dividends; however, the company will evaluate its dividend practice on an on-going basis. See "Future Considerations".

The company bought back 120,300 shares of its common stock at a price of $2,267,655 in 1996. The company bought back 237,417 shares at a price of $3,804,742 during the first nine months of 1997. The company is currently buying back stock and will assess future buy-back opportunities on an on-going basis.

Future cash needs will be financed by cash flow from operations, the current borrowing arrangement and, if needed, other refinancing arrangements that may be available to the company. The company's current projection of 1997 cash requirements, however, may be affected in the future by numerous factors, including changes in customer payments on accounts receivable, consumer credit industry trends, sales volume, operating cost fluctuations and unplanned capital spending.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1997

Impact of Inflation and Changing Prices
---------------------------------------

Although inflation has moderated in our economy, the company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time.
During the past several years, selling prices have been raised sufficiently to offset increased merchandise costs, thereby realizing profit margins that continue to build fiscal strength. Profit margins were pressured by postal rate and paper cost increases in 1996.
Paper prices were at their lowest level since 1994 in the first quarter of 1997, but increased in the second and third quarters of 1997, and have again increased in the fourth quarter of 1997. Postage rates haven't changed since 1996 but are expected to increase in 1998.

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

September 30, 1997


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

Safe Harbor Statement Under the Private Securities Litigation
  Reform Act of 1995
--------------------------------------------------------------
Forward-looking statements in this report, including without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the company, (ii) the company's plans and results of operations will be affected by the company's ability to manage its growth, accounts receivable and inventory; and (iii) other risks and uncertainties indicated from time to time in the company's filings with the Securities and Exchange Commission.



PART II.  OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1997


Item 5.  Other Information
         -----------------

         The company filed a Registration Statement on Form S-8 on July
         17, 1997 registering 49,600 shares of the company's Common Stock which was offered for purchase on July 23, 1997 to selected employees ofthe company under and in accordance with the company's Employee Stock Purchase Plan.

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

   (a)   Exhibits
         None

   (b)   Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the quarter ended September 30, 1997.



                                SIGNATURE
                                ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            BLAIR CORPORATION
                                      ---------------------------
                                             (Registrant)





Date   November 10, 1997                   By       Kent R. Sivillo
---------------------------------             --------------------------
                                                    Kent R. Sivillo
                                             Vice President and Treasurer
                                            (Principal Financial Officer)