Form 10-K405
period 1997-12-31
BLAIR CORP
filed 1998-03-20
CIK 71525

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997        Commission file number 1-878


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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 1998 was $150,961,002. There were 8,987,343 shares of common stock outstanding as of February 27, 1998, which amount represents the figure reported as outstanding by the Company's transfer agent as of the record date (9,007,366 shares) reduced by 20,023 shares repurchased by the Company prior to the record date but not reflected on the books of the transfer agent.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Annual Report to Stockholders for the fiscal year ended December 31, 1997 (the "Annual Report") is incorporated by reference into Part II and Part IV of this Form 10-K. Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

================================================================================

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

     (C) DESCRIPTION OF BUSINESS.

     The Company markets a wide range of merchandise, manufactured by a number of independent suppliers, both domestic and foreign. Most of these suppliers have been associated with the Company for many years and manufacture products based upon the Company's specifications. Suppliers are selected in accordance with their ability to produce high quality products in a cost-effective manner.

     Historically, the Company has marketed its products by mailing letters and color folders depicting the current styles of womenswear (such as coordinates, dresses, tops, pants, skirts, lingerie, sportswear, suits, jackets, outerwear and shoes); menswear (such as suits, shirts, outerwear, active wear, slacks, shoes, and accessories); and home products (such as bedspread ensembles, draperies, furniture covers, area rugs, bath accessories, kitchenware, tools, exercise and personal care items) directly to existing and prospective customers. Sales of the menswear and womenswear products accounted for approximately 87% of the Company's total sales in 1997, and sales of home products accounted for the remaining 13% (approximately). Media and co-op prospect advertising programs continue to be used as components of the Company's customer acquisition strategy. In 1993, the Company tested a catalog format to market its home products and other non-apparel merchandise, which was well-received by its existing customer base. In 1995, the Company tested a catalog format to market its menswear and in early 1996, the Company tested a catalog format to market its womenswear. The success of the pilot catalog mailing programs prompted the Company to continually expand its catalog distribution since 1993, and the Company anticipates that catalog mailings will outnumber letter mailings in 1998.

     Orders for merchandise are processed at the Company's corporate offices in Warren, Pennsylvania. Letter mailings originate from the Company's Mailing Center, and orders are filled and mailed from the Company's Distribution Center, both in nearby Irvine, Pennsylvania. Catalog mailings are mailed from commercial printers engaged by the Company. The Company serves customers throughout the fifty states.

     The Company's outlet stores enable it to more efficiently promote and liquidate discontinued, overstocked and returned merchandise. The Delaware retail store is the only Company retail facility located outside of its home state of Pennsylvania.

     The Company considers its merchandise to be low/medium-priced and competes for sales with other direct mail businesses, retail department stores, specialty shops and discount store chains. The Company competes based on its sales expertise, customer service, pricing, customer credit privileges and diverse product mix.

     During 1997, the Company continued its efforts to broaden its customer information systems. The marketing and credit departments are continually updated in order to enhance the Company's ability to market to both customers and prospects.

     (D) FOREIGN OPERATIONS AND EXPORT SALES.

     The Company does not derive any revenue from sales of merchandise outside of the United States.

ITEM 2. PROPERTIES

     The Company owns the following properties:

     1. Blair Headquarters (220 Hickory Street, Warren, Pennsylvania) -- a 284,000 square foot multi-story brick facility containing the Company's corporate offices and Accounting, Advertising, Information Services, Human Resources, Merchandise, Order Handling and Planning departments.

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

     4. Blair Warehouse Outlet (Route 62, Starbrick, Pennsylvania) -- a 53,250 square foot metal warehouse outlet facility.

     5. Blair Warehouse Outlet (Millcreek Mall, Erie, Pennsylvania) -- a 38,660 square foot block and brick warehouse outlet facility.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to page 14 of the Company's 1997 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to page 14 of the Company's 1997 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to pages 15 through 18 of the Company's 1997 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to pages 7 through 14 of the Company's 1997 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information regarding directors and executive officers of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information appearing under the caption "Executive Compensation" in the 1998 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information setting forth the security ownership of certain beneficial owners and management appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 1998 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES.

     (1) Financial Statements. The Company's consolidated financial statements to be included in Part II, Item 8 are incorporated herein by reference to the Company's 1997 Annual Report to Stockholders, a copy of which accompanies this report on Form 10-K.

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

     (3) List of Exhibits.

          3 (i)  Certificate of Incorporation of the Company

          3 (ii) Bylaws of the Company

          *10    Stock Accumulation and Deferred Compensation Plan for
                 Directors

          *11 Computation of Earnings per Share (incorporated by reference to page 7 of the 1997 Annual Report to Stockholders)

          *13    1997 Annual Report to Stockholders

           21    Subsidiaries of Registrant

          *23    Consents of Experts and Counsel

          *27    Financial Data Schedule

     (B) REPORTS ON FORM 8-K.

     The registrant has filed no Forms 8-K during the quarter ended December 31, 1997.

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


                                        BLAIR CORPORATION
                                        (Registrant)



Date:  March 20, 1998                By: /s/ KENT R. SIVILLO
                                         -----------------------------------
                                             Kent R. Sivillo
                                         Vice President and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  March 20, 1998                By:     /s/ MURRAY K. MCCOMAS
                                         -----------------------------------
                                                 Murray K. McComas
                                               President and Director
                                           (Principal Executive Officer)


Date:  March 20, 1998                By:     /s/ BLAIR T. SMOULDER
                                         -----------------------------------
                                                 Blair T. Smoulder
                                             Executive Vice President
                                                  and Director


Date:  March 20, 1998                By:     /s/ MICHAEL J. SAMARGYA
                                         -----------------------------------
                                                 Michael J. Samargya
                                            Vice President, Information
                                               Services, and Director


Date:  March 20, 1998                By:     /s/ STEVEN M. BLAIR
                                         -----------------------------------
                                                 Steven M. Blair
                                              Vice President, Order
                                              Handling, and Director


Date:  March 20, 1998                By:     /s/ JOHN E. ZAWACKI
                                         -----------------------------------
                                                 John E. Zawacki
                                           Vice President, Womenswear,
                                                  and Director


Date:  March 20, 1998                By:     /s/ DAVID A. BLAIR
                                         -----------------------------------
                                                 David A. Blair
                                            Secretary and Director

Date:  March 20, 1998                By:     /s/ KENT R. SIVILLO
                                         -----------------------------------
                                                 Kent R. Sivillo
                                                 Vice President,
                                             Treasurer and Director
                                           (Principal Financial and
                                              Accounting Officer)


Date:  March 20, 1998                By:     /s/ ROBERT D. CROWLEY
                                         -----------------------------------
                                                 Robert D. Crowley
                                             Vice President, Menswear,
                                                   and Director


Date:  March 20, 1998                By:     /s/ THOMAS P. MCKEEVER
                                         -----------------------------------
                                                 Thomas P. McKeever
                                          Vice President, Corporate Affairs
                                          and Human Resources, and Director

                           Annual Report on Form 10-K
                         Item 14(a) (1) and (2), and (d)

         List of Financial Statements and Financial Statement Schedules

                        Blair Corporation and Subsidiary
                              Warren, Pennsylvania

                          Year ended December 31, 1997

                        Blair Corporation and Subsidiary

         List of Financial Statements and Financial Statement Schedules

                   Form 10-K -- Item 14(a)(1) and (2), and (d)

The following consolidated financial statements of Blair Corporation, included in the annual report of the registrant to its stockholders for the year ended December 31, 1997, are incorporated by reference in Item 8:

         --  Consolidated Balance Sheets -- December 31, 1997 and 1996

         --  Consolidated Statements of Income -- Years ended
             December 31, 1997, 1996 and 1995

         -- Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1997, 1996 and 1995

         --  Consolidated Statements of Cash Flows -- Years ended
             December 31, 1997, 1996 and 1995

         --  Notes to Consolidated Financial Statements -- December 31, 1997

The following financial statement schedule of Blair Corporation is included in
Item 14(d):

         --  Schedule II -- Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        Blair Corporation and Subsidiary

                                   Schedule II

                        Valuation and Qualifying Accounts
                                December 31, 1997

 COLUMN A                              COLUMN B             COLUMN C                COLUMN D            COLUMN E
 -------------------------------------------------------------------------------------------------------------------
                                                              ADDITIONS-
                                        BALANCE AT            CHARGED TO                                BALANCE
                                         BEGINNING            COSTS AND           DEDUCTIONS-           AT END
 DESCRIPTION                             OF PERIOD            EXPENSES             DESCRIBE            OF PERIOD
 -----------                            ----------           -----------          ------------         ---------
 Year ended December 31, 1997:
     Allowance deducted from asset
      accounts (customer accounts
      receivable):
         For doubtful accounts          $37,272,572         $ 32,222,092(A)       $ 37,509,776(B)      $31,984,888
         For estimated loss on
            returns                       7,192,000           94,114,182            94,811,182(C)        6,495,000
                                        -----------         ------------          ------------         -----------
 Totals                                 $44,464,572         $126,336,274          $132,320,958         $38,479,888
                                        ===========         ============          ============         ===========

 Year ended December 31, 1996:
     Allowance deducted from asset
      accounts (customer accounts
      receivable):
         For doubtful accounts          $40,508,071         $ 47,550,310(A)       $ 50,785,809(B)      $37,272,572
         For estimated loss on
            returns                       6,676,000          100,976,722           100,460,722(C)        7,192,000
                                        -----------         ------------          ------------         -----------
 Totals                                 $47,184,071         $148,527,032          $151,246,531         $44,464,572
                                        ===========         ============          ============         ===========

 Year ended December 31, 1995:
     Allowance deducted from asset
      accounts (customer accounts
      receivable):
         For doubtful accounts          $32,256,161         $ 31,774,283(A)       $ 23,522,373(B)      $40,508,071
         For estimated loss on
            returns                       7,571,000           96,320,044            97,215,044(C)        6,676,000
                                        -----------         ------------          ------------         -----------
 Totals                                 $39,827,161         $128,094,327          $120,737,417         $47,184,071
                                        ===========         ============          ============         ===========

----------

Note (A) -- Current year provision for doubtful accounts, charged against income.

Note (B) -- Accounts charged off, net of recoveries.

Note (C) -- Sales value of merchandise returned.