Form 10-Q
period 1998-03-31
BLAIR CORP
filed 1998-05-14
CIK 71525

United States
                     Securities and Exchange Commission
                          Washington, D.C. 20549
                                 FORM 10-Q
                                 ---------
              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the period Ended March 31, 1998  Commission File Number  1-878
                     --------------                         ---------------


                             BLAIR CORPORATION
---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              DELAWARE                                 25-0691670
---------------------------------------------------------------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)


     220 HICKORY STREET, WARREN, PENNSYLVANIA              16366-0001
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


As of May 8, 1998 the registrant had outstanding 8,938,900 shares of its common stock without nominal or par value.


PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1998


CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARY
                                                      March 31      December 31
                                                        1998            1997
                                                   ------------     ------------
ASSETS
Current assets:
  Cash                                              $ 10,985,979    $  3,468,483
  Customer accounts receivable, less allowances
   for doubtful accounts and returns of
   $36,498,410 in 1998 and $38,479,888 in 1997       149,490,002     157,636,096
  Inventories - Note F
   Merchandise                                        73,199,631      68,143,275
   Advertising and shipping supplies                  16,645,035      10,584,134
                                                    ------------    ------------
                                                      89,844,666      78,727,409
  Deferred income taxes                                7,409,000       9,910,000
  Prepaid federal and state taxes                     10,388,499       6,499,412
  Prepaid expenses                                       230,006         391,532
                                                    ------------    ------------
Total current assets                                 268,348,152     256,632,932

Property, plant and equipment:
   Land                                                1,142,144       1,142,144
   Buildings                                          63,329,033      63,263,399
   Equipment                                          39,084,205      38,859,725
                                                    ------------    ------------
                                                     103,555,382     103,265,268
   Less allowances for depreciation                   52,560,720      51,322,255
                                                    ------------    ------------
                                                      50,994,662      51,943,013
Trademarks                                               903,563         921,623
                                                    ------------    ------------
                                    TOTAL ASSETS    $320,246,377    $309,497,568
                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable _ Note H                            $ 42,500,000    $ 38,600,000
  Trade accounts payable                              46,896,755      46,358,297
  Advance payments from customers                      3,228,295       1,393,814
  Accrued expenses - Note D                           10,698,736       9,033,411
                                                    ------------    ------------
Total current liabilities                            103,323,786      95,385,522

Deferred income taxes                                  1,568,000       1,683,000

Stockholders' equity:
  Common stock without par value:
     Authorized 12,000,000 shares; issued
     10,075,440 shares (including shares held
     in treasury) - stated value                         419,810         419,810
   Additional paid-in capital                         13,202,657      13,230,251
   Retained earnings                                 228,036,839     223,868,940
                                                    ------------    ------------
                                                     241,659,306     237,519,001
   Less 1,126,656 shares in 1998 and
     1,067,724 in 1997 of common stock
     in treasury - at cost                            24,424,861      23,161,169
   Less receivable from Employee Stock
     Purchase Plan                                     1,879,854       1,928,786
                                                    ------------    ------------
                                                     215,354,591     212,429,046
                                                    ------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $320,246,377    $309,497,568
                                                    ============    ============
See accompanying notes.



CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARY

                                                         Three Months Ended
                                                              March 31
                                                        1998            1997
                                                    ------------    ------------
Net sales                                           $115,886,876    $110,882,091
Other income - Note G                                 10,925,589      10,695,619
                                                    ------------    ------------
                                                     126,812,465     121,577,710
Costs and expenses:
  Cost of goods sold                                  56,915,445      55,117,089
  Advertising                                         29,206,176      30,714,086
  General and administrative                          25,723,840      24,583,043
  Provision for doubtful accounts                      5,528,778       6,575,490
  Interest                                               575,876       1,485,398
                                                    ------------    ------------
                                                     117,950,115     118,475,106
                                                    ------------    ------------
                      INCOME BEFORE INCOME TAXES       8,862,350       3,102,604

Income taxes - Note E                                  3,344,000       1,138,000
                                                    ------------    ------------
                                      NET INCOME    $  5,518,350    $  1,964,604
                                                    ============    ============

Basic and diluted earnings per share based on
  weighted average shares outstanding - Note C          $.61            $.21
                                                        ====            ====

See accompanying notes.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARY

                                                        Three Months Ended
                                                             March 31
                                                       1998             1997
                                                   ------------    ------------
Common Stock                                       $    419,810    $    419,810

Additional paid-in capital:
  Balance at beginning of period                     13,230,251      12,928,260
  Forfeitures of Common Stock under
     Employee Stock Purchase Plan                       (27,594)            -0-
                                                   ------------    ------------
  Balance at end of period                           13,202,657      12,928,260

Retained earnings:
  Balance at beginning of period                    223,868,940     216,068,537
  Net income                                          5,518,350       1,964,604
  Cash dividend declared - Note B                    (1,350,451)     (1,385,180)
                                                   ------------    ------------
  Balance at end of period                          228,036,839     216,647,961

Treasury Stock:
  Balance at beginning of period                    (23,161,169)    (19,013,814)
  Purchase of 57,982 shares in 1998 and
    18,700 shares in 1997                            (1,257,274)       (341,726)
  Forfeitures of Common Stock under
     Employee Stock Purchase Plan                        (6,418)            -0-
                                                   ------------    ------------
  Balance at end of period                          (24,424,861)    (19,355,540)

Receivable from Employee Stock Purchase Plan:
  Balance at beginning of period                     (1,928,786)     (1,803,910)
  Forfeitures of Common Stock under
     Employee Stock Purchase Plan                         7,627             -0-
  Repayments                                             41,305          34,380
                                                   ------------    ------------
  Balance at end of period                           (1,879,854)     (1,769,530)
                                                   ------------    ------------
                     TOTAL STOCKHOLDERS' EQUITY    $215,354,591    $208,870,961
                                                   ============    ============
See accompanying notes.



CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARY
                                                        Three Months Ended
                                                             March 31
                                                       1998            1997
                                                   ------------    ------------
OPERATING ACTIVITIES
  Net income                                       $  5,518,350    $  1,964,604
  Adjustments to reconcile net income
     to net cash provided by
     operating activities:
       Depreciation and amortization                  1,317,787       1,348,456
       Provision for doubtful accounts                5,528,778       6,575,490
       Provision for deferred income taxes            2,386,000       3,636,000
       Changes in operating assets and
         liabilities providing (using) cash:
           Customer accounts receivable               2,617,316       7,636,599
           Inventories                              (11,117,257)     (9,873,707)
           Prepaid federal and state taxes           (3,889,087)     (2,003,001)
           Prepaid expenses                             161,526         (84,653)
           Trade accounts payable                       538,458       6,422,096
           Advance payments from customers            1,834,481       1,137,601
           Accrued expenses                           1,665,325        (471,847)
                                                   ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             6,561,677      16,287,638

INVESTING ACTIVITIES
  Purchases of property, plant and equipment           (351,376)       (556,812)
                                                   ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                  (351,376)       (556,812)

FINANCING ACTIVITIES
  Net proceeds (repayments) from bank borrowings      3,900,000     (11,600,000)
  Dividends paid                                     (1,350,451)     (1,385,180)
  Purchase of Common Stock for treasury              (1,257,274)       (341,726)
  Decrease in notes receivable from
     Employee Stock Purchase Plan                        14,920          34,380
                                                   ------------    ------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                1,307,195     (13,292,526)
                                                   ------------    ------------
INCREASE IN CASH                                      7,517,496       2,438,300

Cash at beginning of year                             3,468,483       4,115,533
                                                   ------------    ------------
                             CASH AT END OF PERIOD $ 10,985,979    $  6,553,833
                                                   ============    ============
See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1998


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1997.

The consolidated financial statements include the accounts of Blair Corporation and its wholly-owned subsidiary, Blair Holdings, Inc., a Delaware corporation. All significant intercompany accounts are eliminated upon consolidation.

The Company changed its interim closing procedures in the first quarter of 1998, to a 5 week, 4 week, 4 week quarter from a calendar quarter. The change had no impact on the first quarter of 1998 as the Company had the same number of shipping days in the first quarter of 1998 as in the first quarter of 1997. The year end closing will not be affected by this change.

NOTE B - DIVIDENDS DECLARED
 2-06-97   $ .15 per share                   2-05-98   $ .15 per share
 5-12-97     .15                             4-21-98     .15
 7-15-97     .15
10-21-97     .15

NOTE C - BASIC AND DILUTED EARNINGS PER SHARE
                                                        Three Months Ended
                                                              March 31
                                                        1998            1997
                                                     -----------     -----------
Net income                                           $ 5,518,350     $ 1,964,604
Weighted average shares outstanding                    8,987,802       9,225,182
Basic and diluted earnings per share                    $.61            $.21

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                                       March 31      December 31
                                                        1998            1997
                                                     -----------     -----------
Employee compensation                                $ 7,460,631     $ 5,674,054
Contribution to profit sharing
  and retirement plan                                    588,938       1,407,745
Taxes, other than taxes on income                      1,004,962         297,457
Other accrued items                                    1,644,205       1,654,155
                                                     -----------     -----------
                                                     $10,698,736     $ 9,033,411
                                                     ===========     ===========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1998


NOTE E - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense are as follows:
                                                        Three Months Ended
                                                             March 31
                                                       1998            1997
                                                    -----------     -----------
Current:
  Federal                                           $   988,000     $(1,970,000)
  State                                                 (30,000)       (528,000)
                                                    -----------     -----------
                                                        958,000      (2,498,000)
Deferred                                              2,386,000       3,636,000
                                                    -----------     -----------
                                                    $ 3,344,000     $ 1,138,000
                                                    ===========     ===========

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                                                        Three Months Ended
                                                             March 31
                                                       1998             1997
                                                    -----------     -----------
Statutory rate applied to
  pre-tax income                                    $ 3,101,823     $ 1,085,911
State income taxes, net
  of federal tax benefit                                211,250           9,750
Other items                                              30,927          42,339
                                                    -----------     -----------
                                                    $ 3,344,000     $ 1,138,000
                                                    ===========     ===========

Components of the provision for deferred income tax expense are as follows:

                                                       Three Months Ended
                                                            March 31
                                                       1998            1997
                                                    -----------     -----------
Advertising costs                                   $ 2,308,000     $ 3,365,000
Provision for doubtful accounts                         539,000         568,000
Provision for estimated returns                        (533,000)       (149,000)
Other items - net                                        72,000        (148,000)
                                                    -----------     -----------
                                                    $ 2,386,000     $ 3,636,000
                                                    ===========     ===========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1998


NOTE E - INCOME TAXES - Continued
Components of the deferred tax asset and liability under the liability method as of March 31, 1998 and December 31, 1997 are as follows:
                                                    March 31        December 31
                                                      1998             1997
                                                   -----------      -----------
Current net deferred tax asset:
  Doubtful accounts                                $ 6,421,000      $ 6,960,000
  Returns allowances                                 2,546,000        2,013,000
  Inventory obsolescence                             1,937,000        1,937,000
  Inventory costs                                      802,000          778,000
  Vacation pay                                       1,321,000        1,321,000
  Advertising costs                                 (6,421,000)      (4,113,000)
  Other items                                          803,000        1,014,000
                                                   -----------      -----------
                                                   $ 7,409,000      $ 9,910,000
                                                   ===========      ===========
Long-term deferred tax liability:
  Property, plant and equipment                    $ 1,568,000      $ 1,683,000
                                                   ===========      ===========

NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $8,598,000 at March 31, 1998 and $8,538,000 at December 31, 1997, respectively.

NOTE G - OTHER INCOME
Other income consists of:
                                                         Three Months Ended
                                                              March 31
                                                        1998             1997
                                                     -----------     -----------
Finance charges on time
  payment accounts                                   $ 9,297,255     $10,388,977
Commissions earned                                       594,966          20,057
Other items                                            1,033,368         286,585
                                                     -----------     -----------
                                                     $10,925,589     $10,695,619
                                                     ===========     ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY


March 31, 1998

NOTE H - FINANCING ARRANGEMENTS
In 1995, the company entered into a $125,000,000 Revolving Credit Facility, which expires on November 17, 1998. The interest rate is, at the company's option, based on a base rate option, federal funds rate option or euro-rate option as defined in the agreement. The Revolving Credit Facility is unsecured and requires the company to meet certain covenants as outlined in the agreement. These covenants specifically relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. As of March 31, 1998 and December 31, 1997, the company was in compliance with all the agreement's covenants. At March 31, 1998 and December 31, 1997, the company had borrowed $42,500,000 and $38,600,000 under the agreement, all of which was classified as current.

NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

Earnings Per Share

In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share," was issued. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This statement replaces the presentation of primary EPS with a presentation of basic and diluted EPS. SFAS 128 was adopted in the financial statements for the year ended December 31, 1997. The adoption of this statement had no impact on the Company's earnings per share amounts.


Comprehensive Income

In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS 130), "Comprehensive Income," was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 was adopted in the financial statements for the quarter ended March 31, 1998. The adoption of this statement had no impact on the financial statements of the Company.

Disclosures about Segments of an Enterprise and Related Information

In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented _ but not for interim periods in the initial year of adoption. Management believes adoption of this statement will not have a significant impact on the financial statements of the Company.


Employers' Disclosures about Pension and Other Postretirement Benefits

In February 1998, Statement of Financial Accounting Standards No. 132 (SFAS
132), "Employers' Disclosures about Pension and Other Postretirement Benefits", was issued. SFAS 132 revises employers' disclosures of pensions and other postretirement benefits, requires additional information on changes in benefit obligations and fair value of plan assets and eliminates certain disclosures. SFAS 132 is effective for the year ending December 31, 1998, and requires restatement of disclosures for earlier periods. Management believes adoption of this statement will not have a significant impact on the financial statements of the Company.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1998

NOTE J _ CONTINGENCIES
The Company is involved in certain items of litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome will not have a material effect on the Company's financial condition or results of operations.

NOTE K _ RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

NOTE L _ USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1998


Results of Operations
---------------------

Comparison of First Quarter 1998 and First Quarter 1997

Net income for the first quarter of 1998 increased 181% as compared to the first quarter of 1997. The first quarter of 1998 was favorably impacted by improved customer and prospect response and reduced costs and expenses, primarily advertising, provision for doubtful accounts, interest and cost of goods sold.

Net sales for the first quarter of 1998 were 4.5% higher than first quarter 1997 net sales. Net sales improved in 1998 due to increased response to all the Company's advertising formats. Gross sales revenue generated per advertising dollar increased 9.8%. The total number of orders shipped increased and the average order size remained at approximately $60. Returns as a percentage of adjusted gross sales improved slightly to 16.6% in first quarter 1998 from 16.7% in first quarter 1997.

Other income increased 2.2% in the first quarter of 1998 as compared to the first quarter of 1997. A 10.5% decrease in finance charges assessed on Easy Payment Plan accounts receivable, which decreased 17.3% on average (approximately $39,000,000), was more than offset by increases in commissions earned and other miscellaneous income items. Commissions are earned on continuity program sales serviced by our vendors.

Cost of goods sold as a percentage of net sales decreased slightly to 49.1% in first quarter 1998 from 49.7% in first quarter 1997. The 1997 first quarter was negatively impacted by the liquidation of high-dollar, high-credit-risk electronics items in the Home Products merchandise line.

Advertising expense in the first quarter of 1998 decreased 4.9% from the first quarter of 1997. Improved forecasting, file segmentation and mail stream management techniques have allowed for more efficient target marketing to active customers and prospects and increased reactivation of lapsed buyers. Increased catalog mailings and paper costs were more than offset by reductions in circular letter mailings and co-op and media volume.

The total number of catalog mailings released in first quarter 1998 was 48% higher than in first quarter 1997 (24.8 million vs. 16.7 million). Catalogs have been the primary advertising format for Home Products for over three years. The Company began full release, to both customers and prospects, of Menswear catalogs in September 1996 and Womenswear catalogs in the first quarter of 1997. Catalog mailings from all three product lines, including combined product line offerings, are continually tested as to mailing frequency, page density, product content, number of pages and size.

The total number of circular letter mailings in first quarter 1998 was 37% less than in first quarter 1997 (22.9 million vs. 36.3 million). Circular letter mailings have decreased due to the expansion of catalog advertising.

Total volume of the co-op and media advertising programs decreased approximately 1% in first quarter 1998 as compared to first quarter 1997 (407 million vs. 410 million).



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1998


Results of Operations _ Continued
---------------------

Comparison of First Quarter 1998 and First Quarter 1997 - Continued

General and administrative expense increased 4.6% in the 1998 quarter as compared to the first quarter of 1997. The higher general and administrative expense was primarily the result of an 8.6% increase in wages and benefits. The higher wages and benefits resulted from normal pay increases, an increase in the number of employees and increases in net income related benefits.

The provision for doubtful accounts as a percentage of credit sales was 13.5% lower in the first quarter of 1998 as compared to the first quarter of 1997. The 1998 provision was lower due to a 10.5% decrease in finance charges and a reduction in the estimated bad debt rate. The estimated provision for doubtful accounts is based on current expectations, sales mix (prospect/customer) and prior years' experience. Due to improvement in the delinquency and charge-off rates experienced in 1998, no additional provision was needed for prior years and, as stated above, the estimated bad debt rate for 1998 credit sales and finance charges was lowered. The first quarter of 1997 included an additional provision of $295,000. The 1998 provision for doubtful accounts increased the allowance for doubtful accounts to a higher percentage of delinquencies, at March 31, 1998, than at any time in 1997. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The Company, having previously completed a study of its credit policies, continues to implement improved credit procedures. Revised credit granting and collection policies already implemented have resulted in turning down more bad credit risks and in shortening and strengthening the collection cycle. Credit granting models addressing prospects (first-time buyers) were implemented in mid-September and early-October 1997. Behavior and collection models were implemented in the first quarter of 1998. The full impact of the credit models is not likely to be realized until later in 1998.

Interest expense decreased 61.2% in the first quarter of 1998 as compared to the first quarter of 1997. Interest expense has resulted primarily from the Company's borrowings necessary to finance customer accounts receivable.
Average borrowings outstanding have decreased to $38,993,000 during the first quarter of 1998 from $99,929,000 during the first quarter of 1997. The increase in credit card sales and improved credit policies are greatly responsible for lowering the levels of customer accounts receivable and related borrowings.

Income taxes as a percentage of income before income taxes were 37.7% in the first quarter of 1998 and 36.7% in the first quarter of 1997. The federal income tax rate was 35% in both years. The change in the total income tax rate was caused by an increase in the company's effective state income tax rate.

The Company changed its interim closing procedures in the first quarter of 1998 to a 5 week, 4 week, 4 week quarter from a calendar quarter. The change had no impact as the Company had the same number of shipping days in the first quarter of 1998 as it had in the first quarter of 1997.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1998


Liquidity and Sources of Capital
--------------------------------

All working capital and cash requirements were met. In November, 1995, the Company entered into a $125,000,000 Revolving Credit Facility, which expires on November 17, 1998. The unsecured Revolving Credit Facility requires the Company to meet certain covenants, and as of March 31, 1998, the Company was in compliance with all the covenants. Borrowings outstanding at March 31, 1998 were $42,500,000, all classified as current. Borrowings outstanding at December 31, 1997 were $38,600,000, all classified as current. Borrowings outstanding at March 31, 1997 were $95,400,000 of which $70,000,000 was classified as long-term. As of May 8, 1998, the Company's borrowings outstanding totaled $30,550,000. The Company intends to renew the existing or a similar type credit facility in 1998.

The ratio of current assets to current liabilities was 2.60 at March 31, 1998,
2.69 at December 31, 1997 and 3.71 at March 31, 1997. The ratio has declined due to reductions in customer accounts receivable and increases in current notes payable. Working capital increased $3,776,956 in the first quarter of 1998 due to higher net income. The 1998 increase was primarily reflected in increased inventories and cash more than offsetting decreased customer accounts receivable.

Merchandise inventory turnover was 2.6 at March 31, 1998, December 31, 1997 and March 31, 1997. Merchandise inventory as of March 31, 1998 increased 7.4% from December 31, 1997 and decreased 3.9% from March 31, 1997. Inventory levels have been impacted by the continuing effort to increase order fulfillment rates, by the transition to a larger catalog operation and by the elimination of high-dollar, high-credit-risk electronics items in the Home Products line in 1997. The Company is currently installing a new catalog inventory management system.

Regarding the Company's three product lines, Home Products net sales as a percentage of total net sales were 14.6% ($17.0 million) in the first quarter of 1998 as compared to 14.1% ($15.7 million) in the first quarter of 1997. Menswear net sales were 20.6% ($23.8 million) and 24.7% ($27.4 million). Womenswear net sales were 64.8% ($75.1 million) and 61.2% ($67.8 million). Home Products inventory totaled $12.9 million at March 31, 1998, $6.8 million at December 31, 1997 and $14.6 million at March 31, 1997. Menswear inventory was $19.2 million at March 31, 1998, $17.6 million at December 31, 1997 and $23.5 million at March 31, 1997. Womenswear inventory was $41.1 million at March 31, 1998, $43.7 million at December 31, 1997 and $38.1 million at March 31, 1997.

The Company has added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $351,376 during the first quarter of 1998 and $556,812 during the first quarter of 1997. Capital expenditures for 1998, 1999 and 2000 are projected to be approximately $7,000,000 a year in order to support the Company's marketing strategy. The increased capital expenditures will result primarily from expanding database capabilities in target marketing, credit management and mail stream optimization.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1998


Liquidity and Sources of Capital _ Continued
--------------------------------

In August 1995, the Company's second call center was opened in Erie, Pennsylvania. A 75% expansion of the Erie Call Center was completed in September 1996. A third call center, located in Franklin, Pennsylvania, was added in January 1997. Further expansion and refinement of all three call centers - Warren, Erie and Franklin - was completed by September 1997. See "Future Considerations."

The Company recently declared a quarterly dividend of $.15 per share payable on June 15, 1998. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an on-going basis. See "Future Considerations".

The Company bought back 276,866 shares of its common stock at a total price of $4,551,438 ($16.44 per share) in 1997. The Company bought 57,982 shares at a total price of $1,257,274 ($21.68 per share) in the first quarter of 1998. As of May 8, 1998, the Company bought 23,957 shares at a total price of $688,517 ($29.18 per share) in the second quarter of 1998. The Company intends to continue buying back stock; however, the Company will assess future buy-back opportunities on an on-going basis.

Future cash needs will be financed by cash flow from operations, the current borrowing arrangement and, if needed, other financing arrangements that may be available to the Company. The Company's current projection of future cash requirements, however, may be affected in the future by numerous factors, including changes in customer payments on accounts receivable, consumer industry credit trends, sales volume, operating cost fluctuations and unplanned capital spending.


Impact of Inflation and Changing Prices
---------------------------------------

Although inflation has moderated in our economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. During the past several years, selling prices have been raised sufficiently to offset increased merchandise costs, thereby realizing profit margins that continue to build fiscal strength. Profit margins have been pressured by paper cost and postal rate increases. Paper prices have fluctuated since 1994 - reached their high point at 1995 year-end, retreated below 1995 levels during the third quarter of 1996, reached their low point during the first quarter of 1997, and increased quarterly throughout the rest of 1997 and the first quarter of 1998. Overall, paper prices were lower in 1997 than in 1996 and have been higher in 1998 than they were in 1997. Postal rates increased in 1995, increased again in 1996 (slight increase due to the USPS Classification Reform) and are expected to increase again later in 1998 or early in 1999.

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1998


Impact of Inflation and Changing Prices _ Continued
---------------------------------------

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

Accounting Pronouncements
-------------------------
The Financial Accounting Standards Board issued four new statements that the Company needed to consider.

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share," was issued. Statement No. 128 establishes standards for computing and presenting earnings per share and simplifies the existing standards. Statement No. 128 replaces the presentation of primary earnings per share with a presentation of basic and diluted earnings per share. The Company adopted Statement No. 128 in the December 31, 1997 financial statements, and the adoption had no impact on the Company's earnings per share amounts.

In June 1997, Statement of Financial Accounting Standards No. 130, "Comprehensive Income," was issued. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted Statement No. 130 in the March 31, 1998 financial statements, and the adoption had no impact on the Company's financial statements.

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued.
Statement No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders, but not for interim periods in the initial year of adoption. Statement No. 131 is effective for fiscal years beginning after December 15, 1997. The Company believes that it operates as one segment, which includes three product lines (Home Products, Menswear and Womenswear) and that adoption of Statement No. 131 will not have a significant impact on its financial statements.

In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," was issued. Statement No. 132 revises employers' disclosure of pensions and other postretirement benefits, requires additional information on changes in benefit obligations and fair value of plan assets and eliminates certain disclosures. Statement No. 132 is effective for the year ending December 31, 1998, and requires restatement of disclosures for earlier periods. The Company believes that adoption of Statement No. 132 will not have a significant impact on its financial statements.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1998


Future Considerations
---------------------

The Company is faced with the ever-present challenge of maintaining and expanding the customer file. This involves the acquisition of new customers (prospects), the conversion of new customers to established customers (active repeat buyers) and the retention of established customers. These actions are vital in growing the business but are being impacted by increased operating costs, increased competition in the retail sector and record levels of consumer debt.

The company underwent a strategic planning study in 1995 in which our marketing programs, operating systems and competitive position were thoroughly assessed. The continuing strategic planning process has resulted in a marketing strategy that requires utilizing our existing strengths, changing business processes and organizational structure and improving information systems.

A prime aspect of the marketing strategy involves targeting customers in the "over 40, low-to-moderate income" market. This redefinition of our target customer from "over 50" to "over 40" has been made possible by the ability of our catalog advertising to reach younger buyers within our traditional list sources. This market, though younger in age than our traditional customer file, is the fastest growing segment of the population. Success of the marketing strategy requires investment in database management, operating systems, prospecting programs, catalog marketing, telephone call centers and, possibly, a second distribution center. Management believes that these investments should improve Blair Corporation's position in new and existing markets and provide opportunities for future earnings growth.

The Company's plan to become Year 2000 compliant is well underway with completion expected in the first quarter of 1999 at an estimated cost of $400,000 ($300,000 in 1998, $100,000 in 1999). The cost of becoming Year 2000 compliant is included in normal operating expense.

Safe Harbor Statement Under the Private Securities
 Litigation Reform Act of 1995
---------------------------------------------------

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the company, (ii) the company's plans and results of operations will be affected by the company's ability to manage its growth, accounts receivable and inventory; and (iii) other risks and uncertainties as indicated from time to time in the company's filings with the Securities and Exchange Commission.



PART II.  OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1998


Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

(a)      Exhibits
         --------
         None

(b)      Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the quarter ended March 31, 1998.


                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    BLAIR CORPORATION
                                            ---------------------------------
                                                      (Registrant)


Date   May 11, 1998                    By          KENT R. SIVILLO
---------------------------                ---------------------------------
                                                   Kent R. Sivillo
                                             Vice President and Treasurer
                                             (Principal Financial Officer)