Form 10-Q
period 1998-06-30
BLAIR CORP
filed 1998-08-14
CIK 71525

United States
                    Securities and Exchange Commission
                          Washington, D.C. 20549
                                 FORM 10-Q
                                 ---------
              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Period Ended June 30, 1998  Commission File Number  1-878
                     -------------                         ----------------


                             BLAIR CORPORATION
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                 DELAWARE                               25-0691670
---------------------------------------------------------------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)


     220 HICKORY STREET, WARREN, PENNSYLVANIA              16366-0001
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
YES  X  NO
   -----  -----
As of August 12, 1998 the registrant had outstanding 8,907,593 shares of its common stock without nominal or par value.



PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1998



CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARY
                                                       June 30      December 31
                                                        1998            1997
                                                   ------------     ------------
ASSETS
Current assets:
  Cash                                              $  6,374,359    $  3,468,483
  Customer accounts receivable, less allowances
     for doubtful accounts and returns of
     $37,179,593 in 1998 and $38,479,888 in 1997     147,046,253     157,636,096
  Inventories - Note F
     Merchandise                                      71,984,740      68,143,275
     Advertising and shipping supplies                 9,613,327      10,584,134
                                                    ------------    ------------
                                                      81,598,067      78,727,409
  Deferred income taxes                               10,297,000       9,910,000
  Prepaid federal and state taxes                      5,249,227       6,499,412
  Prepaid expenses                                       614,515         391,532
                                                    ------------    ------------
Total current assets                                 251,179,421     256,632,932

Property, plant and equipment:
  Land                                                 1,142,144       1,142,144
  Buildings                                           63,372,780      63,263,399
  Equipment                                           39,262,587      38,859,725
                                                    ------------    ------------
                                                     103,777,511     103,265,268
  Less allowances for depreciation                    53,713,160      51,322,255
                                                    ------------    ------------
                                                      50,064,351      51,943,013
Trademarks                                               885,502         921,623
                                                    ------------    ------------
                                    TOTAL ASSETS    $302,129,274    $309,497,568
                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable _ Note H                            $ 32,175,000    $ 38,600,000
  Trade accounts payable                              36,089,027      46,358,297
  Advance payments from customers                      2,441,652       1,393,814
  Accrued expenses - Note D                           10,525,180       9,033,411
                                                    ------------    ------------
Total current liabilities                             81,230,859      95,385,522

Deferred income taxes                                  1,481,000       1,683,000

Stockholders' equity:
  Common Stock without par value:
     Authorized 12,000,000 shares; issued
     10,075,440 shares (including shares held
     in treasury) - stated value                         419,810         419,810
   Additional paid-in capital                         13,193,208      13,230,251
   Retained earnings                                 233,791,292     223,868,940
                                                    ------------    ------------
                                                     247,404,310     237,519,001
   Less 1,184,647 shares in 1998 and
     1,067,724 shares in 1997 of common stock
     in treasury - at cost                            26,144,521      23,161,169
   Less receivable from Employee Stock
     Purchase Plan                                     1,842,374       1,928,786
                                                    ------------    ------------
                                                     219,417,415     212,429,046
                                                    ------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $302,129,274    $309,497,568
                                                    ============    ============
See accompanying notes.


CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARY
                                                       Three Months Ended                 Six Months Ended
                                                            June 30                           June 30
                                                       1998           1997               1998           1997
                                                   ------------   ------------       ------------   ------------

Net sales                                          $126,726,735   $127,545,653       $242,613,611   $238,427,744
Other income - Note G                                 9,579,288     10,353,436         20,504,877     21,049,055
                                                   ------------   ------------       ------------   ------------
                                                    136,306,023    137,899,089        263,118,488    259,476,799
Costs and expenses:
  Cost of goods sold                                 61,241,208     63,638,637        118,156,653    118,755,726
  Advertising                                        31,475,698     34,901,385         60,681,874     65,615,471
  General and administrative                         25,887,831     24,716,492         51,611,671     49,299,535
  Provision for doubtful accounts                     5,787,829      7,830,419         11,316,607     14,405,909
  Interest                                              483,718      1,093,706          1,059,594      2,579,104
                                                   ------------   ------------       ------------   ------------
                                                    124,876,284    132,180,639        242,826,399    250,655,745
                                                   ------------   ------------       ------------   ------------
                      INCOME BEFORE INCOME TAXES     11,429,739      5,718,450         20,292,089      8,821,054
Income taxes - Note E                                 4,338,000      2,098,000          7,682,000      3,236,000
                                                   ------------   ------------       ------------   ------------
                                      NET INCOME   $  7,091,739   $  3,620,450       $ 12,610,089   $  5,585,054
                                                   ============   ============       ============   ============
Basic and diluted earnings per share based on
  weighted average shares outstanding - Note C            $ .80          $ .40              $1.41          $ .61
                                                          =====          =====              =====          =====

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARY
                                                         Three Months Ended                Six Months Ended
                                                              June 30                           June 30
                                                         1998           1997              1998           1997
                                                     ------------   ------------      ------------   ------------

Common Stock                                         $    419,810   $    419,810      $    419,810   $    419,810

Additional paid-in capital:
  Balance at beginning of period                       13,202,657     12,928,260        13,230,251     12,928,260
  Issuance of Common Stock to
     non-employee directors                                22,588         13,688            22,588         13,688
  Forfeitures of Common Stock under
     Employee Stock Purchase Plan                         (32,037)       (22,470)          (59,631)       (22,470)
                                                     ------------   ------------      ------------   ------------
  Balance at end of period                             13,193,208     12,919,478        13,193,208     12,919,478

Retained Earnings:
  Balance at beginning of period                      228,036,839    216,647,961       223,868,940    216,068,537
  Net income                                            7,091,739      3,620,450        12,610,089      5,585,054
  Cash dividends declared - Note B                     (1,337,286)    (1,358,233)       (2,687,737)    (2,743,413)
                                                     ------------   ------------      ------------   ------------
  Balance at end of period                            233,791,292    218,910,178       233,791,292    218,910,178

Treasury Stock:
  Balance at beginning of period                      (24,424,861)   (19,355,540)      (23,161,169)   (19,013,814)
  Purchase of Common Stock for treasury                (1,725,984)    (2,562,403)       (2,983,258)    (2,904,129)
  Issuance of Common Stock to
     non-employee directors                                13,037          8,437            13,037          8,437
  Forfeitures of Common Stock under
     Employee Stock Purchase Plan                          (6,713)        (4,480)          (13,131)        (4,480)
                                                     ------------   ------------      ------------   ------------
  Balance at end of period                            (26,144,521)   (21,913,986)      (26,144,521)   (21,913,986)

Receivable from Employee Stock Purchase Plan:
  Balance at beginning of period                       (1,879,854)    (1,769,530)       (1,928,786)    (1,803,910)
  Payments                                                 30,405         87,236            71,710        121,616
  Forfeitures of common stock under
     Employee Stock Purchase Plan                           7,075          5,335            14,702          5,335
                                                     ------------   ------------      ------------   ------------
  Balance at end of period                             (1,842,374)    (1,676,959)       (1,842,374)    (1,676,959)
                                                     ------------   ------------      ------------   ------------
                     TOTAL STOCKHOLDERS' EQUITY      $219,417,415   $208,658,521      $219,417,415   $208,658,521
                                                     ============   ============      ============   ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARY
                                                          Six Months Ended
                                                               June 30
                                                         1998           1997
                                                     ------------   ------------

OPERATING ACTIVITIES
  Net income                                         $ 12,610,089   $  5,585,054
  Adjustments to reconcile net income
     to net cash provided by
     operating activities:
       Depreciation and amortization                    2,566,978      2,669,410
       Provision for doubtful accounts                 11,316,607     14,405,909
       Provision for deferred income taxes               (589,000)       781,000
       Changes in operating assets and
         liabilities providing (using) cash:
           Customer accounts receivable                  (726,764)     9,827,409
           Inventories                                 (2,870,658)    16,364,542
           Prepaid federal and state taxes              1,250,185      9,050,347
           Prepaid expenses                              (222,983)       (51,319)
           Trade accounts payable                     (10,269,270)    (8,886,805)
           Advance payments from customers              1,047,838      1,792,514
           Accrued expenses                             1,491,769       (983,781)
                                                     ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES              15,604,791     50,554,280

INVESTING ACTIVITIES
  Purchases of property, plant and equipment             (652,195)    (1,071,569)
                                                     ------------   ------------
NET CASH (USED IN) INVESTING ACTIVITIES                  (652,195)    (1,071,569)

FINANCING ACTIVITIES
  Net (repayments) from bank borrowings                (6,425,000)   (42,900,000)
  Dividends paid                                       (2,687,737)    (2,743,413)
  Purchase of Common Stock for treasury                (2,983,258)    (2,904,129)
  Issuance of Common Stock to non-employee
     directors                                             35,625         22,125
  Forfeitures of Common Stock under
     Employee Stock Purchase Plan                         (58,060)       (21,615)
  Payments on receivable from
     Employee Stock Purchase Plan                          71,710        121,616
                                                     ------------   ------------
NET CASH (USED IN) FINANCING ACTIVITIES               (12,046,720)   (48,425,416)
                                                     ------------   ------------
INCREASE IN CASH                                        2,905,876      1,057,295

Cash at beginning of year                               3,468,483      4,115,533
                                                     ------------   ------------
                             CASH AT END OF PERIOD   $  6,374,359   $  5,172,828
                                                     ============   ============

See accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1998


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1997.

The consolidated financial statements include the accounts of Blair Corporation and its wholly-owned subsidiary, Blair Holdings, Inc. All significant intercompany accounts are eliminated upon consolidation.

The Company changed its interim closing procedures in the first quarter of 1998, to a 5 week, 4 week, 4 week quarter from a calendar quarter. The change had a minor impact on the second quarter and first six months of 1998 as the Company had one less shipping day in the 1998 periods as compared to the second quarter and first six months of 1997. The year end closing will not be affected by this change.

NOTE B - DIVIDENDS DECLARED
 2-06-97   $.15 per share                    2-05-98   $.15 per share
 5-12-97    .15                              4-21-98    .15
 7-15-97    .15                              7-21-98    .15
10-21-97    .15

NOTE C - BASIC AND DILUTED EARNINGS PER SHARE
                               Three Months Ended           Six Months Ended
                                    June 30                     June 30
                              1998          1997          1998          1997
                           -----------   -----------   -----------   -----------
Net income                 $ 7,091,739   $ 3,620,450   $12,610,089   $ 5,585,054
Weighted average shares
  outstanding                8,924,666     9,135,472     8,957,298     9,175,255
Basic and diluted earnings
  per share                      $ .80         $ .40         $1.41         $ .61

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                              June 30     December 31
                                               1998          1997
                                            -----------   -----------
Employee compensation                       $ 6,614,901   $ 5,674,054
Contribution to profit sharing
  and retirement plan                         1,345,988     1,407,745
Taxes, other than taxes on income               833,915       297,457
Other accrued items                           1,730,376     1,654,155
                                            -----------   -----------
                                            $10,525,180   $ 9,033,411
                                            ===========   ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1998


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
                               Three Months Ended           Six Months Ended
                                     June 30                    June 30
                               1998          1997          1998         1997
                            -----------   -----------   -----------  -----------
Currently payable:
  Federal                   $ 6,401,000   $ 4,401,000   $ 7,389,000  $ 2,431,000
  State                         912,000       552,000       882,000       24,000
                            -----------   -----------   -----------  -----------
                              7,313,000     4,953,000     8,271,000    2,455,000
Deferred (credit)            (2,975,000)   (2,855,000)     (589,000)     781,000
                            -----------   -----------   -----------  -----------
                            $ 4,338,000   $ 2,098,000   $ 7,682,000  $ 3,236,000
                            ===========   ===========   ===========  ===========

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                              Three Months Ended           Six Months Ended
                                    June 30                    June 30
                              1998          1997          1998          1997
                           -----------   -----------   -----------   -----------
Statutory rate applied to
  pre-tax income           $ 4,000,408   $ 2,001,458   $ 7,102,231   $ 3,087,369
State income taxes, net
  of federal tax benefit       304,200        81,900       515,450        91,650
Other items                     33,392        14,642        64,319        56,981
                           -----------   -----------   -----------   -----------
                           $ 4,338,000   $ 2,098,000   $ 7,682,000   $ 3,236,000
                           ===========   ===========   ===========   ===========
Components of the provision for deferred income tax credit (expense) are as follows:
                            Three Months Ended           Six Months Ended
                                 June 30                      June 30
                             1998         1997           1998          1997
                         -----------   -----------    -----------   -----------
Provision for estimated
  returns                $   435,000   $     8,000    $   968,000   $   157,000
Provision for doubtful
  accounts                  (380,000)   (1,225,000)      (919,000)   (1,793,000)
Advertising costs          2,667,000     4,161,000        359,000       796,000
Other items - net            253,000       (89,000)       181,000        59,000
                         -----------   -----------    -----------    -----------
                         $ 2,975,000   $ 2,855,000    $   589,000   $  (781,000)
                         ===========   ===========    ===========   ===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1998


NOTE E - INCOME TAXES - Continued
Components of the deferred tax assets and liability under the liability method as of June 30, 1998 and December 31, 1997 are as follows:
                                              June 30       December 31
                                                1998           1997
                                             -----------    -----------
Current net deferred tax assets:
  Doubtful accounts                          $ 6,041,000    $ 6,960,000
  Returns allowances                           2,981,000      2,013,000
  Inventory obsolescence                       1,937,000      1,937,000
  Vacation pay                                 1,321,000      1,321,000
  Inventory costs                                825,000        778,000
  Advertising costs                           (3,754,000)    (4,113,000)
  Other items                                    946,000      1,014,000
                                             -----------    ----------
                                             $10,297,000    $ 9,910,000
                                             ===========    ===========
Long-term deferred tax liability:
  Property, plant and equipment              $ 1,481,000    $ 1,683,000
                                             ===========    ===========

NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $8,658,000 at June 30, 1998 and $8,538,000 at December 31, 1997,
respectively.

NOTE G - OTHER INCOME
Other income consists of:
                              Three Months Ended           Six Months Ended
                                  June 30                      June 30
                             1998          1997          1998           1997
                          -----------   -----------   -----------    -----------
Finance charges on time
  payment accounts        $ 8,377,930   $ 9,621,302   $17,675,185    $20,010,279
Commissions earned            464,127         8,826     1,059,093         28,883
Other items                   737,231       723,308     1,770,599      1,009,893
                          -----------   -----------   -----------    -----------
                          $ 9,579,288   $10,353,436   $20,504,877    $21,049,055
                          ===========   ===========   ===========    ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1998


NOTE H - FINANCING ARRANGEMENTS
In 1995, the company entered into a $125,000,000 Revolving Credit Facility, which expires on November 17, 1998. The interest rate is, at the company's option, based on a base rate option, federal funds rate option or euro-rate option as defined in the agreement. The Revolving Credit Facility is unsecured and requires the company to meet certain covenants as outlined in the agreement. These covenants specifically relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. As of June 30, 1998 and December 31, 1997, the company was in compliance with all the agreement's covenants. At June 30, 1998 and December 31, 1997, the company had borrowed $32,175,000 and $38,600,000 under the agreement, all of which was classified as current.


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



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1998


NOTE I - NEW ACCOUNTING PRONOUNCEMENTS - Continued

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

NOTE J - CONTINGENCIES
The Company is involved in certain items of litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome will not have a material effect on the Company's financial condition or results of operations.

NOTE K - RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

NOTE L - USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE M - EMPLOYEE STOCK PURCHASE PLAN
The company has an Employee Stock Purchase Plan wherein shares of treasury stock may be issued to certain employees at a price established at the discretion of the Employee Stock Purchase Plan Committee. The stock issued under the Plan was 50,400 shares on July 27, 1998 and 49,600 shares on July 23, 1997.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1998



Results of Operations
---------------------

Comparison of Second Quarter 1998 and Second Quarter 1997

Net income for the second quarter of 1998 increased 96% as compared to the second quarter of 1997. The second quarter of 1998 was favorably impacted by improved customer and prospect response and reduced costs and expenses, primarily advertising, cost of goods sold, provision for doubtful accounts and interest.

Net sales for the second quarter of 1998 were .64% lower than second quarter 1997 net sales. A change in interim closing procedures in 1998 resulted in one less shipping day in the second quarter of 1998 than in the second quarter of 1997. Decreased advertising volume in 1998 was offset by increased response. Gross sales revenue generated per advertising dollar increased 10.7%. The total number of orders shipped and the average order size ($60 - $65) were approximately the same in both second quarters. Returns as a percentage of adjusted gross sales improved to 16.6% in the second quarter of 1998 from 17.0% in the second quarter of 1997.

Other income decreased 7.5% in the second quarter of 1998 as compared to the second quarter of 1997 due to a 12.9% drop in finance charges assessed on Easy Payment Plan accounts receivable. Average second quarter Easy Payment Plan accounts receivable decreased 13.4% (approximately $28.6 million).

Cost of goods sold as a percentage of net sales decreased to 48.3% in the second quarter of 1998 from 49.9% in the second quarter of 1997. The 1997 second quarter was negatively impacted by the liquidation of high-dollar, high-credit risk electronics items in the Home Products merchandise line. The lower return rate in 1998 also helped the favorable cost of goods comparison.

Advertising expense in the second quarter of 1998 decreased 9.8% from the second quarter of 1997. Improved forecasting, file segmentation and mail stream management techniques have allowed for more efficient target marketing to active customers and prospects and increased reactivation of lapsed buyers. Increased catalog mailings, co-op and media volume and paper costs were more than offset by the reduction in circular letter mailings.

The total number of catalog mailings released in the second quarter of 1998 was .6% higher than in the second quarter of 1997 (32.0 million vs. 31.8 million). Catalogs have been the primary advertising format for Home Products for over three years. The Company began full release, to both customers and prospects, of Menswear catalogs in September 1996 and Womenswear catalogs in March 1997. Catalog mailings from all three product lines, including combined product line offerings, are continually tested as to mailing frequency, page density, product content, number of pages and size.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1998


Results of Operations - Continued
---------------------

Comparison of Second Quarter 1998 and Second Quarter 1997 - Continued

The total number of circular letter mailings in the second quarter of 1998 was 23% less than in the second quarter of 1997 (24.8 million vs. 32.3 million). Circular letter mailings have decreased due to the expansion of catalog advertising.

Total volume of the co-op and media advertising programs increased approximately 11% in the second quarter of 1998 as compared to the second quarter of 1997 (307 million vs. 277 million).

General and administrative expense increased 4.7% in the second quarter of 1998 as compared to the second quarter of 1997. The higher general and administrative expense was primarily the result of an 8.0% increase in wages and benefits. The higher wages and benefits resulted from normal pay increases, an increase in the number of employees and increases in net income related benefits.

The provision for doubtful accounts as a percentage of credit sales was 29.3% lower in the second quarter of 1998 as compared to the second quarter of 1997. The 1998 provision was lower due to a 12.9% decrease in finance charges in 1998, a reduction in the estimated bad debt rate in 1998 and an additional provision for prior years in 1997. The estimated provision for doubtful accounts is based on current expectations, sales mix (prospect/customer) and prior years' experience. Due to improvement in the delinquency and charge-off rates in 1998, as stated above, the estimated bad debt rate for 1998 credit sales and finance charges was lowered and no additional provision was needed for prior years. The second quarter of 1997 included an additional provision of $1,740,000. At June 30, 1998, the allowance for doubtful accounts as a percentage of delinquencies was higher than at any time in 1997 and was approximately the same as at March 31, 1998. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The Company, having previously completed a study of its credit policies, continues to implement improved credit procedures. Revised credit granting and collection policies already implemented have resulted in turning down more bad credit risks and in shortening and strengthening the collection cycle. Credit granting models addressing prospects (first-time buyers) were implemented in mid-September and early-October 1997. Behavior and collection models were implemented in the first quarter of 1998. The full impact of the credit models is not likely to be realized until later in 1998.

Interest expense decreased 55.8% in the second quarter of 1998 as compared to the second quarter of 1997. Interest expense has resulted primarily from the Company's borrowings necessary to finance customer accounts receivable. Average borrowings outstanding have decreased to $32,161,000



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1998


Results of Operations - Continued
---------------------

Comparison of Second Quarter 1998 and Second Quarter 1997 - Continued

during the second quarter of 1998 from $75,764,000 during the second quarter of 1997. The increase in credit card sales and improved credit policies are greatly responsible for lowering the levels of customer accounts receivable and related borrowings.

Income taxes as a percentage of income before income taxes were 38.0% in the second quarter of 1998 and 36.7% in the second quarter of 1997. The federal income tax rate was 35% in both years. The change in the total income tax rate was caused by an increase in the Company's effective state income tax rate.

The Company changed its interim closing procedures in the first quarter of 1998 to a 5 week, 4 week, 4 week quarter from a calendar quarter. The change had a minor impact as the Company had one less shipping day in the second quarter of 1998 than it had in the second quarter of 1997.


Comparison of Six Month Periods Ended June 30, 1998 and June 30, 1997

Net income for the first six months of 1998 increased 126% as compared to the first six months of 1997. The six months of 1998 were favorably impacted by improved customer and prospect response and reduced costs and expenses, primarily advertising, provision for doubtful accounts, interest and cost of goods sold.

Net sales for the first half of 1998 were 1.8% higher than first half 1997 net sales. Net sales improved in 1998 due to increased response to all the Company's advertising formats. Gross sales revenue generated per advertising dollar increased 9.9%. The total number of orders shipped and the average order size ($60 - $65) were approximately the same in both years. Returns as a percentage of adjusted gross sales improved to 16.6% in the first half of 1998 from 16.9% in the first half of 1997.

Other income decreased 2.6% in the six months of 1998 as compared to the first six months of 1997 due to an 11.7% drop in finance charges assessed on Easy Payment Plan accounts receivable. Average Easy Payment Plan accounts receivable decreased 15.4% (approximately $34,000,000).

Costs of goods sold as a percentage of net sales decreased to 48.7% in the first half of 1998 from 49.8% in the first half of 1997. Lower returns in 1998 and the liquidation of electronics merchandise in 1997 resulted in the favorable cost of goods comparison.

Advertising expense in the six months of 1998 decreased 7.5% from the first six months of 1997. Improved forecasting, file segmentation and mail stream management techniques have allowed for more efficient target



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1998


Results of Operations - Continued
---------------------

Comparison of Six Month Periods Ended June 30, 1998 and June 30, 1997 -
 Continued

marketing to active customers and prospects and increased reactivation of lapsed buyers. Increased catalog mailings, co-op and media volume and paper costs were more than offset by the reduction in circular letter mailings.

The total number of catalog mailings released in the first half of 1998 was 16.9% higher than in the first half of 1997 (56.7 million vs. 48.5 million). The total number of circular letter mailings released in the first half of 1998 was 30.5% less than in the first half of 1997 (47.7 million vs. 68.6 million). Total volume of the co-op and media advertising programs increased approximately 4% in the first half of 1998 as compared to the first half of 1997 (714 million vs. 687 million).

General and administrative expense increased 4.7% in the six months of 1998 as compared to the first six months of 1997. The higher general and administrative expense was primarily the result of an 8.3% increase in wages and benefits. The higher wages and benefits resulted from normal pay increases, an increase in the number of employees and increases in net income related benefits.

The provision for doubtful accounts as a percentage of credit sales was 22.8% lower in the first half of 1998 as compared to the first half of 1997. The 1998 provision was lower due to an 11.7% decrease in finance charges in 1998, a reduction in the estimated bad debt rate in 1998 and an additional provision for prior years in 1997. The estimated provision for doubtful accounts is based on current expectations, sales mix (prospect/customers) and prior years' experience. Improved delinquency and charge-off rates in 1998 allowed the estimated bad debt rate for 1998 credit sales and finance charges to be lowered and eliminated the need of an additional provision for prior years. The first half of 1997 included an additional provision of $2,035,000. At June 30, 1998, the allowance for doubtful accounts as a percentage of delinquencies was higher than at any time in 1997. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts.

Interest expense decreased 58.9% in the first half of 1998 as compared to the first half of 1997. Interest expense has resulted primarily from the Company's borrowings necessary to finance customer accounts receivable. Average borrowings outstanding have decreased to $35,044,000 during the first half of 1998 from $87,265,000 during the first half of 1997. The increase in credit card sales and improved credit policies are greatly responsible for lowering the levels of customer accounts receivable and related borrowings.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1998


Results of Operations - Continued
---------------------

Comparison of Six Month Periods Ended June 30, 1998 and June 30, 1997 -
 Continued

Income taxes as a percentage of income before income taxes were 37.9% in the first half of 1998 and 36.7% in the first half of 1997. The federal income tax rate was 35% in both years. The change in the total income tax rate was caused by an increase in the company's effective state income tax rate.

The Company changed its interim closing procedures in the first quarter of 1998 to a 5 week, 4 week, 4 week quarter from a calendar quarter. The change had a minor impact as the Company had one less shipping day in the first half of 1998 than it had in the first half of 1997.


Liquidity and Sources of Capital
--------------------------------

All working capital and cash requirements were met. In November 1995, the Company entered into a $125,000,000 Revolving Credit Facility, which expires on November 17, 1998. The unsecured Revolving Credit Facility requires the Company to meet certain covenants, as of June 30, 1998, the Company was in compliance with all the covenants. Borrowings outstanding at June 30, 1998 were $32,175,000, all classified as current. Borrowings outstanding at December 31, 1997 were $38,600,000, all classified as current. Borrowings outstanding at June 30, 1997 were $64,100,000 of which $50,000,000 was classified as long-term. As of August 12, 1998, the Company's borrowings outstanding totaled $28,025,000. The Company intends to renew the existing or a similar type credit facility.

The ratio of current assets to current liabilities was 3.09 at June 30, 1998,
2.69 at December 31 1997 and 4.62 at June 30, 1997. The ratio has increased at June 30, 1998 primarily due to reductions in notes payable and trade accounts payable. Working capital increased $8,701,152 in the first six months of 1998 primarily due to higher net income. The 1998 increase was primarily reflected in increased cash and inventories and decreased notes payable and trade accounts payable more than offsetting decreased customer accounts receivable.

Merchandise inventory turnover was 2.6 at June 30, 1998, at December 31, 1997 and at June 30, 1997. Merchandise inventory as of June 30, 1998 increased 5.6% from December 31, 1997 and 18.0% from June 30, 1997. Inventory levels have been impacted by the continuing effort to increase order fulfillment rates and by the transition to a larger catalog operation. The Company is currently installing a new catalog inventory management system.

Net sales and inventory levels for the Company's three product lines were as follows. Home Products net sales as a percentage of total net sales were 13.4% ($32.5 million) in the six months of 1998 as compared to 13.0%



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1998


Liquidity and Sources of Capital - Continued
--------------------------------

($30.9 million) in the first six months of 1997. Menswear net sales were 23.3% ($56.5 million) compared to 24.4% ($58.2 million). Womenswear net sales were 63.3% ($153.6 million) compared to 62.6% ($149.3 million). Home Products inventory totaled $12.1 million at June 30, 1998, $6.8 million at December 31, 1997 and $10.0 million at June 30, 1997. Menswear inventory was $16.9 million at June 30, 1998, $17.6 million at December 31, 1997 and $20.3 million at June 30, 1997. Womenswear inventory was $42.9 million at June 30, 1998, $43.7 million at December 31, 1997 and $30.8 million at June 30, 1997.

The Company has added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $652,195 during the first half of 1998 and $1,071,569 during the first half of 1997. Capital expenditures for 1998, 1999 and 2000 are projected to be approximately $7,000,000 a year in order to support the Company's marketing strategy. The increased capital expenditures will result primarily from expanding database capabilities in target marketing, credit management and mail stream optimization.

In August 1995, the Company's second call center was opened in Erie, Pennsylvania. A 75% expansion of the Erie Call Center was completed in September 1996. A third call center, located in Franklin, Pennsylvania, was added in January 1997. Further expansion and refinement of all three cal centers - Warren, Erie, and Franklin - was completed by September 1997. See "Future Considerations."

The Company recently declared a quarterly dividend of $.15 per share payable on September 15, 1998. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an on-going basis. See "Future Considerations."

The Company bought back 276,866 shares of its common stock at a total price of $4,551,438 ($16.44 per share) in 1997. The Company bought back 116,473 shares at a total price of $2,983,258 ($25.61 per share) in the first six months of 1998. As of August 12, 1998, the Company bought 31,100 shares at a total cost of $1,018,213 ($32.74 per share) in the third quarter of 1998.
The Company intends to continue buying back stock; however, the Company will assess future buy-back opportunities on an on-going basis.

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

June 30, 1998


Impact of Inflation and Changing Prices
---------------------------------------

Although inflation has moderated in our economy, the company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. During the past several years, selling prices have been raised sufficiently to offset increased merchandise costs, thereby realizing profit margins that continue to build fiscal strength. Profit margins have been pressured by paper cost and postal rate increases. Paper prices have fluctuated since 1994 _ reached their high point at 1995 year-end, retreated below 1995 levels during the third quarter of 1996, reached their low point during the first quarter of 1997, and increased quarterly throughout the rest of 1997 and the first quarter of 1998. Overall, paper prices were lower in 1997 than in 1996 and have been higher in 1998 than they were in 1997. Postal rates increased in 1995, increased again in 1996 (slight increase due to the USPS Classification Reform) and will increase again in January 1999.

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

In June 1997, Statement of Financial Accounting Standards No. 130, "Comprehensive Income," was issued. Statement No. 130 establishes



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1998


Accounting Pronouncements - Continued
-------------------------

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

A prime aspect of the marketing strategy involves targeting customers in the "over 40, low-to-moderate income" market. This redefinition of our target


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1998


Future Considerations - Continued
---------------------

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

Impact of Year 2000
-------------------

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at $500,000 to $750,000 most of which will be expensed as incurred. To date, the Company has incurred and expensed approximately $300,000.

The project is estimated to be completed not later than September 30, 1999 which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not post significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There is no guarantee that the systems of other companies of which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1998


Impact of Year 2000 - Continued
-------------------

achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995
---------------------------------------------------------------------------

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



PART II.  OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1998


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
    (a)  The Company's Annual Meeting of Stockholders was held April 21, 1998.

    (b) At the Annual Meeting of Stockholders, all of the Company's directors were elected at said meeting, as follows:
              David A. Blair      8,211,215 Votes For,  59,158 Votes Withheld
              Robert W. Blair     8,211,390 Votes For,  58,983 Votes Withheld
              Steven M. Blair     8,211,340 Votes For,  59,033 Votes Withheld
              Robert D. Crowley   8,211,715 Votes For,  58,658 Votes Withheld
              John O. Hanna       8,212,270 Votes For,  58,103 Votes Withheld
              Gerald A. Huber     8,210,970 Votes For,  59,403 Votes Withheld
              Craig N. Johnson    8,207,411 Votes For,  62,962 Votes Withheld
              Murray K. McComas   8,211,227 Votes For,  59,146 Votes Withheld
              Thomas P. McKeever 8,204,407 Votes For, 65,966 Votes Withheld Michael J. Samargya 8,212,140 Votes For, 58,233 Votes Withheld
              Kent R. Sivillo     8,212,390 Votes For,  57,983 Votes Withheld
              Blair T. Smoulder   8,212,090 Votes For,  58,283 Votes Withheld
              John E. Zawacki     8,212,315 Votes For,  58,058 Votes Withheld

         Since all of the directors of the Company were elected at the Annual Meeting of Stockholders, there are no directors whose term of office as a director continued after the meeting.

    (c) The following other matters were voted upon at the meeting, and the following number of affirmative votes and negative votes were cast with respect to such matters:

              The adoption by the Company's Board of Directors of the Company's Stock Accumulation and Deferred Compensation Plan for non-employee directors of the Company was approved, adopted and ratified. This matter received 7,871,988 affirmative votes, 339,399 negative votes and 58,986 votes withheld.

              The reappointment by the Company's Board of Directors of the firm of Ernst & Young LLP. as independent certified public accountants to examine the financial statements and perform the annual audit of the Company for the year ending December 31, 1998 was ratified. This matter received 8,257,062 affirmative votes, 4,928 negative votesand 8,383 votes withheld.



PART II.  OTHER INFORMATION - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1998


Item 5.  Other Information
         -----------------
         The company filed a Registration Statement on Form S-8 on July 22, 1998 registering 50,400 shares of the Company's Common Stock which was offered for purchase on July 27, 1998 to selected employees of the Company under and in accordance with the Company's Employee Stock Purchase Plan.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits
         --------
         None

    (b)  Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the quarter ended
         June 30, 1998.



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


Date   August 12, 1998                 By          Kent R. Sivillo
---------------------------               ---------------------------------
                                                   Kent R. Sivillo
                                           Vice President and Treasurer
                                           (Principal Financial Officer)