Form 10-Q
period 1998-09-30
BLAIR CORP
filed 1998-11-16
CIK 71525

United States
                   Securities and Exchange Commission
                         Washington, D.C. 20549

                               FORM 10-Q
                               ---------

            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended September 30, 1998  Commission File Number  1-878
                     -------------------                        ------------




                            BLAIR CORPORATION
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



             DELAWARE                                       25-0691670
---------------------------------------------------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                      Identification No.)




   220 HICKORY STREET, WARREN, PENNSYLVANIA                  16366-0001
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

As of November 10, 1998 the registrant had outstanding 8,907,343 shares of its common stock without nominal or par value.



PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1998




CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARY
                                                 September 30  December 31
                                                     1998          1997
                                                 ------------  ------------
ASSETS
Current assets:
  Cash                                           $  7,477,532  $  3,468,483
  Customer accounts receivable,
    less allowances for doubtful
    accounts and returns of $37,318,798
    in 1998 and $38,479,888 in 1997               144,783,814   157,636,096
  Inventories - Note F
    Merchandise                                    97,072,697    68,143,275
    Advertising and shipping supplies              18,003,392    10,584,134
                                                 ------------  ------------
                                                  115,076,089    78,727,409
  Deferred income taxes                             6,968,000     9,910,000
  Prepaid federal and state taxes                  17,674,536     6,499,412
  Prepaid expenses                                    789,986       391,532
                                                 ------------  ------------
Total current assets                              292,769,957   256,632,932

Property, plant and equipment:
  Land                                              1,142,144     1,142,144
  Buildings                                        63,433,347    63,263,399
  Equipment                                        39,764,702    38,859,725
                                                 ------------  ------------
                                                  104,340,193   103,265,268
  Less allowances for depreciation                 54,891,360    51,322,255
                                                 ------------  ------------
                                                   49,448,833    51,943,013
Trademarks                                            867,441       921,623
                                                 ------------  ------------
                                  TOTAL ASSETS   $343,086,231  $309,497,568
                                                 ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - Note H                         $ 37,500,000  $ 38,600,000
  Trade accounts payable                           66,799,157    46,358,297
  Advance payments from customers                   3,982,746     1,393,814
  Accrued expenses - Note D                        12,682,955     9,033,411
                                                 ------------  ------------
Total current liabilities                         120,964,858    95,385,522

Deferred income taxes                               1,421,000     1,683,000

Stockholders' equity:
  Common Stock without par value:
    Authorized 12,000,000 shares; issued
    10,075,440 shares (including shares held
    in treasury) - stated value                       419,810       419,810
  Additional paid-in capital                       14,278,828    13,230,251
  Retained earnings                               235,043,646   223,868,940
                                                 ------------  ------------
                                                  249,742,284   237,519,001

  Less 1,168,097 shares in 1998 and
     1,067,724 shares in 1997 of common stock
     in treasury - at cost                         26,756,067    23,161,169
  Less receivable from Employee Stock
     Purchase Plan                                  2,285,844     1,928,786
                                                 ------------  ------------
                                                  220,700,373   212,429,046
                                                 ------------  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $343,086,231  $309,497,568
                                                 ============  ============

See accompanying notes.


CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARY

                                                      Three Months Ended                Nine Months Ended
                                                         September 30                     September 30
                                                      1998          1997              1998           1997
                                                  ------------  ------------      ------------   ------------

Net sales                                         $111,872,529  $102,809,800      $354,486,140   $341,237,544
Other income - Note G                                9,669,514     9,036,032        30,174,391     30,085,087
Insurance proceeds - Note N                          2,800,000           -0-         2,800,000            -0-
                                                  ------------  ------------      ------------   ------------
                                                   124,342,043   111,845,832       387,460,531    371,322,631

Costs and expenses:
  Cost of goods sold                                57,683,795    52,629,516       175,840,448    171,385,242
  Advertising                                       31,882,655    22,628,018        92,564,529     88,243,489
  General and administrative                        26,966,308    24,678,613        78,577,979     73,978,148
  Provision for doubtful accounts                    5,055,849     7,572,550        16,372,456     21,978,459
  Interest                                             448,981       791,478         1,508,575      3,370,582
                                                  ------------  ------------      ------------   ------------
                                                   122,037,588   108,300,175       364,863,987    358,955,920
                                                  ------------  ------------      ------------   ------------
                    INCOME BEFORE INCOME TAXES       2,304,455     3,545,657        22,596,544     12,366,711

Income taxes - Note E                                 (284,000)    1,290,000         7,398,000      4,526,000
                                                  ------------  ------------      ------------   ------------
                                    NET INCOME    $  2,588,455  $  2,255,657      $ 15,198,544   $  7,840,711
                                                  ============  ============      ============   ============

Basic and diluted earnings per share based on
  weighted average shares outstanding - Note C           $ .29         $ .25             $1.70          $ .86
                                                         =====         =====             =====          =====

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARY
                                                      Three Months Ended              Nine Months Ended
                                                         September 30                   September 30
                                                     1998           1997             1998          1997
                                                 ------------   ------------     ------------  ------------


Common Stock                                     $    419,810   $    419,810     $    419,810  $    419,810

Additional paid-in capital:
  Balance at beginning of period                   13,193,208     12,919,478       13,230,251    12,928,260
  Issuance (net of forfeitures) of
    Common Stock under Employee Stock
    Purchase Plan                                   1,085,620        310,773        1,025,989       288,303
  Issuance of Common Stock to
    non-employee directors                                -0-            -0-           22,588        13,688
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                         14,278,828     13,230,251       14,278,828    13,230,251

Retained earnings:
  Balance at beginning of period                  233,791,292    218,910,178      223,868,940   216,068,537
  Net income                                        2,588,455      2,255,657       15,198,544     7,840,711
  Cash dividends declared - Note B                 (1,336,101)    (1,358,116)      (4,023,838)   (4,101,529)
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                        235,043,646    219,807,719      235,043,646   219,807,719

Treasury Stock:
  Balance at beginning of period                  (26,144,521)   (21,913,986)     (23,161,169)  (19,013,814)
  Purchase of treasury stock                       (1,018,213)      (900,613)      (4,001,471)   (3,804,742)
  Issuance (net of forfeitures) of
    Common Stock under Employee Stock
    Purchase Plan                                     406,667        400,126          393,536       395,646
  Issuance of Common Stock to
    non-employee directors                                -0-            -0-           13,037         8,437
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                        (26,756,067)   (22,414,473)     (26,756,067)  (22,414,473)

Receivable from Employee Stock Purchase Plan:
  Balance at beginning of period                   (1,842,374)    (1,676,959)      (1,928,786)   (1,803,910)
  Issuance (net of forfeitures) of
    Common Stock under Employee Stock
    Purchase Plan                                    (508,987)      (368,100)        (494,285)     (362,765)
  Repayments                                           65,517         76,388          137,227       198,004
                                                 ------------   ------------     ------------  ------------
  Balance at end of period                         (2,285,844)    (1,968,671)      (2,285,844)   (1,968,671)
                                                 ------------   ------------     ------------  ------------

                  TOTAL STOCKHOLDERS' EQUITY     $220,700,373   $209,074,636     $220,700,373  $209,074,636
                                                 ============   ============     ============  ============

See accompanying notes.


CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARY
                                                        Nine Months Ended
                                                           September 30
                                                       1998            1997
                                                   ------------    ------------
OPERATING ACTIVITIES
  Net income                                       $ 15,198,544    $  7,840,711
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization                   3,772,375       4,010,407
      Provision for doubtful accounts                16,372,456      21,978,459
      Provision for deferred income taxes             2,680,000       4,065,000
      Changes in operating assets and
        liabilities providing (using) cash:
          Customer accounts receivable               (3,520,174)     16,622,660
          Inventories                               (36,348,680)     (5,966,119)
          Prepaid federal and state taxes           (11,175,124)      6,661,208
          Prepaid expenses                             (398,454)         29,469
          Trade accounts payable                     20,440,860      11,070,981
          Advance payments from customers             2,588,932       1,315,577
          Accrued expenses                            3,649,544         355,226
                                                   ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES            13,260,279      67,983,579

INVESTING ACTIVITIES
  Purchases of property, plant and equipment         (1,224,013)     (2,354,133)
                                                   ------------    ------------
NET CASH (USED IN) INVESTING ACTIVITIES              (1,224,013)     (2,354,133)

FINANCING ACTIVITIES
  Net (repayments) from bank borrowings              (1,100,000)    (56,050,000)
  Dividends paid                                     (4,023,838)     (4,101,529)
  Purchase of Common Stock for treasury              (4,001,471)     (3,804,742)
  Issuance (net of forfeitures) of
    Common Stock under Employee Stock
    Purchase Plan                                     1,419,525         683,949
  Increase in notes receivable from
    Employee Stock Purchase Plan                       (357,058)       (164,761)
  Issuance of Common Stock to
    non-employee directors                               35,625          22,125
                                                   ------------    ------------
NET CASH (USED IN) FINANCING ACTIVITIES              (8,027,217)    (63,414,958)
                                                   ------------    ------------

NET INCREASE IN CASH                                  4,009,049       2,214,488

Cash at beginning of year                             3,468,483       4,115,533
                                                   ------------    ------------

CASH AT END OF PERIOD                              $  7,477,532    $  6,330,021
                                                   ============    ============

See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1998


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The consolidated financial statements include the accounts of Blair Corporation and its wholly-owned subsidiary, Blair Holdings, Inc. All significant intercompany accounts are eliminated upon consolidation.

The Company changed its interim closing procedures in the first quarter of 1998, to a 5 week, 4 week, 4 week quarter from a calendar quarter. The change had a minor impact on the third quarter of 1998 as the Company had one more shipping day in the third quarter of 1998 than in the third quarter of 1997. Shipping days for the first nine months of 1998 and 1997 were the same. The year end closing will not be affected by this change.

NOTE B - DIVIDENDS DECLARED
 2-06-97   $.15 per share            2-05-98   $.15 per share
 5-12-97    .15                      4-21-98    .15
 7-15-97    .15                      7-21-98    .15
10-21-97    .15                     10-20-98    .15

NOTE C - BASIC AND DILUTED EARNINGS PER SHARE
                             Three Months Ended           Nine Months Ended
                               September 30                September 30
                             1998         1997           1998          1997
                          -----------  -----------    -----------   -----------
Net income                $ 2,588,455  $ 2,255,657    $15,198,544   $ 7,840,711
Weighted average shares
  outstanding               8,911,043    9,063,214      8,945,447     9,142,530
Basic and diluted earnings
  per share                     $ .29        $ .25          $1.70         $ .86

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                         September 30  December 31
                                            1998          1997
                                         -----------   -----------
Employee compensation                    $ 8,459,810   $ 5,674,054
Contribution to profit sharing
  and retirement plan                      1,622,608     1,407,745
Taxes, other than taxes on income            401,553       297,457
Other accrued items                        2,198,984     1,654,155
                                         -----------   -----------
                                         $12,682,955   $ 9,033,411
                                         ===========   ===========




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1998

NOTE E - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense (credit) are as follows:
                           Three Months Ended            Nine Months Ended
                              September 30                 September 30
                           1998           1997          1998          1997
                        -----------    -----------   -----------   -----------
Currently payable:
  Federal               $(2,856,000)   $(1,534,000)  $ 4,533,000   $   897,000
  State                    (697,000)      (460,000)      185,000      (436,000)
                        -----------    -----------   -----------   -----------
                         (3,553,000)    (1,994,000)    4,718,000       461,000
Deferred                  3,269,000      3,284,000     2,680,000     4,065,000
                        -----------    -----------   -----------   -----------
                        $  (284,000)   $ 1,290,000   $ 7,398,000   $ 4,526,000
                        ===========    ===========   ===========   ===========

The differences between total tax expense (credit) and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                              Three Months Ended         Nine Months Ended
                                 September 30               September 30
                              1998          1997         1998          1997
                           -----------   -----------  -----------   -----------
Statutory rate applied to
  pre-tax income           $   806,559   $ 1,240,980  $ 7,908,790   $ 4,328,349
State income taxes, net
  of federal tax benefit      (135,850)       19,500      379,600       111,150
Insurance proceeds            (980,000)          -0-     (980,000)          -0-
Other items                     25,291        29,520       89,610        86,501
                           -----------   -----------  -----------   -----------
                           $  (284,000)  $ 1,290,000  $ 7,398,000   $ 4,526,000
                           ===========   ===========  ===========   ===========

Components of the provision for deferred income tax expense are as follows:
                            Three Months Ended          Nine Months Ended
                               September 30               September 30
                            1998          1997          1998         1997
                         -----------   -----------   -----------  -----------
Advertising costs        $ 3,248,000   $ 4,960,000   $ 2,889,000  $ 4,164,000
Provision for doubtful
  accounts                    71,000    (1,642,000)      990,000      151,000
Provision for estimated
  returns                   (262,000)       74,000    (1,230,000)     (83,000)
Other items - net            212,000      (108,000)       31,000     (167,000)
                         -----------   -----------   -----------  -----------
                         $ 3,269,000   $ 3,284,000   $ 2,680,000  $ 4,065,000
                         ===========   ===========   ===========  ===========




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1998

NOTE E - INCOME TAXES - Continued
Components of the deferred tax asset and liability under the liability method as of September 30, 1998 and December 31, 1997 are as follows:
                                          September 30  December 31
                                              1998         1997
                                          -----------   -----------
Current net deferred tax asset:
  Doubtful accounts                       $ 5,970,000   $ 6,960,000
  Returns allowance                         3,243,000     2,013,000
  Inventory obsolescence                    1,937,000     1,937,000
  Vacation pay                              1,321,000     1,321,000
  Inventory costs                             849,000       778,000
  Advertising costs                        (7,002,000)   (4,113,000)
  Other items                                 650,000     1,014,000
                                          -----------   -----------
                                          $ 6,968,000   $ 9,910,000
                                          ===========   ===========

Long-term deferred tax liability:
  Property, plant and equipment           $ 1,421,000   $ 1,683,000
                                          ===========   ===========

NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $8,718,000 at September 30, 1998 and $8,538,000 at December 31, 1997, respectively.

NOTE G - OTHER INCOME
Other income consists of:
                              Three Months Ended          Nine Months Ended
                                 September 30               September 30
                              1998         1997          1998          1997
                           -----------  -----------   -----------   -----------
Finance charges on time
  payment accounts         $ 7,950,997  $ 8,401,016   $25,626,182   $28,411,295
Commissions earned             631,116       17,180     1,690,209        46,063
Other items                  1,087,401      617,836     2,858,000     1,627,729
                           -----------  -----------   -----------   -----------
                           $ 9,669,514  $ 9,036,032   $30,174,391   $30,085,087
                           ===========  ===========   ===========   ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1998

NOTE H - FINANCING ARRANGEMENTS
In 1995, the Company entered into a $125,000,000 Revolving Credit Facility, which expires on November 17, 1998. The interest rate is, at the Company's option, based on a base rate option, federal funds rate option or euro-rate option as defined in the agreement. The Revolving Credit Facility is unsecured and requires the Company to meet certain covenants as outlined in the agreement. These covenants specifically relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. As of September 30, 1998 and December 31, 1997, the Company was in compliance with all the agreement's covenants. At September 30, 1998 and December 31, 1997, the Company had borrowed $37,500,000 and $38,600,000 under the agreement, all of which was classified as current.

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

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS
131), "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented - but not for interim periods in the initial year of adoption. Management believes adoption of this statement will not have a significant impact on the financial statements of the Company.

EMPLOYERS' DISCLOSURES ABOUT PENSION AND OTHER POSTRETIREMENT BENEFITS
In February 1998, Statement of Financial Accounting Standards No. 132 (SFAS
132), "Employers' Disclosures about Pension and Other Postretirement



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1998

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS
In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments," was issued. SFAS 133 provides new guidelines for accounting for derivative instruments. SFAS 133 is effective for financial periods beginning after June 15, 1999.
Management is currently analyzing the impact of this statement on the Company.

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

NOTE N - INSURANCE PROCEEDS
The $2,800,000 in insurance proceeds resulted from the death of John L. Blair, former President and Chairman of the Company. The Company was the owner and beneficiary of a life insurance policy on Mr. Blair who died on August 29, 1998.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1998

Results of Operations
---------------------


Comparison of Third Quarter 1998 and Third Quarter 1997

Net income for the third quarter of 1998 increased 15% as compared to the third quarter of 1997. However, the third quarter of 1998 included non-recurring insurance proceeds of $2,800,000. A net operating loss of $211,545 resulted primarily from difficulties at the Distribution Center that prevented the timely fulfillment of orders. The resulting order backlog should be worked off in the fourth quarter. Inventory levels associated with the Company's increased catalog efforts and a declining labor pool caused the fulfillment difficulties at the Distribution Center.

Net sales for the third quarter of 1998 were 8.8% higher than third quarter 1997 net sales. Increased advertising volume was more than offset by lower than expected response in the second half of September 1998, the previously discussed increased order backlog and an increased level of prospecting in the advertising mix. Response rates overall were better in the third quarter of 1998 than in the third quarter of 1997 but didn't meet expectations in the third quarter of 1998. Gross sales revenue generated per advertising dollar decreased 24%. The total number of orders shipped increased and the average order size increased slightly in 1998 in comparing the third quarters. Returns as a percentage of adjusted gross sales improved to 14.3% in the third quarter of 1998 from 15.9% in the third quarter of 1997. A change in return policy was primarily responsible for the improvement in the returns percentage.

Other income increased 7% in the third quarter of 1998 as compared to the third quarter of 1997. Primarily, commissions earned more than offset the drop in finance charges assessed on Easy Payment Plan accounts receivable.

Insurance proceeds were the result of the Company owned term life policy on John L. Blair, former President and Chairman of the Company. John died on August 29, 1998.

Cost of goods sold as a percentage of net sales increased to 51.6% in the third quarter of 1998 from 51.2% in the third quarter of 1997. Increases in prospect sales (promotional offers) and Home Products sales (lower margins) more than offset the improvement in returns in the third quarter of 1998.

Advertising expense in the third quarter of 1998 increased 41% from the third quarter of 1997. The increase in catalog mailings was responsible for the higher advertising expense.

The total number of catalog mailings released in the third quarter of 1998 was 82% higher than in the third quarter of 1997 (34.2 million vs. 18.9 million). Catalogs have been the primary advertising format for Home Products for over three years. The Company began full release, to both customers and prospects, of Menswear catalogs in September 1996 and Womenswear catalogs in March 1997. Catalog mailings from all three product lines, including combined product line offerings, are continually tested as to mailing frequency, page density, product content, number of pages and size.






ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1998

Results of Operations - Continued
---------------------

Comparison of Third Quarter 1998 and Third Quarter 1997 - Continued

The total number of circular letter mailings in the third quarter of 1998 was 18% less than in the third quarter of 1997 (16.8 million vs. 20.5 million). Circular letter mailings have decreased due to the expansion of catalog advertising.

Total volume of the co-op and media advertising programs decreased 24% in the third quarter of 1998 as compared to the third quarter of 1997 (211 million vs. 278 million).

General and administrative expense increased 9% in the third quarter of 1998 as compared to the third quarter of 1997. The higher general and administrative expense was primarily the result of an 8% increase in wages and benefits and the costs associated with implementing and maintaining expanded database capabilities in marketing, credit management and advertising. The higher wages and benefits resulted from normal pay increases, an increase in the number of employees and increases in net income related benefits.

The provision for doubtful accounts as a percentage of credit sales was 39% lower in the third quarter of 1998 as compared to the third quarter of 1997. The third quarter of 1998 provision was lower primarily due to an additional provision required in the third quarter of 1997. The estimated provision for doubtful accounts is based on current expectations, sales mix (prospect/customer) and prior years' experience. Due to improvement in the delinquency and charge-off rates in 1998, the estimated bad debt rate for 1998 credit sales and finance charges has been lowered and no additional provision has been required. The third quarter of 1997 included an additional provision of $3,159,000. At September 30, 1998, the allowance for doubtful accounts as a percentage of delinquencies was higher than at any time in 1997 and was approximately the same as at March 31, 1998 and June 30, 1998. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The Company, having previously completed a study of its credit policies, continues to implement improved credit procedures. Revised credit granting and collection policies already implemented have resulted in turning down more bad credit risks and in shortening and strengthening the collection cycle. Credit granting models addressing prospects (first-time buyers) were implemented in mid-September and early-October 1997. Behavior and collection models were implemented in the first quarter of 1998. The full impact of the credit models is not likely to be realized until later in 1998.

Interest expense decreased 43% in the third quarter of 1998 as compared to the third quarter of 1997. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable. Average borrowings outstanding have decreased in 1998 as compared to 1997. The increase in credit card sales and improved credit policies are greatly responsible for lowering the levels of customer accounts receivable and borrowings outstanding.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1998


Results of Operations - Continued
---------------------

Comparison of Third Quarter 1998 and Third Quarter 1997 - Continued

Income taxes as a percentage of income before income taxes were a negative 12.3% in the third quarter of 1998 and a positive 36.4% in the third quarter of 1997. The federal income tax rate was 35% in both years. The reduction in the total income tax rate in the third quarter of 1998 was due to the non-taxable insurance proceeds ($2,800,000) and a decrease in the Company's effective state income tax rate.

The Company changed its interim closing procedures in the first quarter of 1998 to a 5 week, 4 week, 4 week quarter from a calendar quarter. The change has had little or no impact as the Company had one more shipping day in the third quarter of 1998 than it had in the third quarter of 1997.


Comparison of Nine Month Periods Ended September 30, 1998 and September 30,
1997

Net income for the first nine months of 1998 increased 94% as compared to the first nine months of 1997. The first nine months of 1998 have been favorably impacted by improved response to all advertising and by reductions in the provision for doubtful accounts and in interest expense. 1998 net income also included non-recurring insurance proceeds of $2,800,000.

Net sales for the first nine months of 1998 were 3.9% higher than net sales for the first nine months of 1997. Net sales improved in 1998 due to increased response to all the Company's advertising formats and would have improved more had there not been fulfillment difficulties at the Distribution Center. Gross sales revenue generated per advertising dollar decreased 1.5%. The total number of orders shipped increased and the average order size increased slightly in 1998 as compared to 1997. Returns as a percentage of adjusted gross sales improved to 15.9% in the nine months of 1998 from 16.6% in the first nine months of 1997.

Other income increased .3% in the nine months of 1998 as compared to the first nine months of 1997. The drop in finance charges assessed on Easy Payment Plan accounts receivable was more than offset by increased commissions earned and miscellaneous charges to vendors and customers.

Insurance proceeds were the result of the Company owned term life policy on John L. Blair, former President and Chairman of the Company. John died on August 29, 1998.

Cost of goods sold as a percentage of net sales decreased to 49.6% in the nine months of 1998 from 50.2% in the first nine months of 1997. Lower returns in 1998 and the liquidation of electronics merchandise in 1997 were primarily responsible for the favorable cost of goods comparison.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1998


Results of Operations - Continued
---------------------

Comparison of Nine Month Periods Ended September 30, 1998 and September 30, 1997 - Continued

Advertising expense in the nine months of 1998 increased 4.9% from the first nine months of 1997. The increase in catalog mailings was responsible for the higher advertising expense.

The total number of catalog mailings released in the nine months of 1998 was 35% higher than in the first nine months of 1997 (91.0 million vs. 67.4 million). The total number of circular letter mailings released in the nine months of 1998 was 28% less than in the first nine months of 1997 (64.5 million vs. 89.2 million). Total volume of the co-op and media advertising programs decreased approximately 4% in the nine months of 1998 as compared to the first nine months of 1997 (925 million vs. 965 million).

General and administrative expense increased 6.2% in the nine months of 1998 as compared to the first nine months of 1997. The higher general and administrative expense was primarily the result of an 8.3% increase in wages and benefits. The higher wages and benefits resulted from normal pay increases, an increase in the number of employees and increases in net income related benefits.

The provision for doubtful accounts as a percentage of credit sales was 29% lower in the nine months of 1998 as compared to the first nine months of 1997. The 1998 provision was lower primarily due to an additional provision required in 1997. The estimated provision for doubtful accounts is based on current expectations, sales mix (prospect/customer) and prior years' experience. Improved delinquency and charge-off rates in 1998 allowed the estimated bad debt rate for 1998 credit sales and finance charges to be lowered and eliminated the need of an additional provision. The first nine months of 1997 included an additional provision of $5,194,000. At September 30, 1998, the allowance for doubtful accounts as a percentage of delinquencies was higher than at any time in 1997. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts.

Interest expense decreased 55% in the nine months of 1998 as compared to the first nine months of 1997. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable. Average borrowings outstanding have decreased in 1998 as compared to 1997. The increase in credit card sales and improved credit policies are greatly responsible for lowering the levels of customer accounts receivable and borrowings outstanding.

Income taxes as a percentage of income before income taxes were 32.7% in the nine months of 1998 and 36.6% in the first nine months of 1997. The federal income tax rate was 35% in both years. The reduction in the total income tax rate in 1998 was primarily due to the non-taxable insurance proceeds ($2,800,000).



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1998


Results of Operations - Continued
---------------------

Comparison of Nine Month Periods Ended September 30, 1998 and September 30, 1997 - Continued

The Company changed its interim closing procedures in the first quarter of 1998 to a 5 week, 4 week, 4 week quarter from a calendar quarter. The change has had little or no impact as the Company had the same number of shipping days in the nine months of 1998 as it had in the first nine months of 1997.

Liquidity and Sources of Capital
--------------------------------


All working capital and cash requirements were met. In November 1995, the Company entered into a $125,000,000 Revolving Credit Facility, which expires on November 17, 1998. The unsecured Revolving Credit Facility requires the Company to meet certain covenants, and as of September 30, 1998 the Company was in compliance with all the covenants. Borrowings outstanding at September 30, 1998 were $37,500,000, all classified as current. Borrowings outstanding at December 31, 1997 were $38,600,000, all classified as current. Borrowings outstanding at September 30, 1997 were $50,950,000 of which $35,000,000 was classified as long-term. The Company will be entering into a $95,000,000 Revolving Credit Facility before November 17, 1998.

The ratio of current assets to current liabilities was 2.42 at September 30, 1998, 2.69 at December 31, 1997 and 3.41 at September 30, 1997. The ratio has decreased at September 30, 1998 primarily due to the increase in trade accounts payable resulting from higher inventories. Working capital increased $10,557,689 in the first nine months of 1998 primarily due to higher net income. The 1998 increase was primarily reflected in increased inventories and prepaid federal and state taxes more than offsetting decreased customer accounts receivable and increased notes payable.

Merchandise inventory turnover was 2.5 at September 30, 1998, 2.6 at December 31, 1997 and 2.6 at September 30, 1997. Merchandise inventory as of September 30, 1998 increased 42% from December 31, 1997 and 37.0% from September 30, 1997. Inventory levels have been impacted by the continuing effort to increase order fulfillment rates, by transition to a larger catalog operation and by fulfillment problems in the third quarter of 1998. The Company's new catalog inventory management system is nearing full operation.

Net sales and inventory levels for the Company's three product lines were as follows. Home Products net sales as a percentage of total net sales were 13.7% ($48.6 million) in the nine months of 1998 as compared to 13.1% ($44.8 million) in the first nine months of 1997. Menswear net sales were 22.5% ($79.9 million) compared to 23.1% ($78.9 million). Womenswear net sales were 63.8% ($226.0 million) compared to 63.8% ($217.5 million). Home Products inventory



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1998


Liquidity and Sources of Capital - Continued
--------------------------------

totaled $18.0 million at September 30, 1998, $6.8 million at December 31, 1997 and $9.2 million at September 30, 1997. Menswear inventory was $25.0 million at September 30, 1998, $17.6 million at December 31, 1997 and $22.5 million at September 30, 1997. Womenswear inventory was $54.1 million at September 30, 1998, $43.7 million at December 31, 1997 and $39.0 million at September 30, 1997.

The Company has added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $1,224,013 during the first nine months of 1998 and $2,354,133 during the first nine months of 1997. Capital expenditures for 1998, 1999 and 2000 had been projected to be approximately $7,000,000 a year in order to support the Company's marketing strategy. The increased capital expenditures will result primarily from expanding database capabilities in target marketing, credit management and mail stream optimization. A delay in the start-up of the database project will likely keep capital expenditures below $5,000,000 in 1998.

In August 1995, the Company's second call center was opened in Erie, Pennsylvania. A 75% expansion of the Erie Call Center was completed in September 1996. A third call center, located in Franklin, Pennsylvania, was added in January 1997. Further expansion and refinement of all three call centers - Warren, Erie and Franklin - was completed by September 1997. See "Future Considerations".

The Company recently declared a quarterly dividend of $.15 per share payable on December 15, 1998. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an on-going basis. See "Future Considerations".

The Company bought back 276,866 shares of its common stock at a total price of $4,551,438 ($16.44 per share) in 1997. The Company bought back 147,573 shares at a total price of $4,001,471 ($27.12 per share) in the first nine months of 1998. The Company intends to continue buying back stock; however, the Company will assess future buy-back opportunities on an on-going basis.

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

September 30, 1998

Impact of Inflation and Changing Prices
---------------------------------------

Although inflation has moderated in our economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. During the past several years, selling prices have been raised sufficiently to offset increased merchandise costs, thereby realizing profit margins that continue to build fiscal strength. Profit margins have been pressured by paper cost and postal rate increases. Paper prices have fluctuated since 1994 - reached their high point at 1995 year-end, retreated below 1995 levels during the third quarter of 1996, reached their low point during the first quarter of 1997, increased quarterly throughout the rest of 1997 and the first quarter of 1998, will decrease in late 1998 and are expected to decrease further in early 1999. Overall, paper prices were lower in 1997 than in 1996 and have
been higher in 1998 than they were in 1997.   Postal rates increased in
1995, increased again in 1996 (slight increase due to the USPS Classification Reform) and will increase again on January 10, 1999. The Company's early estimate is that the January 10, 1999 increase will be approximately 4%.

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

September 30, 1998


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

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. Statement No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders, but not for interim periods in the initial year of adoption. Statement No. 131 is effective for fiscal years beginning after December 15, 1997. The Company believes that it operates as one segment, which includes three product lines (Home Products, Menswear and Womenswear) and that adoption of Statement No.131 will not have a significant impact on its financial statements.

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

In June 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. Statement No. 133 provides new guidelines for accounting for derivative instruments. The Statement is effective for financial periods beginning after June 15, 1999. The Company is currently analyzing the impact of Statement No. 133.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1998


Future Considerations
---------------------

The Company is faced with the ever-present challenge of maintaining and expanding the customer file. This involves the acquisition of new customers (prospects), the conversion of new customers to established customers (active repeat buyers) and the retention of established customers. These actions are vital in growing the business but are being impacted by increased operating costs, increased competition in the retail sector, high levels of consumer debt, a softening in consumer response rates and a declining labor pool.

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

September 30, 1998


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

The Company has completed an assessment of its IT systems and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.
The total Year 2000 project cost is estimated at $600,000 to $800,000 all of which will be expensed as incurred. To date, the Company has incurred and expensed approximately $450,000.

The project is estimated to be completed not later than September 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modification to existing software and conversions to new software, the Year 2000 Issue will not post significant operational problems for its computer systems. At this time, all software has been modified and/or converted but has not been fully tested - testing is approximately 55% complete. However, if the software installations are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. Operations could be disrupted or stopped for some period of time. Should this occur, the Company would direct all available resources at the situation in order to resolve it in as short a time as possible.

The Company has initiated formal communications with all of its significant suppliers (includes suppliers of non - IT systems) to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company has received favorable response from most of these suppliers, however, there is no guarantee that the systems of suppliers on which the Company relies will be timely converted and would not have an adverse effect on the Company's systems. Non-responding and/or non-compliant suppliers are being further assessed by the Company.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1998


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

September 30, 1998


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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

  (a)    Exhibits
         --------
         None

  (b)    Reports on Form 8-K
         --------------------
         No reports on Form 8-K were filed during the quarter ended September 30, 1998.





                                 SIGNATURE
                                 ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                            BLAIR CORPORATION
                                      --------------------------
                                             (Registrant)











Date   November 10, 1998                     By       Kent R. Sivillo
--------------------------------             -----------------------------
                                                      Kent R. Sivillo
                                              Vice President and Treasurer
                                              (Principal Financial Officer)