Form 10-K405
period 1998-12-31
BLAIR CORP
filed 1999-03-19
CIK 71525

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

For the fiscal year ended December 31, 1998         Commission file number 1-878

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

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 26, 1999 was $139,605,085. There were 8,407,043 shares of common stock outstanding as of February 26, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998 (the "Annual Report") are incorporated by reference into Part II and Part IV of this Form 10-K. Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

         (a)      GENERAL.

         Blair Corporation (the "Company") was founded in 1910 by John L. Blair, Sr., and was incorporated in 1924 under the laws of the State of Delaware. The Company's business consists of the sale of fashion apparel for men and women, plus a wide range of home products, primarily through direct mail merchandising. The Company operates two retail stores, one in Pennsylvania and one in Delaware, and two outlet stores in Pennsylvania. The Company employs approximately 2,300 people. None of the Company's employees are subject to collective bargaining agreements.

         (b)      INFORMATION REGARDING INDUSTRY SEGMENTS.

         The Company's business consists of only one industry segment, which is the direct mail and retail merchandising of men's and women's fashion apparel and home products.

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

         The Company markets its products mainly by direct mail. Catalogs and letters containing color folders depict the current styles of womenswear (such as coordinates, dresses, tops, pants, skirts, lingerie, sportswear, suits, jackets, outerwear and shoes), menswear (such as suits, shirts, outerwear, active wear, slacks, shoes, and accessories), and home products (such as bedspread ensembles, draperies, furniture covers, area rugs, bath accessories, kitchenware, tools, exercise and personal care items) and are mailed directly to existing and prospective customers. Sales of the menswear and womenswear products accounted for approximately 88% of the Company's total sales in 1998, and sales of home products accounted for the remaining 12% (approximately). Media and co-op prospect advertising programs continue to be used as components of the Company's customer acquisition strategy. The Company had minimal presence on the Internet in 1998, but will be expanding its Internet presence in 1999.

         Catalog mailings are mailed from commercial printers engaged by the Company and letter mailings originate from the Company's Mailing Center in nearby Irvine, Pennsylvania. Orders for merchandise are processed at the Company corporate offices in Warren, Pennsylvania (telephone orders via the call centers) and orders are filled and mailed from the Company's Distribution center in Irvine, Pennsylvania. The Company serves customers throughout the fifty states.

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

         During 1998, the Company continued to broaden its customer information systems. The marketing and credit departments are continually updated in order to enhance the Company's ability to market to both customers and prospects.

         (d)      FOREIGN OPERATIONS AND EXPORT SALES.

         The Company does not derive any revenue from sales of merchandise outside of the United States.

ITEM 2.  PROPERTIES

         The Company owns the following properties:

         1.   Blair Headquarters (220 Hickory Street, Warren, Pennsylvania).

         2.   Blair Distribution Center (Route 62, Irvine, Pennsylvania).

         3.   Blair Mailing Center (Route 62, Irvine, Pennsylvania).

         4.   Blair Warehouse Outlet (Route 62, Starbrick, Pennsylvania).

         5.   Blair Warehouse Outlet (Millcreek Mall, Erie, Pennsylvania).

         6.   Bell Warehouse Building (Liberty Street, Warren, Pennsylvania).

         7.   Starbrick Warehouse Building (Route 62, Starbrick, Pennsylvania).

         The Company leases the following properties:

         1.   Blair Retail Store (Wilmington, Delaware).

         2.   Warehouse Building (Route 62, Starbrick, Pennsylvania).

         3.   Telephone Call Center (Erie, Pennsylvania).

         4.   Telephone Call Center (Franklin, Pennsylvania).

         In addition, the Company's wholly-owned subsidiary, Blair Holdings, Inc., leases office space in Newark, Delaware, which it uses as its principal office.

         Management believes that these properties are capable of meeting the Company's anticipated needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated by reference to page 14 of the Company's 1998 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference to page 14 of the Company's 1998 Annual Report to Stockholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference to pages 15 through 18 of the Company's 1998 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference to pages 8 through 14 of the Company's 1998 Annual Report to Stockholders.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding directors and executive officers of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information appearing under the caption "Executive Compensation" in the 1999 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

         Information setting forth the security ownership of certain beneficial owners and management appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 1999 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

         (a)      EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES.

         (1) Financial Statements. The Company's consolidated financial statements to be included in Part II, Item 8 are incorporated herein by reference to the Company's 1998 Annual Report to Stockholders, a copy of which accompanies this report on Form 10-K.

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

         (3)      List of Exhibits.

                  3 (i)    Certificate of Incorporation of the Company

                  3 (ii)   Bylaws of the Company

                  10 Stock Accumulation and Deferred Compensation Plan for Directors

                 *11 Computation of Earnings per Share (incorporated by reference to page 8 of the 1998 Annual Report to Stockholders)

                 *13       1998 Annual Report to Stockholders

                  21       Subsidiaries of Registrant

                 *23       Consents of Experts and Counsel

                 *27       Financial Data Schedule

         (b)      REPORTS ON FORM 8-K.

         The registrant has filed no Forms 8-K during the quarter ended December 31, 1998.

         (c)      EXHIBITS.

         All exhibits listed above were previously filed with the Commission, except for those marked with an asterisk, which are being filed with this Form 10-K.

CONFORMED
                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   BLAIR CORPORATION
                                                     (Registrant)



Date:  March 19, 1999                  By:       /s/ KENT R. SIVILLO
                                             -----------------------------------
                                                   Kent R. Sivillo
                                               Vice President and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  March 19, 1999                  By:       /s/ MURRAY K. MCCOMAS
                                             -----------------------------------
                                                  Murray K. McComas
                                                President and Director
                                             (Principal Executive Officer)


Date:  March 19, 1999                  By:       /s/ BLAIR T. SMOULDER
                                             -----------------------------------
                                                  Blair T. Smoulder
                                               Executive Vice President
                                                    and Director


Date:  March 19, 1999                  By:       /s/ MICHAEL J. SAMARGYA
                                             -----------------------------------
                                                    Michael J. Samargya
                                                Vice President, Information
                                                  Services, and Director


Date:  March 19, 1999                  By:       /s/ STEVEN M. BLAIR
                                             -----------------------------------
                                                  Steven M. Blair
                                                Vice President, Order
                                               Handling, and Director


Date:  March 19, 1999                  By:       /s/ JOHN E. ZAWACKI
                                             -----------------------------------
                                                   John E. Zawacki
                                              Vice President, Womenswear,
                                                    and Director


Date:  March 19, 1999                  By:       /s/ DAVID A. BLAIR
                                             -----------------------------------
                                                   David A. Blair
                                               Secretary and Director

Date:  March 19, 1999                  By:       /s/ KENT R. SIVILLO
                                             -----------------------------------
                                                    Kent R. Sivillo
                                                    Vice President,
                                                Treasurer and Director
                                              (Principal Financial and
                                                 Accounting Officer)


Date:  March 19, 1999                  By:       /s/ ROBERT D. CROWLEY
                                             -----------------------------------
                                                   Robert D. Crowley
                                               Vice President, Menswear,
                                                     and Director


Date:  March 19, 1999                  By:       /s/ THOMAS P. MCKEEVER
                                             -----------------------------------
                                                    Thomas P. McKeever
                                              Vice President, Corporate Affairs
                                              and Human Resources, and Director

                           Annual Report on Form 10-K
                         Item 14(a) (1) and (2), and (d)

         List of Financial Statements and Financial Statement Schedules

                        Blair Corporation and Subsidiary
                              Warren, Pennsylvania

                          Year ended December 31, 1998

                        Blair Corporation and Subsidiary

         List of Financial Statements and Financial Statement Schedules

                   Form 10-K -- Item 14(a)(1) and (2), and (d)

The following consolidated financial statements of Blair Corporation, included in the annual report of the registrant to its stockholders for the year ended December 31, 1998, are incorporated by reference in Item 8:

         --       Consolidated Balance Sheets -- December 31, 1998 and 1997

         -- Consolidated Statements of Income -- Years ended December 31, 1998, 1997 and 1996

         -- Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1998, 1997 and 1996

         -- Consolidated Statements of Cash Flows -- Years ended December 31, 1998, 1997 and 1996

         --       Notes to Consolidated Financial Statements -- December 31,
                  1998

The following financial statement schedule of Blair Corporation is included in
Item 14(d):

         --       Schedule II -- Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        Blair Corporation and Subsidiary

                                   Schedule II

                        Valuation and Qualifying Accounts
                                December 31, 1998

COLUMN A                                COLUMN B          COLUMN C           COLUMN D            COLUMN E
-----------------------------------------------------------------------------------------------------------
                                                         ADDITIONS-
                                       BALANCE AT        CHARGED TO                               BALANCE
                                       BEGINNING         COSTS AND          DEDUCTIONS-            AT END
DESCRIPTION                            OF PERIOD         EXPENSES            DESCRIBE             OF PERIOD
-----------                            ---------         --------            --------             ---------
Year ended December 31, 1998:
   Allowance deducted from
   asset accounts (customer
   accounts receivable):

    For doubtful accounts             $ 31,984,888     $ 22,033,466(A)     $ 24,794,032(B)     $ 29,224,323

    For estimated loss on returns        6,495,000       88,927,593          89,172,593(C)        6,250,000

                                      ============     ============        ============        ============
Totals                                $ 38,479,888     $110,961,059        $113,966,625        $ 35,474,323
                                      ============     ============        ============        ============

Year ended December 31, 1997:
   Allowance deducted from
   asset accounts (customer
   accounts receivable):

    For doubtful accounts             $ 37,272,572     $ 32,222,092(A)     $ 37,509,776(B)     $ 31,984,888

    For estimated loss on returns        7,192,000       94,114,182          94,811,182(C)        6,495,000

                                      ============     ============        ============        ============
Totals                                $ 44,464,572     $126,336,274        $132,320,958        $ 38,479,888
                                      ============     ============        ============        ============

Year ended December 31, 1996:
   Allowance deducted from
   asset accounts (customer
   accounts receivable):

    For doubtful accounts             $ 40,508,071     $ 47,550,310(A)     $ 50,785,809(B)     $ 37,272,572

    For estimated loss on returns        6,676,000      100,976,722         100,460,722(C)        7,192,000

                                      ============     ============        ============        ============
Totals                                $ 47,184,071     $148,527,032        $151,246,531        $ 44,464,572
                                      ============     ============        ============        ============

----------

Note (A) -- Current year provision for doubtful accounts, charged against income.

Note (B) -- Accounts charged off, net of recoveries.

Note (C) -- Sales value of merchandise returned.