Form 10-Q
period 1999-03-31
BLAIR CORP
filed 1999-05-13
CIK 71525

United States
                  Securities and Exchange Commission
                       Washington, D.C. 20549

                             FORM 10-Q
                             ---------

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934




For the period Ended March 31, 1999  Commission File Number  1-878
                     --------------                          -----------




                           BLAIR CORPORATION
------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)




               DELAWARE                             25-0691670
------------------------------------------------------------------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)             Identification No.)




    220 HICKORY STREET, WARREN, PENNSYLVANIA          16366-0001
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

As of May 10, 1999 the registrant had outstanding 8,307,993 shares of its common stock without nominal or par value.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1999



CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARY
                                                 March 31     December 31
                                                   1999           1998
                                               ------------   ------------
ASSETS
Current assets:
  Cash                                         $  9,396,149   $  3,211,376
  Customer accounts receivable,
   less allowances for doubtful
   accounts and returns of $33,653,854
   in 1999 and $35,474,323 in 1998              148,914,970    158,191,826
  Inventories - Note F
   Merchandise                                  101,369,283    102,152,680
   Advertising and shipping supplies             15,666,595     12,982,870
                                               ------------   ------------
                                                117,035,878    115,135,550
  Deferred income taxes - Note E                  6,817,000      7,781,000
  Prepaid and refundable federal
   and state taxes                               11,637,197     12,455,216
  Prepaid expenses                                  499,898        344,482
                                               ------------   ------------
Total current assets                            294,301,092    297,119,450

Property, plant and equipment:
  Land                                            1,142,144      1,142,144
  Buildings                                      63,433,347     63,433,347
  Equipment                                      39,891,980     39,255,983
                                               ------------   ------------
                                                104,467,471    103,831,474
  Less allowances for depreciation               56,977,435     55,787,582
                                               ------------   ------------
                                                 47,490,036     48,043,892
Trademarks                                          831,320        849,380
                                               ------------   ------------
                              TOTAL ASSETS     $342,622,448   $346,012,722
                                               ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - Note H                       $ 40,300,000   $ 22,750,000
  Trade accounts payable                         39,595,234     52,135,922
  Advance payments from customers                 2,479,635      1,182,829
  Accrued expenses - Note D                      10,465,827     12,074,736
                                               ------------   ------------
Total current liabilities                        92,840,696     88,143,487

Deferred income taxes - Note E                    1,281,000      1,368,000

Long-term debt - Note H                          30,000,000     30,000,000

Stockholders' equity:
  Common Stock without par value:
   Authorized 12,000,000 shares;
   issued 10,075,440 shares (including
   shares held in treasury) - stated value          419,810        419,810
  Additional paid-in capital                     14,265,053     14,278,828
  Retained earnings                             241,858,342    240,798,008
                                               ------------   ------------
                                                256,543,205    255,496,646
  Less 1,668,647 shares in 1999 and
   1,168,097 in 1998 of common stock
   in treasury - at cost                         35,853,192     26,756,067
  Less receivable from Employee Stock
   Purchase Plan                                  2,189,261      2,239,344
                                               ------------   ------------
                                                218,500,752    226,501,235
                                               ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $342,622,448   $346,012,722
                                               ============   ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARY



                                                    Three Months Ended
                                                         March 31
                                                   1999           1998
                                               ------------   ------------

Net sales                                      $122,022,614   $115,886,876
Other income - Note G                             8,965,826     10,925,589
                                               ------------   ------------
                                                130,988,440    126,812,465

Costs and expenses:
  Cost of goods sold                             62,274,272     56,915,445
  Advertising                                    33,208,391     29,206,176
  General and administrative                     26,369,424     25,723,840
  Provision for doubtful accounts                 4,584,423      5,528,778
  Interest                                          936,539        575,876
                                               ------------   ------------
                                                127,373,049    117,950,115
                                               ------------    -----------
                INCOME BEFORE INCOME TAXES        3,615,391      8,862,350

Income taxes - Note E                             1,294,000      3,344,000
                                               ------------   ------------

                                NET INCOME     $  2,321,391   $  5,518,350
                                               ============   ============

Basic and diluted earnings per share based on
  weighted average shares outstanding - Note C         $.27           $.61
                                                       ====           ====



See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARY




                                                    Three Months Ended
                                                         March 31
                                                   1999           1998
                                               ------------   ------------

Common Stock                                   $    419,810   $    419,810

Additional paid-in capital:
  Balance at beginning of period                 14,278,828     13,230,251
  Forfeitures of Common Stock under
    Employee Stock Purchase Plan                    (13,775)       (27,594)
                                               ------------   ------------
  Balance at end of period                       14,265,053     13,202,657

Retained earnings:
  Balance at beginning of period                240,798,008    223,868,940
  Net income                                      2,321,391      5,518,350
  Cash dividends declared - Note B               (1,261,057)    (1,350,451)
                                               ------------   ------------
  Balance at end of period                      241,858,342    228,036,839

Treasury Stock:
  Balance at beginning of period                (26,756,067)   (23,161,169)
  Purchase of 500,000 shares in 1999 and
    57,982 shares in 1998                        (9,093,750)    (1,257,274)
  Forfeitures of Common Stock under
    Employee Stock Purchase Plan                     (3,375)        (6,418)
                                               ------------   ------------
  Balance at end of period                      (35,853,192)   (24,424,861)

Receivable from Employee Stock Purchase Plan:
  Balance at beginning of period                 (2,239,344)    (1,928,786)
  Forfeitures of Common Stock under
    Employee Stock Purchase Plan                      5,500          7,627
  Repayments                                         44,583         41,305
                                               ------------   ------------
  Balance at end of period                       (2,189,261)    (1,879,854)
                                               ------------   ------------

              TOTAL STOCKHOLDERS' EQUITY       $218,500,752   $215,354,591
                                               ============   ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARY
                                                    Three Months Ended
                                                         March 31
                                                   1999           1998
                                               ------------   ------------
OPERATING ACTIVITIES
  Net income                                   $  2,321,391   $  5,518,350
  Adjustments to reconcile net income
    to net cash (used in) provided by
    operating activities:
      Depreciation and amortization               1,227,106      1,317,787
      Provision for doubtful accounts             4,584,423      5,528,778
      Provision for deferred income taxes           877,000      2,386,000
      Changes in operating assets and
        liabilities providing (using) cash:
          Customer accounts receivable            4,692,433      2,617,316
          Inventories                            (1,900,328)   (11,117,257)
          Federal and state taxes                   818,019     (3,889,087)
          Prepaid expenses                         (155,416)       161,526
          Trade accounts payable                (12,540,688)       538,458
          Advance payments from customers         1,296,806      1,834,481
          Accrued expenses                       (1,608,909)     1,665,325
                                               ------------   ------------
NET CASH (USED IN) PROVIDED
  BY OPERATING ACTIVITIES                          (388,163)     6,561,677

INVESTING ACTIVITIES
  Purchases of property, plant and equipment       (655,190)      (351,376)
                                               ------------   ------------
NET CASH (USED IN) INVESTING ACTIVITIES            (655,190)      (351,376)

FINANCING ACTIVITIES
  Net proceeds from bank borrowings              17,550,000      3,900,000
  Dividend paid                                  (1,261,057)    (1,350,451)
  Purchase of Common Stock for treasury          (9,093,750)    (1,257,274)
  Decrease in notes receivable from
    Employee Stock Purchase Plan                     32,933         14,920
                                               ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES         7,228,126      1,307,195
                                               ------------   ------------

NET INCREASE IN CASH                              6,184,773      7,517,496

Cash at beginning of year                         3,211,376      3,468,483
                                               ------------   ------------

                      CASH AT END OF PERIOD    $  9,396,149   $ 10,985,979
                                               ============   ============

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1999

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The consolidated financial statements include the accounts of Blair Corporation and its wholly-owned subsidiary, Blair Holdings, Inc., a Delaware corporation. All significant intercompany accounts are eliminated upon consolidation.

NOTE B - DIVIDENDS DECLARED
 2-05-98   $ .15 per share             2-05-99   $ .15 per share
 4-21-98     .15                       4-20-99   .15
 7-21-98     .15
10-20-98     .15

NOTE C - BASIC AND DILUTED EARNINGS PER SHARE
                                                   Three Months Ended
                                                        March 31
                                                  1999           1998
                                               -----------    -----------
Net income                                     $ 2,321,391    $ 5,518,350
Weighted average shares outstanding              8,532,131      8,987,802
Basic and diluted earnings per share                  $.27           $.61

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                                March 31      December 31
                                                  1999           1998
                                               -----------    -----------
Employee compensation                          $ 7,712,096    $ 7,537,456
Contribution to profit sharing
  and retirement plan feature                      247,433      2,371,992
Taxes, other than taxes on income                  959,607        524,687
Other accrued items                              1,546,691      1,640,601
                                               -----------    -----------
                                               $10,465,827    $12,074,736

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1999

NOTE E - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense are as follows:
                                                   Three Months Ended
                                                        March 31
                                                  1999           1998
                                               -----------    -----------
Currently payable:
  Federal                                      $   526,000    $   988,000
  State                                           (109,000)       (30,000)
                                               -----------    -----------
                                                   417,000        958,000
Deferred                                           877,000      2,386,000
                                               -----------    -----------
                                               $ 1,294,000    $ 3,344,000
                                               ===========    ===========

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                                                   Three Months Ended
                                                        March 31
                                                  1999           1998
                                               -----------    -----------
Statutory rate applied to
  pre-tax income                               $ 1,265,387    $ 3,101,823
State income taxes, net
  of federal tax benefit                            14,300        211,250
Other items                                         14,313         30,927
                                               -----------    -----------
                                               $ 1,294,000    $ 3,344,000
                                               ===========    ===========

Components of the provision for deferred income tax expense are as follows:
                                                   Three Months Ended
                                                        March 31
                                                  1999           1998
                                               -----------    -----------
Advertising costs                              $ 1,256,000    $ 2,308,000
Provision for doubtful accounts                     89,000        539,000
Provision for estimated returns                   (321,000)      (533,000)
Other items - net                                 (147,000)        72,000
                                               -----------    -----------
                                               $   877,000    $ 2,386,000
                                               ===========    ===========

Components of the deferred tax asset and liability under the liability method as of March 31, 1999 and December 31, 1998 are as follows:
                                                March 31      December 31
                                                  1999           1998
                                               -----------    -----------
Current net deferred tax asset:
  Doubtful accounts                            $ 6,824,000    $ 6,913,000
  Returns allowances                             2,144,000      1,823,000
  Inventory obsolescence                         2,026,000      1,997,000
  Inventory costs                                  149,000        130,000
  Vacation pay                                   1,399,000      1,399,000
  Advertising costs                             (6,195,000)    (4,939,000)
  Other items                                      470,000        458,000
                                               -----------    -----------
                                               $ 6,817,000    $ 7,781,000
                                               ===========    ===========

Long-term deferred tax liability:
  Property, plant and equipment                $ 1,281,000    $ 1,368,000
                                               ===========    ===========

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1999


NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $7,692,000 at March 31, 1999 and $7,662,000 at December 31, 1998, respectively.

NOTE G - OTHER INCOME
Other income consists of:
                                                   Three Months Ended
                                                        March 31
                                                  1999           1998
                                               -----------    -----------
Finance charges on time
  payment accounts                             $ 8,456,343    $ 9,297,255
Commissions earned                                  23,172        594,966
Other items                                        486,311      1,033,368
                                               -----------    -----------
                                               $ 8,965,826    $10,925,589
                                               ===========    ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.


NOTE H - FINANCING ARRANGEMENTS
On November 13, 1998, the Company entered into an amended and restated $95,000,000 Revolving Credit Facility, which expires on November 13, 2001. This agreement replaced the $125,000,000 Revolving Credit Facility which expired on November 17, 1998. The interest rate is, at the Company's option, based on a base rate option, swing loan rate option or Euro-rate option as defined in the agreement. The Revolving Credit Facility is unsecured and requires the Company to meet certain covenants as outlined in the agreement. These covenants specifically relate to tangible net worth, maintaining a defined leverage ratio, interest coverage ratio and fixed charge coverage ratio and complying with certain indebtedness restrictions. As of March 31, 1999 and December 31, 1998, the Company was in compliance with all the agreement's covenants. At March 31, 1999, the Company had borrowed $70,300,000 of which $30,000,000 was classified as long-term and at December 31, 1998, $52,750,000 of which $30,000,000 was classified as long-term.

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1999


NOTE I - NEW ACCOUNTING PRONOUNCEMENTS.

Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use
Statement of Position 98-1, (SOP 98-1) "Accounting for the Costs of
Computer Software Developed For or Obtained For Internal Use," requires capitalization of costs to purchase or develop internal use software and amortization of those costs to income over the software's estimated useful life. These costs include external direct costs, payroll and payroll-related costs for employees who are directly associated with the project and interest costs. Training and research and development costs are to be expensed as incurred. Allocations of overhead are not permitted. SOP 98-1 was adopted in the financial statements for the year ended December 31, 1999 and has not had a significant impact on the financial statements of the Company.

Accounting  for  Derivative  Instruments  and Hedging  Activities
In June 1998,Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 provides new guidelines for derivative instruments. SFAS 133 requires companies to recognize all derivatives on the balance sheet at fair value. Gains or losses resulting from changes in the values of the derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal periods beginning after June 15, 1999. Management believes the adoption of this Statement will not have a significant impact on the financial statements of the Company.

NOTE J - CONTINGENCIES
The Company is involved in certain items of litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome will not have a material effect on the Company's financial condition or results of operations.

NOTE K - USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1999


Results of Operations
---------------------

Comparison of First Quarter 1999 and First Quarter 1998

Net income for the first quarter of 1999 decreased 58% as compared to the first quarter of 1998. The first quarter of 1999 was negatively impacted by increased offerings of sale-priced merchandise to help move excess inventory, by lower than expected response to a higher advertising volume and by increased postage costs.

Net sales for the first quarter of 1999 were 5.3% higher than first quarter 1998 net sales. Overall, response rates in the first quarter of 1999 were approximately the same as in the first quarter of 1998, but were below expected levels for 1999. Gross sales revenue generated per advertising dollar decreased 9.6%. The total number of orders shipped decreased while the average order size increased. The returns percentage improved in the first quarter of 1999 as compared to the first quarter of 1998 primarily due to a change in return policy.

Other income decreased 18% in the fist quarter of 1999 as compared to the first quarter of 1998. Reductions in finance charges resulting from strengthened credit procedures and in commissions earned on continuity program sales were primarily responsible for the decrease in other income.

Cost of goods sold as a percentage of net sales increased to 51.0% in the first quarter of 1999 from 49.1% in the first quarter of 1998. Increased offerings of sale-priced merchandise to help move excess inventory was primarily responsible for the increased cost of goods sold. Excess inventory has resulted from the Company's adjustment to a larger catalog operation and lower than expected response in the fourth quarter of 1998 and the first quarter of 1999.

Advertising expense in the first quarter of 1999 increased 13.7% from the first quarter of 1998. Increased catalog mailings, co-op and media volume and postal rates were responsible for the higher advertising expense.

The total number of catalog mailings released in the first quarter of 1999 was 29% higher than in the first quarter of 1998 (32.1 million vs. 24.7 million). Catalog mailings from all three product lines, including combined product line offerings, are continually reviewed as to mailing frequency, page density, product content, number of pages and trim size.

The total number of circular letter mailings released in the first quarter of 1999 was 17% less than in the first quarter of 1998 (18.9 million vs. 22.9 million). Circular letter mailings have continued to decrease due to the expansion of catalog advertising.

Total volume of the co-op and media advertising programs increased 21% in the first quarter of 1999 as compared to the first quarter of 1998 (492 million vs. 407 million).

General and administrative expense increased 2.5% in the first quarter of 1999 as compared to the first quarter of 1998. The higher general and administrative expense was primarily the result of costs associated with implementing and maintaining expanded database capabilities in marketing, credit management and advertising.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1999

Results of Operations - Continued
---------------------

Comparison of First Quarter 1999 and First Quarter 1998 -Continued

The provision for doubtful accounts as a percentage of credit sales was 20% lower in the first quarter of 1999 as compared to the first quarter of 1998. The estimated provision for doubtful accounts is based on current expectations, sales mix (prospect/customer) and prior years' experience. Due to continued improvement in delinquency and charge off rates, the estimated bad debt rate for 1999 credit sales and finance charges has been lowered. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. Credit granting, collection and behavior models continue to gain effectiveness and, along with expanding database capabilities, should provide valuable credit marketing opportunities.

Interest expense increased 63% in the first quarter of 1999 as compared to the first quarter of 1998. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable and inventories. While customer accounts receivable have changed little, inventories have grown 30% ($117.0 million vs. $89.8 million). Also contributing to the higher interest expense and borrowings has been the repurchase of Blair Common Stock from the Estate of John L. Blair.

Income taxes as a percentage of income before income taxes were 35.8% in the first quarter of 1999 and 37.7% in the first quarter of 1998. The federal income tax rate was 35% in both years. The change in the total income tax rate was caused by a decrease in the Company's effective state income tax rate.

Liquidity and Sources of Capital
--------------------------------

All working capital and cash requirements were met. In November 1998, the Company entered into an amended and restated $95,000,000 Revolving Credit Facility, which expires on November 13, 2001. This agreement replaced the $125,000,000 Revolving Credit Facility which expired on November 17, 1998. The unsecured Revolving Credit Facility requires the Company to meet certain covenants, and as of March 31, 1999 the Company was in compliance with all the covenants. Borrowings outstanding at March 31, 1999 were $70,300,000 of which $30,000,000 was classified as long-term. Borrowings outstanding at December 31, 1998 were $52,750,000 of which $30,000,000 was classified as long-term.
Borrowings outstanding at March 31, 1998 were $42,500,000, all classified as current. As of May 10, 1999, the Company's borrowings outstanding totaled $55,000,000.

The ratio of current assets to current  liabilities  was 3.17 at March 31, 1999,
3.37 at December 31, 1998 and 2.60 at March 31, 1998. Working capital decreased $7,515,567 in the first quarter of 1999 primarily due to the repurchase of Common Stock for treasury from the Estate of John L. Blair. The 1999 decrease was primarily reflected in decreased customer accounts receivable and increased notes payable more than offsetting increased cash and decreased trade accounts payable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1999


Liquidity and Sources of Capital - Continued
--------------------------------

Merchandise inventory turnover was 2.3 at March 31, 1999, 2.4 at December 31, 1998 and 2.6 at March 31, 1998. Merchandise inventory as of March 31, 1999 decreased .8% from December 31, 1998 and increased 38.5% from March 31, 1998. Inventory levels have been impacted by the transition to a larger catalog operation, by the continuing effort to improve customer service and by lower than expected response in the fourth quarter of 1998 and the first quarter of 1999.

The Company operates as one business segment consisting of three product lines. Home Products net sales as a percentage of total net sales were 14.4% ($17.5 million) in the first quarter of 1999 as compared to 14.6% ($17.0 million) in the first quarter of 1998. Menswear net sales were 22.9% ($27.9 million) and 20.6% ($23.8 million). Womenswear net sales were 62.7% ($76.6 million) and 64.8% ($75.1 million). Home Products inventory totaled $17.7 million at March 31, 1999, $18.2 million at December 31, 1998 and $12.9 million at March 31, 1998. Menswear inventory was $28.5 million at March 31, 1999, $26.6 million at December 31, 1998 and $19.2 million at March 31, 1998. Womenswear inventory was $55.2 million at March 31, 1999, $57.4 million at December 31, 1998 and $41.1 million at March 31, 1998.

The Company has added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $655,190 during the first quarter of 1999 and $351,376 during the first quarter of 1998. Capital expenditures for 1999, 2000, and 2001 are projected to be approximately $5,000,000 a year in order to support the Company's marketing strategy. The increased capital expenditures will result primarily from developing our own internet commerce site, from maintaining a higher inventory level and from expanding database capabilities.

The Company recently declared a quarterly dividend of $.15 per share payable on June 15, 1999. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an on-going basis. See "Future Considerations".

The Company has, from the fourth quarter of 1996 through the third quarter of 1998, repurchased on the open market 544,739 shares of its Common Stock. In January 1999, the Company repurchased 500,000 shares of its Common Stock from the Estate of John L. Blair. In April 1999, the Company repurchased an additional 100,000 shares from John Blair's Estate.

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

March 31, 1999


Impact of Inflation and Changing Prices
---------------------------------------

Although inflation has moderated in our economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. Profit margins have been pressured by paper cost and postal rate increases. Paper prices were higher in 1998 than in 1997 and, based on current trends, are expected to be lower in 1999 than in 1998. Postal rates increased on January 10, 1999. The Company's estimate is that the January 10, 1999 postal rate increase will increase the Company's 1999 postage bill by approximately 4.7%.

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

Accounting Pronouncements
-------------------------

In March 1998, Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued. SOP 98-1 requires capitalization of costs to purchase or develop internal use software and amortization of those costs to income over the software's estimated useful life. The Company adopted SOP 98-1 in the 1999 financial statements, and the adoption has not had a significant impact on the Company's financial statements.

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. Statement No. 133 provides new guidelines for derivative instruments and requires companies to recognize all derivatives on the balance sheet at fair value. Gains or losses resulting from changes in the values of the derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Statement No. 133 is effective for fiscal periods beginning after June 15, 1999. The Company believes that adoption of Statement No. 133 will not have a significant impact on the financial statements of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1999


Future Considerations
---------------------

The Company is faced with the ever-present challenge of maintaining and expanding the customer file. This involves the acquisition of new customers (prospects), the conversion of new customers to established customers (active repeat buyers) and the retention and/or reactivation of established customers. These actions are vital in growing the business but are being impacted by increased operating costs and a declining labor pool and by increased competition in the retail sector, high levels of consumer debt and erratic consumer response rates.

A prime aspect of the Company's marketing strategy involves targeting customers in the "over 40, low-to-moderate income" market. This redefinition of our target customer from "over 50" to "over 40" has been made possible by the ability of our catalog advertising to reach younger buyers within our traditional list sources. This market, though younger in age than our traditional customer file, is the fastest growing segment of the population. Success of the marketing strategy requires investment in database management, operating systems, prospecting programs, catalog marketing, telephone call centers and, possibly, a second distribution center. Management believes that these investments should improve Blair Corporation's position in new and existing markets and provide opportunities for future earnings growth.


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

The Company has completed an assessment of its IT systems and has been modifying or replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at $700,000 to $850,000 all of which will be expensed as incurred. To date, the Company has incurred and expensed approximately $625,000.

The project is estimated to be completed not later than September 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modification to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. At this time, all software has been modified and/or converted but has not been fully tested - testing is approximately 90% complete. However, if the software installations are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. Operations could be disrupted or stopped for some period of time. Should this occur, the Company would direct all available resources at the situation in order to resolve it in as short a time as possible.

The Company has initiated formal communications with all of its significant suppliers (includes suppliers of non - IT systems) to determine the extent to which the Company's interface systems are vulnerable to those third parties'


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1999


Impact of Year 2000 - Continued
-------------------

failure to remediate their own Year 2000 Issues. The Company has received favorable response from nearly all of these suppliers, however, there is no guarantee that the systems of suppliers on which the Company relies will be timely converted and would not have an adverse effect on the Company's systems. Non-responding and/or non-compliant suppliers are being further assessed by the Company.

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

Safe Harbor Statement Under the Private Securities Litigation Reform
Act of 1995
-------------------------------------------------------------------------
Forward-looking   statements  in  this  report,  including  without  limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company, (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth, accounts receivable and inventory; and (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Not applicable.

PART II.  OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARY

March 31, 1999


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits
         --------
         None

    (b)  Reports on Form 8-K
         -------------------
         The Company (Registrant) filed a Form 8-K on January 22,
         1999. Per "Item 5. Other Events" of the Form 8-K, the Registrant announced that it had repurchased 500,000 shares of the Common Stock of the Registrant.

                              SIGNATURE
                              ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              BLAIR CORPORATION
                                      ----------------------------------
                                                (Registrant)





Date   May 10, 1999               By          KENT R. SIVILLO
------------------------              ----------------------------------
                                              Kent R. Sivillo
                                        Vice President and Treasurer
                                       (Principal Financial Officer)