Form 10-Q
period 1999-06-30
BLAIR CORP
filed 1999-08-13
CIK 71525

United States
                  Securities and Exchange Commission
                       Washington, D.C. 20549

                              FORM 10-Q
                              ---------

           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended June 30, 1999  Commission File Number  1-878
                     -------------                         ---------------




                             BLAIR CORPORATION
--------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)



                DELAWARE                               25-0691670
--------------------------------------------------------------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)




    220 HICKORY STREET, WARREN, PENNSYLVANIA              16366-0001
--------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)




                                (814) 723-3600
--------------------------------------------------------------------------
            (Registrant's telephone number, including area code)




                               Not applicable
--------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   -----  -----

As of August 12, 1999 the registrant had outstanding 8,151,523 shares of its common stock without nominal or par value.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1999

CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARY
                                                  June 30     December 31
                                                   1999           1998
                                               ------------   ------------
ASSETS
Current assets:
  Cash                                         $  9,798,959   $  3,211,376
  Customer accounts receivable,
    less allowances for doubtful
    accounts and returns of
    $33,324,513 in 1999 and
    $35,474,323 in 1998                         150,072,808    158,191,826
  Inventories - Note F
    Merchandise                                  73,501,488    102,152,680
    Advertising and shipping supplies            10,166,829     12,982,870
                                                 83,668,317    115,135,550
  Deferred income taxes - Note E                  9,563,000      7,781,000
  Prepaid and refundable federal
    and state taxes                               6,453,198     12,455,216
  Prepaid expenses                                  579,585        344,482
                                               ------------   ------------
Total current assets                            260,135,867    297,119,450

Property, plant and equipment:
  Land                                            1,142,144      1,142,144
  Buildings                                      63,188,780     63,433,347
  Equipment                                      40,554,718     39,255,983
                                               ------------   ------------
                                                104,885,642    103,831,474
  Less allowances for depreciation               57,963,870     55,787,582
                                               ------------   ------------
                                                 46,921,772     48,043,892
Trademarks                                          813,259        849,380
                                               ------------   ------------
                     TOTAL ASSETS              $307,870,898   $346,012,722
                                               ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - Note H                       $ 15,000,000   $ 22,750,000
  Trade accounts payable                         30,975,862     52,135,922
  Advance payments from customers                 2,690,884      1,182,829
  Accrued expenses - Note D                       9,684,184     12,074,736
                                               ------------   ------------
Total current liabilities                        58,350,930     88,143,487

Deferred income taxes                             1,189,000      1,368,000

Long-term debt - Note H                          30,000,000     30,000,000

Stockholders' equity:
  Common Stock without par value:
    Authorized 12,000,000 shares;
    issued 10,075,440 shares
    (including shares held
    in treasury) - stated value                     419,810        419,810
   Additional paid-in capital                    14,262,505     14,278,828
   Retained earnings                            245,633,927    240,798,008
                                               ------------   ------------
                                                260,316,242    255,496,646
   Less 1,923,917 shares in 1999
     and 1,168,097 shares in 1998
     of common stock in treasury
     - at cost                                   39,844,165     26,756,067
   Less receivable from Employee Stock
     Purchase Plan                                2,141,109      2,239,344
                                               ------------   ------------
                                                218,330,968    226,501,235
                                               ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $307,870,898   $346,012,722
                                               ============   ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARY
                                                   Three Months Ended              Six Months Ended
                                                         June 30                        June 30
                                                   1999           1998            1999           1998
                                               ------------   ------------    ------------   ------------
Net sales                                      $133,431,331   $126,726,735    $255,453,945   $242,613,611
Other income - Note G                            10,360,894      9,579,288      19,326,720     20,504,877
                                               ------------   ------------    ------------   ------------
                                                143,792,225    136,306,023     274,780,665    263,118,488

Costs and expenses:
  Cost of goods sold                             68,655,947     61,241,208     130,930,219    118,156,653
  Advertising                                    34,527,423     31,475,698      67,735,814     60,681,874
  General and administrative                     26,520,982     25,887,831      52,890,406     51,611,671
  Provision for doubtful accounts                 5,353,133      5,787,829       9,937,556     11,316,607
  Interest                                          769,390        483,718       1,705,929      1,059,594
                                               ------------   ------------    ------------   ------------
                                                135,826,875    124,876,284     263,199,924    242,826,399
                                               ------------   ------------    ------------   ------------
                INCOME BEFORE INCOME TAXES        7,965,350     11,429,739      11,580,741     20,292,089

Income taxes - Note E                             2,967,000      4,338,000       4,261,000      7,682,000
                                               ------------   ------------    ------------   ------------
                                NET INCOME     $  4,998,350   $  7,091,739    $  7,319,741   $ 12,610,089
                                               ============   ============    ============   ============

Basic and diluted earnings per share
  based on weighted average shares
  outstanding - Note C                                $ .60          $ .80           $ .87         $1.41
                                                      =====          =====           =====         =====

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARY
                                                  Three Months Ended               Six Months Ended
                                                        June 30                         June 30
                                                  1999           1998             1999           1998
                                             -------------   ------------     ------------   ------------
Common Stock                                 $     419,810   $    419,810     $    419,810   $    419,810

Additional paid-in capital:
  Balance at beginning of period                14,265,053     13,202,657       14,278,828     13,230,251
  Issuance of Common Stock to
    non-employee directors                          12,000         22,588           12,000         22,588
  Forfeitures of Common Stock under
    Employee Stock Purchase Plan                   (14,548)       (32,037)         (28,323)       (59,631)
                                              ------------   ------------     ------------   ------------
  Balance at end of period                      14,262,505     13,193,208       14,262,505     13,193,208

Retained Earnings:
  Balance at beginning of period               241,858,342    228,036,839      240,798,008    223,868,940
  Net income                                     4,998,350      7,091,739        7,319,741     12,610,089
  Cash dividends declared - Note B              (1,222,765)    (1,337,286)      (2,483,822)    (2,687,737)
                                              ------------   ------------     ------------   ------------
  Balance at end of period                     245,633,927    233,791,292      245,633,927    233,791,292

Treasury Stock:
  Balance at beginning of period               (35,853,192)   (24,424,861)     (26,756,067)   (23,161,169)
  Purchase of Common Stock for treasury         (4,001,884)    (1,725,984)     (13,095,634)    (2,983,258)
  Issuance of Common Stock to
    non-employee directors                          14,344         13,037           14,344         13,037
  Forfeitures of Common Stock under
    Employee Stock Purchase Plan                    (3,433)        (6,713)          (6,808)       (13,131)
                                              ------------   ------------     ------------   ------------
  Balance at end of period                     (39,844,165)   (26,144,521)     (39,844,165)   (26,144,521)

Receivable from Employee Stock
  Purchase Plan:
  Balance at beginning of period                (2,189,261)    (1,879,854)      (2,239,344)    (1,928,786)
  Forfeitures of Common Stock under
    Employee Stock Purchase Plan                     5,775          7,075           11,275         14,702
  Repayments                                        42,377         30,405           86,960         71,710
                                              ------------   ------------     ------------   ------------
  Balance at end of period                      (2,141,109)    (1,842,374)      (2,141,109)    (1,842,374)
                                              ------------   ------------     ------------   ------------
              TOTAL STOCKHOLDERS' EQUITY      $218,330,968   $219,417,415     $218,330,968   $219,417,415
                                              ============   ============     ============   ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARY
                                                    Six Months Ended
                                                         June 30
                                                   1999           1998
                                               ------------   ------------
OPERATING ACTIVITIES
  Net income                                   $  7,319,741   $ 12,610,089
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization               2,476,152      2,566,978
      Provision for doubtful accounts             9,937,556     11,316,607
      Provision for deferred income taxes        (1,961,000)      (589,000)
      Changes in operating assets and
        liabilities providing (using) cash:
          Customer accounts receivable           (1,818,538)      (726,764)
          Inventories                            31,467,233     (2,870,658)
          Federal and state taxes                 6,002,018      1,250,185
          Prepaid expenses                         (235,103)      (222,983)
          Trade accounts payable                (21,160,060)   (10,269,270)
          Advance payments from customers         1,508,055      1,047,838
          Accrued expenses                       (2,390,552)    (1,491,769)
                                               ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES        31,145,502     15,604,791

INVESTING ACTIVITIES
  Purchases of property, plant and equipment     (1,317,911)      (652,195)
                                               ------------   ------------
NET CASH (USED IN) INVESTING ACTIVITIES          (1,317,911)      (652,195)

FINANCING ACTIVITIES
  Net (repayments) from bank borrowings          (7,750,000)    (6,425,000)
  Dividends paid                                 (2,483,822)    (2,687,737)
  Purchase of Common Stock for treasury         (13,095,634)    (2,983,258)
  Issuance of Common Stock to non-employee
    directors                                        26,344         35,625
  Forfeitures of Common Stock under
    Employee Stock Purchase Plan                    (23,856)       (58,060)
  Payments on receivable from
    Employee Stock Purchase Plan                     86,960         71,710
                                               ------------   ------------
NET CASH (USED IN) FINANCING ACTIVITIES         (23,240,008)   (12,046,720)
                                               ------------   ------------
INCREASE IN CASH                                  6,587,583      2,905,876

Cash at beginning of year                         3,211,376      3,468,483
                                               ------------   ------------
                      CASH AT END OF PERIOD    $  9,798,959   $  6,374,359
                                               ============   ============

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1999

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The consolidated  financial statements include the accounts of Blair Corporation
and  its  wholly-owned   subsidiary,   Blair  Holdings,   Inc.  All  significant
intercompany accounts are eliminated upon consolidation.


NOTE B - DIVIDENDS DECLARED
 2-05-98   $.15 per share              2-05-99   $.15 per share
 4-21-98    .15                        4-20-99    .15
 7-21-98    .15                        7-20-99    .15
10-20-98    .15

NOTE C - BASIC AND DILUTED EARNINGS PER SHARE
                              Three Months Ended          Six Months Ended
                                   June 30                     June 30
                              1999         1998          1999         1998
                           -----------  -----------   -----------  -----------
Net income                 $ 4,998,350  $ 7,091,739   $ 7,319,741  $12,610,089
Weighted average shares
  outstanding                8,254,521    8,924,666     8,391,402    8,957,298
Basic and diluted earnings
  per share                      $ .60       $ . 80         $ .87        $1.41

NOTE D - ACCRUED EXPENSES Accrued expenses consist of:
                                          June 30     December 31
                                           1999          1998
                                        -----------   -----------
Employee compensation                   $ 6,644,893   $ 7,537,456
Contribution to profit sharing
  and retirement plan                       779,843     2,371,992
Taxes, other than taxes on income           771,413       524,687
Other accrued items                       1,488,035     1,640,601
                                        -----------   -----------
                                        $ 9,684,184   $12,074,736
                                        ===========   ===========

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1999

NOTE E - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense are as follows:
                              Three Months Ended          Six Months Ended
                                   June 30                     June 30
                              1999         1998          1999         1998
                           -----------  -----------   -----------  -----------
Currently payable:
  Federal                  $ 5,125,000  $ 6,401,000   $ 5,651,000  $ 7,389,000
  State                        680,000      912,000       571,000      882,000
                           -----------  -----------   ----------   -----------
                             5,805,000    7,313,000     6,222,000    8,271,000
Deferred (credit)           (2,838,000)  (2,975,000)   (1,961,000)    (589,000)
                           -----------  -----------   -----------  -----------
                           $ 2,967,000  $ 4,338,000   $ 4,261,000  $ 7,682,000
                           ===========  ===========  ===========   ===========


The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                              Three Months Ended          Six Months Ended
                                   June 30                     June 30
                              1999         1998          1999         1998
                           -----------  -----------   -----------  -----------
Statutory rate applied to
  pre-tax income           $ 2,787,872  $ 4,000,408   $ 4,053,259  $ 7,102,231
State income taxes, net
  of federal tax benefit       167,050      304,200       181,350      515,450
Other items                     12,078       33,392        26,391       64,319
                           -----------   -----------  -----------  -----------
                           $ 2,967,000  $ 4,338,000   $ 4,261,000  $ 7,682,000
                           ===========  ===========   ===========  ===========

Components of the provision for deferred income tax credit (expense) are as follows:
                              Three Months Ended          Six Months Ended
                                   June 30                     June 30
                              1999         1998          1999         1998
                           -----------  -----------   -----------  ----------
Provision for estimated
  returns                  $  (281,000) $   435,000   $    40,000  $   968,000
Provision for doubtful
  accounts                     491,000     (380,000)      402,000     (919,000)
Advertising costs            2,280,000    2,667,000     1,024,000      359,000
Other items - net              348,000      253,000       495,000      181,000
                           -----------  -----------   -----------  -----------
                           $ 2,838,000  $ 2,975,000   $ 1,961,000  $   589,000
                           ===========  ===========   ===========  ===========

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1999

NOTE E - INCOME TAXES - Continued

Components of the deferred tax assets and liability under the liability method as of June 30, 1999 and December 31, 1998 are as follows:
                                          June 30     December 31
                                           1999          1998
                                        -----------   -----------
Current net deferred tax assets:
  Doubtful accounts                     $ 7,315,000   $ 6,913,000
  Returns allowances                      1,863,000     1,823,000
  Inventory obsolescence                  2,026,000     1,997,000
  Inventory costs                           168,000       130,000
  Vacation pay                            1,399,000     1,399,000
  Advertising costs                      (3,915,000)   (4,939,000)
  Other items                               707,000       458,000
                                        -----------   -----------
                                        $ 9,563,000   $ 7,781,000
                                        ===========   ===========

Long-term deferred tax liability:
  Property, plant and equipment         $ 1,189,000   $ 1,368,000
                                        ===========   ===========

NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $7,722,000 at June 30, 1999 and $7,662,000 at December 31, 1998, respectively.

NOTE G - OTHER INCOME Other income consists of:
                              Three Months Ended          Six Months Ended
                                   June 30                     June 30
                              1999         1998          1999         1998
                           -----------  -----------   -----------  -----------
Finance charges on time
  payment accounts         $ 8,700,024  $ 8,377,930   $17,156,367  $17,675,185
Commissions earned             905,511      464,127       928,683    1,059,093
Other items                    755,359      737,231     1,241,670    1,770,599
                           -----------  -----------   -----------  -----------
                           $10,360,894  $ 9,579,288   $19,326,720  $20,504,877
                           ===========  ===========   ===========  ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1999


NOTE H - FINANCING ARRANGEMENTS
On November 13, 1998, the Company entered into an amended and restated $95,000,000 Revolving Credit Facility, which expires on November 13, 2001. This agreement replaced the $125,000,000 Revolving Credit Facility which expired on November 17, 1998. The interest rate is, at the Company's option, based on a base rate option, swing loan rate option or Euro-rate option as defined in the agreement. The Revolving Credit Facility is unsecured and requires the Company to meet certain covenants as outlined in the agreement. These covenants specifically relate to tangible net worth, maintaining a defined leverage ratio, interest coverage ratio and fixed charge coverage ratio and complying with certain indebtedness restrictions. As of June 30, 1999 and December 31, 1998, the Company was in compliance with all the agreement's covenants. At June 30, 1999, the Company had borrowed $45,000,000 of which $30,000,000 was classified as long-term and at December 31, 1998, $52,750,000 of which $30,000,000 was classified as long-term.

NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

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

Accounting for Derivative Instruments and Hedging Activities In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 provides new guidelines for derivative instruments. SFAS 133 requires companies to recognize all derivatives on the balance sheet at fair value. Gains or losses resulting from changes in the values of the derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal periods beginning after June 15, 2000. Management believes the adoption of this Statement will not have a significant impact on the financial statements of the Company.

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

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1999


NOTE L - EMPLOYEE STOCK PURCHASE PLAN
The Company has an Employee Stock Purchase Plan wherein shares of treasury stock may be issued to certain employees at a price established at the discretion of the Employee Stock Purchase Plan Committee. The stock issued under the Plan was 60,150 shares on August 4, 1999 and 50,400 shares on July 27, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1999


Results of Operations
---------------------

Comparison of Second Quarter 1999 and Second Quarter 1998

Net income for the second quarter of 1999 decreased 30% as compared to the second quarter of 1998. The second quarter of 1999 was negatively impacted by increased efforts to move excess inventory and by increased postage costs. These increases were primarily reflected in cost of goods sold.

Net sales for the second quarter of 1999 were 5.3% higher than second quarter 1998 net sales. Overall, response rates in the second quarter of 1999 were approximately the same as in the second quarter of 1998 and were slightly below expected levels for 1999. Gross sales revenue generated per advertising dollar decreased 6%. The total number of orders shipped and the average order size both increased slightly in the second quarter of 1999 from the second quarter of 1998. The returns percentage improved in the second quarter of 1999 as compared to the second quarter of 1998 primarily due to a change in return policy. The Company stopped refunding shipping and handling charges on returns during the first quarter of 1998. This policy is in line with the Company's competitors in the direct marketing industry and reduces returns by approximately 10%.

Other income increased 8% in the second quarter of 1999 as compared to the second quarter of 1998. Increases in finance charges resulting from higher credit sales and strengthened credit procedures and in commissions earned on continuity programs were primarily responsible for the increase in other income.

Cost of goods sold as a percentage of net sales increased to 51.5% in the second quarter of 1999 from 48.3% in the second quarter of 1998. Cost of goods sold has been negatively impacted by the sale of excess inventory and by increased shipping costs. Excess inventory has resulted from the Company's adjustment to a larger catalog operation and lower than expected response in the fourth quarter of 1998 and the first quarter of 1999.

Advertising expense in the second quarter of 1999 increased 9.7% from the second quarter of 1998. Increased catalog mailings, letter mailings and postal rates were responsible for the higher advertising expense.

The total number of catalog mailings released in the second quarter of 1999 was 3% higher than in the second quarter of 1998 (33.2 million vs. 32.1 million). Catalog mailings from all three product lines, including combined product line offerings, are continually reviewed as to mailing frequency, page density, product content, number of pages and trim size.

The total number of letter mailings released in the second quarter of 1999 was 5% more than in the second quarter of 1998 (26.1 million vs. 24.8 million). Sale-priced offerings to help move excess inventory caused the increase in letter mailing volume.

Total volume of the co-op and media advertising programs decreased 10% in the second quarter of 1999 as compared to the second quarter of 1998 (277 million vs. 307 million).

General and administrative expense increased 2.4% in the second quarter of 1999 as compared to the second quarter of 1998. The higher general and administrative expense was primarily the result of a 3.5% increase in wages

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1999


Results of Operations - Continued
---------------------

Comparison of Second Quarter 1999 and Second Quarter 1998 - Continued

and benefits. The higher wages and benefits resulted from normal pay increases and an increase in the number of employees.

The provision for doubtful accounts as a percentage of credit sales was 14.3% lower in the second quarter of 1999 as compared to the second quarter of 1998. The estimated provision for doubtful accounts is based on current expectations, sales mix (prospect/customer) and prior years' experience. Due to continued improvement in delinquency and charge off rates, the estimated bad debt rate used for the second quarter of 1999 was approximately 15% less than the estimated bad debt rate used for the second quarter of 1998. At June 30, 1999, the delinquency rate (accounts over 30 days past due) of open accounts receivable was 11% lower than at June 30, 1998. The charge off rate for the second quarter of 1999 was 17% less than the charge off rate for the second quarter of 1998. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. Credit granting, collection and behavior models continue to gain effectiveness and, along with expanding database capabilities, should provide valuable credit marketing opportunities.

Interest expense increased 59% in the second quarter of 1999 as compared to the second quarter of 1998. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable and inventories. While customer accounts receivable have changed little, inventory levels, though greatly improved, have averaged significantly higher in 1999 than in 1998. Also contributing to the higher interest expense and borrowings has been the repurchase of Blair Common Stock from the Estate of John L. Blair.

Income taxes as a percentage of income before income taxes were 37.2% in the second quarter of 1999 and 38.0% in the second quarter of 1998. The federal income tax rate was 35% in both years. The change in the total income tax rate was caused by a decrease in the Company's effective state income tax rate.


Comparison of Six Month Periods Ended June 30, 1999 and June 30, 1998

Net income for the first six months of 1999 decreased 42% as compared to the first six months of 1998. The six months of 1999 were negatively impacted by increased efforts to move excess inventory, by lower than expected response to a higher advertising volume and by increased postage costs.

Net sales for the first half of 1999 were 5.3% higher than net sales for the first half of 1998. Overall, response rates were approximately the same in the first six months of 1999 and 1998. Gross sales revenue generated per advertising dollar decreased 8%. The total number of orders shipped decreased while the average order size increased. The returns percentage improved in the first six months of 1999 as compared to the first six months of 1998 primarily due to a change in return policy. The Company stopped refunding shipping and handling charges on returns during the first quarter of 1998. This policy change reduces returns by approximately 10%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1999


Results of Operations - Continued
---------------------

Comparison of Six Month Periods Ended June 30, 1999 and June 30, 1998
  - Continued

Other income decreased 6% in the first six months of 1999 as compared to the first six months of 1998. Reductions in finance charges resulting from strengthened credit procedures and in commissions earned on continuity program sales were primarily responsible for the decrease in other income.

Cost of goods sold as a percentage of net sales increased to 51.3% in the first half of 1999 from 48.7% in the first half of 1998. Cost of goods sold has been negatively impacted by the sale of excess inventory and by increased shipping costs. Excess inventory has resulted from the Company's adjustment to a larger catalog operation and lower than expected response in the fourth quarter of 1998 and the first quarter of 1999.

Advertising expense in the six months of 1999 increased 11.6% from the first six months of 1998. Increased catalog mailings, co-op and media volume and postal rates were responsible for the higher advertising expense.

The total number of catalog mailings released in the six months of 1999 was 15% higher than in first six months of 1998 (65.3 million vs. 56.7 million). Catalog mailings from all three product lines, including combined product line offerings, are continually reviewed as to mailing frequency, page density, product content, number of pages and trim size.

The total number of letter mailings released in the first half of 1999 was 6% less than in the first half of 1998 (45.0 million vs. 47.7 million).

Total volume of the co-op and media advertising programs increased 8% in the first half of 1999 as compared to the first half of 1998 (769 million vs. 714 million).

General and administrative expense increased 2.5% in the six months of 1999 as compared to the first six months of 1998. Increased wages and benefits and the costs associated with implementing and maintaining expanded database capabilities in marketing, credit management and advertising were primarily responsible for the higher general and administrative expense.

The provision for doubtful accounts as a percentage of credit sales was 17% lower in the first half of 1999 as compared to the first half of 1998. Due to continued improvement in delinquency and charge off rates, the estimated bad debt rate used for the first six months of 1999 was approximately 16% less than the estimated bad debt rate used for the first six months of 1998. At June 30, 1999, the delinquency rate (accounts over 30 days past due) of open accounts receivable was 11% lower than at June 30, 1998. The charge off rate for the first six months of 1999 was 20% less than the charge off rate for the first six months of 1998. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts.

Interest expense increased 61% in the first half of 1999 as compared to the first half of 1998. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable and inventories. Higher inventory levels and the repurchase of Blair Common Stock from the Estate of John L. Blair have been responsible for the increased levels of interest expense and borrowings.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1999


Results of Operations - Continued
---------------------

Comparison of Six Month Periods Ended June 30, 1999 and June 30,
1998 - Continued

Income taxes as a percentage of income before income taxes were 36.8% in the first half of 1999 and 37.9% in the first half of 1998. The federal income tax rate was 35% in both years. The change in the total income tax rate was caused by a decrease in the Company's effective state income tax rate.


Liquidity and Sources of Capital
--------------------------------

All working capital and cash requirements were met. In November 1998, the Company entered into an amended and restated $95,000,000 Revolving Credit Facility, which expires on November 13, 2001. This agreement replaced the $125,000,000 Revolving Credit Facility which expired on November 17, 1998. The unsecured Revolving Credit Facility requires the Company to meet certain covenants, and as of June 30, 1999, the Company was in compliance with all the covenants. Borrowings outstanding at June 30, 1999 were $45,000,000 of which $30,000,000 was classified as long-term. Borrowings outstanding at December 31, 1998 were $52,750,000 of which $30,000,000 was classified as long-term.
Borrowings outstanding at June 30, 1998 were $32,175,000, all classified as current. As of August 12, 1999, the Company's borrowings outstanding totaled $30,000,000.

The ration of current assets to current  liabilities  was 4.46 at June 30, 1999,
3.37 at December 31, 1998 and 3.09 at June 30, 1998. Working capital decreased $7,191,026 in the first six months of 1999 primarily due to the repurchase of Common Stock for treasury from the Estate of John L. Blair. The 1999 decrease was primarily reflected in decreased inventories and customer accounts receivable more than offsetting decreased trade accounts payable and notes payable.

Merchandise inventory turnover was 2.3 at June 30, 1999, 2.4 at December 31, 1998 and 2.6 at June 30, 1998. Merchandise inventory as of June 30, 1999 decreased 28% from December 31, 1998 and increased 2% from June 30, 1998. Inventory levels have been impacted by the transition to a larger catalog operation, by the continuing effort to improve customer service, by lower than expected response in the fourth quarter of 1998 and the first quarter of 1999 and, most recently, by increased efforts to move excess inventory.

The Company operates as one business segment consisting of three product lines. Home Products net sales as a percentage of total net sales were 14.2% ($36.3 million) in the six months of 1999 as compared to 13.4% ($32.5 million) in the first six months of 1998. Menswear net sales were 23.4% ($59.8 million) as compared to 23.3% ($56.5 million). Womenswear net sales were 62.4% ($159.4 million) as compared to 63.3% ($153.6 million). Home Products inventory totaled $12.6 million at June 30, 1999, $18.2 million at December 31, 1998 and $12.1 million at June 30, 1998. Menswear inventory was $21.5 million at June 30, 1999, $26.6 million at December 31, 1998 and $16.9 million at June 30, 1998. Womenswear inventory was $39.5 million at June 30, 1999, $57.4 million at December 31, 1998 and $42.9 million at June 30, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1999

Liquidity and Sources of Capital - Continued
--------------------------------

The Company looks upon its credit granting (Blair Credit) as a marketing tool and advantage. Blair Credit customers, on average, buy more, buy more often and are more loyal than cash and credit card customers. The increased sales volume achieved by offering Blair Credit is significant and more than outweighs the cost of the credit program. The cost and/or contribution of the credit program itself can be quickly assessed by comparing finance charges (included in other income) to the provision for doubtful accounts. For the first six months of 1999, finance charges were $17,156,367 and the provision for doubtful accounts was $9,937,556 (net of $7,218,811) as compared to the first six months of 1998, finance charges were $17,675,185 and the provision for doubtful accounts was $11,316,607 (net of $6,358,578). The administrative cost of the credit program, included in general and administrative expense, was less than the net of finance charges and the provision for doubtful accounts in both the 1999 and 1998 six month periods.

The Company has added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $1,317,911 during the first half of 1999 and $652,195 during the first half of 1998. Capital expenditures for 1999, 2000, and 2001 are projected to be approximately $5,000,000 a year in order to support the Company's marketing strategy. The increased capital expenditures will result primarily from developing our own internet commerce site, from maintaining a higher inventory level and from expanding database capabilities.

The Company recently declared a quarterly dividend of $.15 per share payable on September 15, 1999. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an on-going basis. See "Future Considerations".

The Company has, from the fourth quarter of 1996 through the third quarter of 1998, repurchased on the open market 544,739 shares of its Common Stock. In 1999, the Company has repurchased 756,220 shares (500,000 in January, 100,000 in April and 156,220 in May) of its Common Stock from the Estate of John L. Blair.

Future cash needs will be financed by cash flow from operations, the current borrowing arrangement and, if needed, other financing arrangements that may be available to the Company, The Company's current projection of future cash requirements, however, may be affected in the future by numerous factors, including changes in customer payments on accounts receivable, consumer credit industry trends, sales volume, operating cost fluctuations and unplanned capital spending.


Impact of Inflation and Changing Prices
---------------------------------------

Although inflation has moderated in our economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. Profit margins have been pressured by paper cost and postal rate increases. Paper prices were higher in 1998 than in 1997 and, based on current trends, are expected to be lower in 1999 than in 1998. Postal rates increased on January 10, 1999. The Company estimates that the January 10, 1999 postal rate increase will increase the Company's 1999 postage bill by approximately 4.7%.

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1999


Impact of Inflation and Changing Prices - Continued
---------------------------------------

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

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. Statement No. 133 provides new guidelines for derivative instruments and requires companies to recognize all derivatives on the balance sheet at fair value. Gains or losses resulting from changes in the values of the derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Statement No. 133 is effective for fiscal periods beginning after June 15, 2000. The Company believes that adoption of Statement No. 133 will not have a significant impact on the financial statements of the Company.


Future Considerations
----------------------

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

A prime aspect of the Company's marketing strategy involves targeting customers in the "over 40, low-to-moderate income" market. This redefinition of our target customer from "over 50" to "over 40" has been made possible by the ability of our catalog advertising to reach younger buyers within our traditional list sources. This market, though younger in age than our traditional customer file, is the fastest growing segment of the population. Success of the marketing strategy requires investment in database management, operating systems, prospecting programs, catalog

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1999


Future Considerations - Continued
---------------------

marketing, telephone call centers, internet commerce and, possibly, a second distribution center. Management believes that these investments should improve Blair Corporation's position in new and existing markets and provide opportunities for future earnings growth.


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

The Company has completed an assessment of its IT systems and has been modifying or replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at $750,000 to $850,000 all of which will be expensed as incurred. To date, the Company has incurred and expensed approximately $700,000. The project cost has been funded by cash flow from operations.

The project is estimated to be completed not later than September 30, 1999, which is prior to any anticipated impact on our business operations. The Company believes that with modification to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. At this time, all software has been modified and/or converted but has not been fully tested - testing is approximately 95% complete. The remaining work to be completed includes upgrading two mainframe utility software products, upgrading personal computer operating system software and utilities and final system testing. Again, completion is on schedule for September 30, 1999. If the software installations are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. Operations could be disrupted or stopped for some period of time. Should this occur, the Company would direct all available resources at the situation in order to resolve it in as short a time as possible. At this time, this is the extent of the Company's Year 2000 contingency plan. The contingency plan will be further assessed if completion of the Year 2000 project extends beyond September 30, 1999.

The Company has initiated formal communications with all of its significant suppliers (includes suppliers of non-IT systems) to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company has received favorable response from all of these suppliers, however, there is no guarantee that the systems of suppliers on which the Company relies will be timely converted and would not have an adverse effect on the Company's systems.

Open items include the final installation and testing of two non-IT systems, the tilt tray sorter at the Distribution Center and point of sale terminals at the Company's four stores. These systems are estimated to be in compliance by September 30,1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1999


Impact of Year 2000 - Continued
-------------------


At this time, all major vendors, domestic and foreign, have indicated that they will be Year 2000 compliant by year end 1999. The Company has and will continue to inquire as to the Year 2000 readiness of its suppliers. If the Company determines that a vendor is not Year 2000 compliant, the Company, upon further assessment, may place its business with a different vendor.

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


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Not applicable.

PART II.  OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1999


Item 4.  Submission of Matters to a Vote of Security Holders.

    (a) The Company's Annual Meeting of Stockholders was held April 20, 1999.

    (b) At the Annual Meeting of Stockholders, all of the Company's directors were elected at said meeting, as follows:

          David A. Blair       7,398,722 Votes For,   88,767 Votes Withheld

          Robert W. Blair      7,406,663 Votes For,   80,826 Votes Withheld

          Steven M. Blair      7,400,984 Votes For,   86,505 Votes Withheld

          Robert D. Crowley    7,401,963 Votes For,   85,526 Votes Withheld

          John O. Hanna        7,408,339 Votes For,   79,150 Votes Withheld

          Gerald A. Huber      7,408,839 Votes For,   78,650 Votes Withheld

          Craig N. Johnson     7,404,977 Votes For,   82,512 Votes Withheld

          Murray K. McComas    7,409,096 Votes For,   78,393 Votes Withheld

          Thomas P. McKeever   7,394,765 Votes For,   92,724 Votes Withheld

          Michael J. Samargya  7,400,279 Votes For,   87,210 Votes Withheld

          Kent R. Sivillo      7,401,734 Votes For,   85,755 Votes Withheld

          Blair T. Smoulder    7,401,334 Votes For,   86,155 Votes Withheld

          John E. Zawacki      7,401,963 Votes For,   85,526 Votes Withheld


        Since all of the directors of the Company were elected at the Annual Meeting of Stockholders, there are no directors whose term of office as a director continued after the meeting.

    (c) The following other matter was voted upon at the meeting, and the following number of affirmative votes and negative votes were cast with respect to such matter:

             The reappointment by the Company's Board of Directors of the firm of Ernst & Young LLP. as independent certified public accountants to examine the financial statements and perform the annual audit of the Company for the year ending December 31, 1999 was ratified. This matter received 7,473,798 affirmative votes, 7,484 negative votes and 6,207 votes withheld.

BLAIR CORPORATION AND SUBSIDIARY

June 30, 1999



Item 5.  Other Information
         -----------------

         The company filed a Registration Statement on Form S-8 on August 3, 1999 registering 60,150 shares of the Company's Common Stock which was offered for purchase on August 4, 1999 to selected employees of the Company under and in accordance with the Company's Employee Stock Purchase Plan.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits
         --------
         None

    (b)  Reports on Form 8-K
         --------------------
         The Company (Registrant) filed a Form 8-K on April 14, 1999. Per "Item 5. Other Events" of the Form 8-K, the Registrant announced that it had repurchased 100,000 shares of the Common Stock of the Registrant.

         The Company (Registrant) filed a Form 8-K on May 20, 1999. Per "Item 5. Other Events" of the Form 8-K, the Registrant announced that it had repurchased 156,220 shares of the Common Stock of the Registrant.

                              SIGNATURE
                              ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                               BLAIR CORPORATION
                                       -----------------------------------
                                                 (Registrant)








Date   August 12, 1999            By          KENT R. SIVILLO
-----------------------              ------------------------------------
                                              Kent R. Sivillo
                                      Vice President and Treasurer
                                      (Principal Financial Officer)