Form 10-Q
period 1999-09-30
BLAIR CORP
filed 1999-11-15
CIK 71525

United States
                     Securities and Exchange Commission
                          Washington, D.C. 20549

                                 FORM 10-Q
                                 ---------

              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended September 30, 1999  Commission File Number  1-878
                     ------------------                        -------------




                             BLAIR CORPORATION
----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)




                DELAWARE                               25-0691670
---------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)




  220 HICKORY STREET, WARREN, PENNSYLVANIA              16366-0001
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

As of November 10, 1999 the registrant had outstanding 8,210,023 shares of its common stock without nominal or par value.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1999

CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARY
                                               September 30   December 31
                                                   1999          1998
                                               ------------   ------------
ASSETS
Current assets:
  Cash                                         $  7,557,357   $  3,211,376
  Customer accounts receivable,
    less allowances for doubtful
    accounts and returns of $35,317,323
    in 1999 and $35,474,323 in 1998             149,750,666    158,191,826
  Inventories - Note F
    Merchandise                                  72,749,154    102,152,680
    Advertising and shipping supplies            19,910,004     12,982,870
                                               ------------   ------------
                                                 92,659,158    115,135,550
  Deferred income taxes - Note E                  6,966,000      7,781,000
  Prepaid and refundable federal
    and state taxes                              14,383,241     12,455,216
  Prepaid expenses                                  871,501        344,482
                                               ------------   ------------
Total current assets                            272,187,923    297,119,450

Property, plant and equipment:
  Land                                            1,142,144      1,142,144
  Buildings                                      63,524,405     63,433,347
  Equipment                                      41,290,524     39,255,983
                                               ------------   ------------
                                                105,957,073    103,831,474
  Less allowances for depreciation               59,159,210     55,787,582
                                               ------------   ------------
                                                 46,797,863     48,043,892
Trademarks                                          795,198        849,380
                                               ------------   ------------
                        TOTAL ASSETS           $319,780,984   $346,012,722
                                               ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - Note H                       $  9,450,000   $ 22,750,000
  Trade accounts payable                         51,725,849     52,135,922
  Advance payments from customers                 4,090,259      1,182,829
  Accrued expenses - Note D                      11,179,562     12,074,736
                                               ------------   ------------
Total current liabilities                        76,445,670     88,143,487

Deferred income taxes                             1,145,000      1,368,000

Long-term debt - Note H                          25,000,000     30,000,000

Stockholders' equity:
  Common Stock without par value:
    Authorized 12,000,000 shares;
    issued 10,075,440 shares
    (including shares held
    in treasury) - stated value                     419,810        419,810
  Additional paid-in capital                     14,635,935     14,278,828
  Retained earnings                             243,670,023    240,798,008
                                               ------------   ------------
                                                258,725,768    255,496,646

  Less 1,865,417 shares in 1999 and
    1,168,097 shares in 1998 of
    common stock in treasury - at cost           39,075,558     26,756,067
  Less receivable from Employee Stock
    Purchase Plan                                 2,459,896      2,239,344
                                               ------------   ------------
                                                217,190,314    226,501,235
                                               ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $319,780,984   $346,012,722
                                               ============   ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARY
                                                    Three Months Ended              Nine Months Ended
                                                      September 30                    September 30
                                                   1999           1998            1999           1998
                                               ------------   ------------    ------------   ------------
Net sales                                      $111,652,415   $111,872,529    $367,106,360   $354,486,140
Other income - Note G                             9,916,760      9,669,514      29,243,480     30,174,391
Insurance proceeds - Note M                             -0-      2,800,000             -0-      2,800,000
                                               ------------   ------------    ------------   ------------
                                                121,569,175    124,342,043     396,349,840    387,460,531

Costs and expenses:
    Cost of goods sold                           59,991,630     57,683,795     190,921,849    175,840,448
    Advertising                                  30,310,711     31,882,655      98,046,525     92,564,529
    General and administrative                   27,264,128     26,966,308      80,154,534     78,577,979
    Provision for doubtful accounts               4,900,116      5,055,849      14,837,672     16,372,456
    Interest                                        474,990        448,981       2,180,919      1,508,575
                                               ------------   ------------    ------------   ------------
                                                122,941,575    122,037,588     386,141,499    364,863,987
                                               ------------   ------------    ------------   ------------
    INCOME (LOSS) BEFORE INCOME TAXES            (1,372,400)     2,304,455      10,208,341     22,596,544

Income taxes - Note E                              (640,000)      (284,000)      3,621,000      7,398,000
                                               ------------   ------------    ------------   ------------

                    NET INCOME (LOSS)          $   (732,400)  $  2,588,455    $  6,587,341   $ 15,198,544
                                               ============   ============    ============   ============
Basic and diluted earnings per share
  based on weighted average shares
  outstanding - Note C                                $(.08)         $ .29           $ .79          $1.70
                                                      =====          =====           =====          =====

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARY
                                                    Three Months Ended              Nine Months Ended
                                                       September 30                   September 30
                                                   1999           1998            1999           1998
                                               ------------   ------------    ------------   ------------
Common Stock                                   $    419,810   $    419,810    $    419,810   $    419,810

Additional paid-in capital:
  Balance at beginning of period                 14,262,505     13,193,208      14,278,828     13,230,251
  Issuance (net of forfeitures) of
    Common Stock under Employee Stock
    Purchase Plan                                   373,430      1,085,620         345,107      1,025,989
  Issuance of Common Stock to
    non-employee directors                              -0-            -0-          12,000         22,588
                                               ------------   ------------    ------------    -----------
  Balance at end of period                       14,635,935     14,278,828      14,635,935     14,278,828

Retained earnings:
  Balance at beginning of period                245,633,927    233,791,292     240,798,008    223,868,940
  Net income (loss)                                (732,400)     2,588,455       6,587,341     15,198,544
  Cash dividends declared - Note B               (1,231,504)    (1,336,101)     (3,715,326)    (4,023,838)
                                               ------------   ------------    ------------   ------------
  Balance at end of period                      243,670,023    235,043,646     243,670,023    235,043,646

Treasury Stock:
  Balance at beginning of period                (39,844,165)   (26,144,521)    (26,756,067)   (23,161,169)
  Purchase of treasury stock                            -0-     (1,018,213)    (13,095,634)    (4,001,471)
  Issuance (net of forfeitures) of
    Common Stock under Employee Stock
    Purchase Plan                                   768,607        406,667         761,799        393,536
  Issuance of Common Stock to
    non-employee directors                              -0-            -0-          14,344         13,037
                                               ------------   ------------    ------------    -----------
  Balance at end of period                      (39,075,558)   (26,756,067)    (39,075,558)   (26,756,067)

Receivable from Employee Stock
  Purchase Plan:
    Balance at beginning of period               (2,141,109)    (1,842,374)     (2,239,344)    (1,928,786)
    Issuance (net of forfeitures) of
      Common Stock under Employee Stock
      Purchase Plan                                (372,100)      (508,987)       (360,825)      (494,285)
    Repayments                                       53,313         65,517         140,273        137,227
                                               ------------   ------------    ------------   ------------
    Balance at end of period                     (2,459,896)    (2,285,844)     (2,459,896)    (2,285,844)
                                               ------------   ------------    ------------   ------------
               TOTAL STOCKHOLDERS' EQUITY      $217,190,314   $220,700,373    $217,190,314   $220,700,373
                                               ============   ============    ============   ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARY
                                                      Nine Months Ended
                                                        September 30
                                                    1999          1998
                                               ------------   ------------
OPERATING ACTIVITIES
  Net income                                   $  6,587,341   $ 15,198,544
  Adjustments to reconcile
    net income to net cash
    provided by operating activities:
      Depreciation and amortization               3,762,167      3,772,375
      Provision for doubtful accounts            14,837,672     16,372,456
      Provision for deferred income taxes           592,000      2,680,000
      Changes in operating assets and
        liabilities providing (using) cash:
          Customer accounts receivable           (6,396,512)    (3,520,174)
          Inventories                            22,476,392    (36,348,680)
          Federal and state taxes                (1,928,025)   (11,175,124)
          Prepaid expenses                         (527,019)      (398,454)
          Trade accounts payable                   (410,073)    20,440,860
          Advance payments from customers         2,907,430      2,588,932
          Accrued expenses                         (895,174)     3,649,544
                                               ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES        41,006,199     13,260,279

INVESTING ACTIVITIES
  Purchases of property, plant and equipment     (2,461,956)    (1,224,013)
                                               ------------   ------------
NET CASH (USED IN) INVESTING ACTIVITIES          (2,461,956)    (1,224,013)

FINANCING ACTIVITIES
  Net (repayments) from bank borrowings         (18,300,000)    (1,100,000)
  Dividends paid                                 (3,715,326)    (4,023,838)
  Purchase of Common Stock for treasury         (13,095,634)    (4,001,471)
  Issuance (net of forfeitures) of
    Common Stock under Employee Stock
      Purchase Plan                               1,106,906      1,419,525
  Increase in notes receivable from
    Employee Stock Purchase Plan                   (220,552)      (357,058)
  Issuance of Common Stock to
    non-employee directors                           26,344         35,625
                                               ------------   ------------
NET CASH (USED IN) FINANCING ACTIVITIES         (34,198,262)    (8,027,217)
                                               ------------   ------------

NET INCREASE IN CASH                              4,345,981      4,009,049

Cash at beginning of year                         3,211,376      3,468,483
                                               ------------   ------------
CASH AT END OF PERIOD                          $  7,557,357   $  7,477,532
                                               ============   ============

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1999

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The consolidated  financial statements include the accounts of Blair Corporation
and  its  wholly-owned   subsidiary,   Blair  Holdings,   Inc.  All  significant
intercompany accounts are eliminated upon consolidation.


NOTE B - DIVIDENDS DECLARED
 2-05-98   $.15 per share                    2-05-99   $.15 per share
 4-21-98    .15                              4-20-99    .15
 7-21-98    .15                              7-20-99    .15
10-20-98    .15                             10-19-99    .15

NOTE C - BASIC AND DILUTED EARNINGS PER SHARE
                                Three Months Ended         Nine Months Ended
                                    September 30             September 30
                                1999         1998         1999         1998
                             -----------  -----------  -----------  ------------
Net income                   $  (732,400) $ 2,588,455  $ 6,587,341  $15,198,544
Weighted average
  shares outstanding           8,195,811    8,911,043    8,337,153    8,945,447
Basic and diluted
  earnings per share               $(.08)       $ .29        $ .79        $1.70

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                          September 30   December 31
                                             1999           1998
                                          -----------    -----------
Employee compensation                     $ 8,029,809    $ 7,537,456
Contribution to profit sharing
  and retirement plan                         701,826      2,371,992
Taxes, other than taxes on income             447,440        524,687
Other accrued items                         2,000,487      1,640,601
                                          -----------    -----------
                                          $11,179,562    $12,074,736

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1999

NOTE E - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense (credit) are as follows:
                            Three Months Ended          Nine Months Ended
                               September 30                September 30
                            1999         1998          1999         1998
                         -----------  -----------   -----------  -----------
Currently payable:
  Federal                $(2,549,000) $(2,856,000)  $ 3,102,000  $ 4,533,000
  State                     (644,000)    (697,000)      (73,000)     185,000
                         -----------  -----------   -----------  -----------
                          (3,193,000)  (3,553,000)    3,029,000    4,718,000
Deferred                   2,553,000    3,269,000       592,000    2,680,000
                         -----------  -----------   -----------  -----------
                         $  (640,000) $  (284,000)  $ 3,621,000  $ 7,398,000
                         ===========  ===========   ===========  ===========

The differences between total tax expense (credit) and the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes are as follows:
                                Three Months Ended         Nine Months Ended
                                   September 30              September 30
                                1999         1998         1999         1998
                             -----------  -----------  -----------  -----------
Statutory rate applied to
    pre-tax income (loss)    $  (480,340) $   806,559  $ 3,572,919  $ 7,908,790
State income taxes, net
    of federal tax benefit      (170,950)    (135,850)      10,400      379,600
Insurance proceeds                   -0-     (980,000)         -0-     (980,000)
Other items                       11,290       25,291       37,681       89,610
                             -----------  -----------  -----------   -----------
                             $  (640,000) $  (284,000) $ 3,621,000   $ 7,398,000
                             ===========  ===========  ===========   ===========

Components of the provision for deferred income tax expense are as follows:
                                Three Months Ended         Nine Months Ended
                                   September 30              September 30
                                1999         1998         1999          1998
                             -----------  -----------  -----------  -----------
Advertising costs            $ 3,768,000  $ 3,248,000  $ 2,744,000  $ 2,889,000
Provision for doubtful
  accounts                      (490,000)      71,000     (892,000)     990,000
Provision for estimated
    returns                     (622,000)    (262,000)    (662,000)  (1,230,000)
Other items - net               (103,000)     212,000     (598,000)      31,000
                             -----------  -----------  -----------  -----------
                             $ 2,553,000  $ 3,269,000  $   592,000  $ 2,680,000
                             ===========  ===========  ===========  ===========

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1999

NOTE E - INCOME TAXES - Continued
Components of the deferred tax asset and liability under the liability method as of September 30, 1999 and December 31, 1998 are as follows:
                                        September 30    December 31
                                           1999           1998
                                        -----------    -----------
Current net deferred tax asset:
    Doubtful accounts                   $ 7,805,000    $ 6,913,000
    Returns allowance                     2,485,000      1,823,000
    Inventory obsolescence                2,259,000      1,997,000
    Vacation pay                          1,399,000      1,399,000
    Inventory costs                         168,000        130,000
    Advertising costs                    (7,683,000)    (4,939,000)
    Other items                             533,000        458,000
                                        -----------    -----------
                                        $ 6,966,000    $ 7,781,000
                                        ===========    ===========

Long-term deferred tax liability:
    Property, plant and equipment       $ 1,145,000    $ 1,368,000
                                        ===========    ===========

NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $7,752,000 at September 30, 1999 and $7,662,000 at December 31, 1998, respectively.

NOTE G - OTHER INCOME Other income consists of:
                              Three Months Ended          Nine Months Ended
                                  September 30              September 30
                              1999         1998          1999         1998
                           -----------  -----------  -----------   -----------
Finance charges on time
    payment accounts       $ 7,982,611  $ 7,950,997  $25,138,978   $25,626,182
Commissions earned           1,039,374      631,116    1,968,057     1,690,209
Other items                    894,775    1,087,401    2,136,445     2,858,000
                           -----------  -----------  -----------   -----------
                           $ 9,916,760  $ 9,669,514  $29,243,480   $30,174,391
                           ===========  ===========  ===========   ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1999


NOTE H - FINANCING ARRANGEMENTS
On November 13, 1998, the Company entered into an amended and restated $95,000,000 Revolving Credit Facility, which expires on November 13, 2001. This agreement replaced the $125,000,000 Revolving Credit Facility which expired on November 17, 1998. The interest rate is, at the Company's option, based on a base rate option, swing loan rate option or Euro-rate option as defined in the agreement. The Revolving Credit Facility is unsecured and requires the Company to meet certain covenants as outlined in the agreement. These covenants specifically relate to tangible net worth, maintaining a defined leverage ratio, interest coverage ratio and fixed charge coverage ratio and complying with certain indebtedness restrictions. As of September 30, 1999 and December 31, 1998, the Company was in compliance with all the agreement's covenants. At September 30, 1999, the Company had borrowed $34,450,000 of which $25,000,000 was classified as long-term and at December 31, 1998, $52,750,000 of which $30,000,000 was classified as long-term.

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

September 30, 1999


NOTE L - EMPLOYEE STOCK PURCHASE PLAN
The Company has an Employee Stock Purchase Plan wherein shares of treasury stock may be issued to certain employees at a price established at the discretion of the Employee Stock Purchase Plan Committee. The stock issued under the Plan was 60,150 shares on August 4, 1999 and 50,400 shares on July 27, 1998.

NOTE M - INSURANCE PROCEEDS
The $2,800,000 in insurance proceeds in 1998 resulted from the death of John L. Blair, former President and Chairman of the Company. The Company was the owner and beneficiary of a life insurance policy on Mr. Blair, who died on August 29, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1999


Results of Operations
--------------------

Comparison of Third Quarter 1999 and Third Quarter 1998

The third quarter of 1999 resulted in a net loss of $732,400 as compared to net income of $2,588,455 for the third quarter of 1998. However, the third quarter of 1998 included income from non-recurring insurance proceeds of $2.8 million. Net of the insurance proceeds, the third quarter of 1998 resulted in a net operating loss of $211,545. The third quarter of 1999 was negatively impacted by the disposition of excess inventory (approximately $1.6 million pre-tax inventory writedown and increased volume of sale-priced offerings) and by increased postage costs (approximately $.9 million pre-tax). These increased costs were primarily reflected in cost of goods sold and advertising expense.

Net sales for the third quarter of 1999 were approximately the same (down .2%) as net sales for the third quarter of 1998. Overall, response rates in the third quarter of 1999 were slightly higher than in the third quarter of 1998 and were at expected levels for 1999. Gross sales revenue generated per advertising dollar increased approximately 4.3% in third quarter 1999 as compared to third quarter 1998. The total number of orders shipped increased slightly and the average order size decreased slightly in the third quarter of 1999 from the third quarter of 1998. The provision for returned merchandise as a percentage of gross sales decreased approximately 6% in the third quarter of 1999 as compared to the third quarter of 1998 primarily due to the Company's efforts to improve product quality.

Other income increased 2.6% in the third quarter of 1999 as compared to the third quarter of 1998. Commissions earned on continuity programs were primarily responsible for the increased other income.

There were no insurance proceeds in 1999. Insurance proceeds in the third quarter of 1998 were the result of the Company owned term life policy on John L. Blair, former President and Chairman of the Company. John died on August 29, 1998.

Cost of goods sold as a percentage of net sales increased to 52.7% in the third quarter of 1999 from 51.6% in the third quarter of 1998. Cost of goods sold has been negatively impacted by the disposition of excess inventory (approximately $1.6 million pre-tax inventory writedown) and by increased shipping (postage) costs. Excess inventory had resulted from the Company's transition to a larger catalog operation and lower than expected response in the fourth quarter of 1998 and the first quarter of 1999.

Advertising expense in the third quarter of 1999 decreased 4.9% from the third quarter of 1998. Increased catalog mailings and postal rates were more than offset by decreased letter mailings and co-op and media volume.

The total number of catalog mailings released in the third quarter of 1999 was 3% higher than in the third quarter of 1998 (35.4 million vs. 34.2 million). Catalog mailings from all three product lines, including combined product line offerings, are continually reviewed as to mailing frequency, page density, product content, number of pages and trim size.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1999


Results of Operations - Continued
---------------------

Comparison of Third Quarter 1999 and Third Quarter 1998 - Continued

The total number of letter mailings released in the third quarter of 1999 was 2% less than in the third quarter of 1998 (16.5 million vs. 16.8 million). The increased volume of sale-priced offerings, to help move excess inventory, is included in the third quarter 1999 letter mailings.

Total volume of the co-op and media advertising programs decreased 49% in the third quarter of 1999 as compared to the third quarter of 1998 (108 million vs. 211 million). The Company reduced the volume primarily due to increased costs and/or lower response.

General and administrative expense increased 1.1% in the third quarter of 1999 as compared to the third quarter of 1998. The higher general and administrative expense was primarily the result of a 2.8% increase in wages and benefits. The higher wages and benefits resulted primarily from normal pay increases.

The provision for doubtful accounts as a percentage of credit sales was 11.6% lower in the third quarter of 1999 as compared to the third quarter of 1998. The estimated provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc...), sales mix (prospect / customer) and prior years' experience (delinquencies, accounts over 30 days past due; actual charge-offs, accounts removed from accounts receivable). Prior to 1994, actual charge-offs were consistently below delinquencies. In 1994, this trend reversed itself - actual charge-offs started exceeding delinquencies, resulting in additional provisions in 1995, 1996 and 1997. Now that stronger credit controls have been implemented, provisions for doubtful accounts and delinquencies as a percentage of actual charge-offs have been declining (1998 and 1999). The estimated bad debt rate used for the third quarter of 1999 was approximately 14% less than the estimated bad debt rate used for the third quarter of 1998. At September 30, 1999, the delinquency rate of open accounts receivable was 5% lower than at September 30, 1998. The charge-off rate for the third quarter of 1999 was 20% less than the charge-off rate for the third quarter of 1998. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. Credit granting, collection and behavior models continue to improve and, along with expanding database capabilities, provide valuable credit marketing opportunities.

Interest expense increased 6% in the third quarter of 1999 as compared to the third quarter of 1998. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable and inventories. Higher average inventory levels and the repurchase of Blair Common Stock from the Estate of John L. Blair have been responsible for the increased level of interest expense.

Income taxes as a percentage of the operating losses before income taxes (excludes insurance proceeds in 1998) were 46.6% in the third quarter of 1999 and 57.3% in the third quarter of 1998. The federal income tax rate was 35% in both years. The total income tax rate, in both years, was the result of a decrease in the Company's effective state income tax rate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1999


Results of Operations - Continued
---------------------

Comparison of Nine Month Periods Ended September 30, 1999 and September 30, 1998

Net income for the first nine months of 1999 decreased 57% as compared to the first nine months of 1998. The first nine months of 1999 were negatively impacted by the disposition of excess inventory (approximately $5.3 million pre-tax inventory writedown and increased volume of sales-priced offerings) and by increased postage costs (approximately $2.8 million pre-tax). The first nine months of 1998 included non-recurring insurance proceeds of $2.8 million ($.31 per share).

Net sales for the first nine months of 1999 were 3.6% higher than net sales for the first nine months of 1998. Overall, response rates have been slightly higher in the first nine months of 1999 as compared to the first nine months of 1998. Gross sales revenue generated per advertising dollar decreased 4%. The total number of orders shipped decreased slightly and the average order size increased slightly in the first nine months of 1999 as compared to the first nine months of 1998. The provision for returned merchandise as a percentage of gross sales has improved approximately 10% in the first nine months of 1999 as compared to the first nine months of 1998. The returns improvement in 1999 was primarily due to the Company's efforts to improve product quality and to a change in return policy. The Company stopped refunding shipping and handling charges on returned merchandise during the first quarter of 1998. This return policy is in line with the Company's competitors in the direct marketing industry.

Other income decreased 3% in the first nine months of 1999 as compared to the first nine months of 1998. A 1.9% decrease in finance charges, resulting from strengthened credit procedures, was primarily responsible for the decrease in other income.

There were no insurance proceeds in 1999. Insurance proceeds in 1998 were the result of the Company owned term life policy on John L. Blair, former President and Chairman of the Company. John died on August 29, 1998.

Cost of goods sold as a percentage of net sales increased to 52.0% in the first nine months of 1999 from 49.6% in the first nine months of 1998. Cost of goods sold has been negatively impacted by the disposition of excess inventory
(approximately $5.3 million pre-tax inventory writedown) and by increased shipping (postage) costs. Excess inventory had resulted from the Company's transition to a larger catalog operation and lower than expected response in the fourth quarter of 1998 and the first quarter of 1999.

Advertising expense in the first nine months of 1999 increased 5.9% from the first nine months of 1998. Increased catalog mailings and postal rates were responsible for the higher advertising expense.

The total number of catalog mailings released in the first nine months of 1999 was 11% higher than in the first nine months of 1998 (100.6 million vs. 91.0 million). Catalog mailings from all three product lines, including combined

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1999


Results of Operations - Continued
---------------------

Comparison of Nine Month Periods Ended September 30, 1999 and September 30, 1998 - Continued

product line offerings, are continually reviewed as to mailing frequency, page density, product content, number of pages and trim size.

The total number of letter mailings released in the first nine months of 1999 was 5% less than in the first nine months of 1998 (61.5 million vs. 63.5 million).

Total volume of the co-op and media advertising programs decreased 5% in the first nine months of 1999 as compared to the first nine months of 1998 (878 million vs. 925 million).

General and administrative expense increased 2.0% in the first nine months of 1999 as compared to the first nine months of 1998. Increased wages and benefits (2.2%) and the costs associated with implementing and maintaining expanded database capabilities in marketing, credit management and advertising were primarily responsible for the higher general and administrative expense.

The provision for doubtful accounts as a percentage of credit sales was 17% lower in the first nine months of 1999 as compared to the first nine months of 1998. Due to continued improvement in delinquency and charge off rates, the estimated bad debt rate used for the first nine months of 1999 was approximately 15% less than the estimated bad debt rate used for the first nine months of 1998. At September 30, 1999, the delinquency rate (accounts over 30 days past due) of open accounts receivable was 5% lower than at September 30, 1998. The charge off rate for the first nine months of 1999 was 20% less than the charge off rate for the first nine months of 1998. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts.

Interest expense increased 45% in the first nine months of 1999 as compared to the first nine months of 1998. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable and inventories. Higher average inventory levels and the repurchase of Blair Common Stock from the Estate of John L. Blair have been responsible for the increased level of interest expense.

Income taxes as a percentage of income before income taxes were 35.5% in the first nine months of 1999 and 32.7% in the first nine months of 1998. The federal income tax rate was 35% in both years. The lower total tax rate in 1998 was due to the non-taxable insurance proceeds ($2.8 million).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1999


Liquidity and Sources of Capital
--------------------------------

All working capital and cash requirements were met. In November 1998, the Company entered into a $95,000,000 Revolving Credit Facility, which expires on November 13, 2001. This agreement replaced the $125,000,000 Revolving Credit
Facility which expired on November 17, 1998. The unsecured Revolving Credit Facility requires the Company to meet certain covenants, and as of September 30, 1999 the Company was in compliance with all the covenants. Borrowings outstanding at September 30, 1999 were $34,450,000 of which $25,000,000 was classified as long-term. Borrowings outstanding at December 31, 1998 were $52,750,000 of which $30,000,000 was classified as long-term. Borrowings outstanding at September 30, 1998 were $37,500,000, all classified as current. As of November 10, 1999, the Company's borrowings outstanding totaled $30,000,000.

The ratio of current assets to current liabilities was 3.56 at September 30, 1999, 3.37 at December 31, 1998 and 2.42 at September 30, 1998. Working capital decreased $13,233,710 in the first nine months of 1999 primarily due to the purchase of Common Stock for treasury from the Estate of John L. Blair and the reduction of long-term debt. The 1999 decrease was primarily reflected in decreased inventories and customer accounts receivable more than offsetting decreased notes payable.

Merchandise inventory turnover was 2.3 at September 30, 1999, 2.4 at December 31, 1998 and 2.5 at September 30, 1998. Merchandise inventory as of September 30, 1999 decreased 28.8% from December 31, 1998 and 25.1% from September 30, 1998. Inventory turnover has been impacted by transition to a larger catalog operation, by the continuing efforts to improve customer service, by lower than expected response in the fourth quarter of 1998 and the first quarter of 1999 and, most recently, by increased efforts to move excess inventory.

The Company operates as one business segment consisting of three product lines. Home Products net sales as a percentage of total net sales were 14.8% ($54.4 million) in the first nine months of 1999 as compared to 13.7% ($48.6 million) in the first nine months of 1998. Menswear net sales were 22.0% ($80.8 million) compared to 22.5% ($79.9 million). Womenswear net sales were 63.2% ($231.9 million) compared to 63.8% ($226.0 million). Home Products inventory totaled $12.8 million at September 30, 1999, $18.2 million at December 31, 1998 and $18.0 million at September 30, 1998. Menswear inventory was $21.8 million at September 30, 1999, $26.6 million at December 31, 1998 and $25.0 million at
September 30, 1998. Womenswear inventory was $38.1 million at September 30, 1999, $57.4 million at December 31, 1998 and $54.1 million at September 30, 1998.

The Company looks upon its credit granting (Blair Credit) as a marketing advantage. In the early 1990's, the Company started extending revolving credit to first-time (prospect) buyers - only offered credit to customers prior to this time. Prospects responded. This led to a broad offering of pre-approved lines of credit to prospects in 1995 and 1996. Sales, accounts receivable and bad debts expectedly increased. However, as the receivables aged, bad debts greatly exceeded expected levels. The Company recognized that

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1999


Liquidity and Sources of Capital - Continued
--------------------------------

it didn't have all the necessary credit controls in place and put a hold (second quarter 1996) on pre-approved credit offers and reviewed and strengthened (mid-1996 and on) credit controls. Blair Credit customers, on average, buy more, buy more often and are more loyal than cash and credit card customers. The benefit from the increased sales volume achieved by offering Blair Credit is significant and more than outweighs the cost of the credit program. The cost and/or contribution of the credit program itself can be quickly assessed by comparing finance charges (included in other income) to the provision for doubtful accounts. For the first nine months of 1999, finance charges were $25,138,978 and the provision for doubtful accounts was $14,837,672 (net of $10,301,306) as compared to the first nine months of 1998, finance charges were $25,626,182 and the provision for doubtful accounts was $16,372,456 (net of $9,253,726). This quick assessment does not take into consideration the administrative cost of the credit program (included in general and administrative expense), the cost of money and the increased sales.

The Company has added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $2,461,956 during the first nine months of 1999 and $1,224,013 during the first nine months of 1998. Capital expenditures are projected to be $3.5 million for 1999 and $9 million for 2000. The increased capital expenditures will result primarily from developing our own internet commerce site, from maintaining a higher inventory level, from expanding database capabilities and from developing new product lines. The Company has recently signed a contract with IBM to build our internet commerce site, with phased implementation to begin mid-year 2000.

The Company recently declared a quarterly dividend of $.15 per share payable on December 15, 1999. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an on-going basis. See "Future Considerations".

The Company has, from the fourth quarter of 1996 through the third quarter of 1998, repurchased on the open market 544,730 shares of its Common Stock. In 1999, the Company has repurchased 756,220 shares (500,000 in January, 100,000 in April and 156,220 in May) of its Common Stock from the Estate of John L. Blair.

Future cash needs will be financed by cash flow from operations, the current borrowing arrangement and, if needed, other financing arrangements that may be available to the Company. The Company's current projection of future cash requirements, however, may be affected in the future by numerous factors, including changes in customer payments on accounts receivable, consumer industry credit trends, sales volume, operating cost fluctuations and revised capital spending plans.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1999


Impact of Inflation and Changing Prices
---------------------------------------

Although inflation has moderated in our economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. Profit margins have been pressured by paper cost and postal rate increases. Paper prices were higher in 1998 than in 1997 and have been lower in 1999 than in 1998, but are expected to increase in 2000.
Postal rates increased on January 10, 1999. The Company estimates that the January 10, 1999 postal rate increase will increase the Company's 1999 postage bill by approximately 4.7%.

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

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. Statement No. 133 provides new guidelines for accounting for derivative instruments and requires companies to recognize all derivatives on the balance sheet at fair value. Gains or losses resulting from changes in the values of the derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Statement No. 133 is effective for fiscal periods beginning after June 15, 2000. The Company believes that adoption of Statement No. 133 will not have a significant impact on the financial statements of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1999


Future Considerations
---------------------

The Company is faced with the ever-present challenge of maintaining and expanding the customer file. This involves the acquisition of new customers (prospects), the conversion of new customers to established customers (active repeat buyers) and the retention and/or reactivation of established customers. These actions are vital in growing the business but are being impacted by increased operating costs and a declining labor pool and by increased competition in the retail sector, high levels of consumer debt and varying consumer response rates.

The Company's marketing strategy includes targeting customers in the "40 to 60, low-to-moderate income" market and in the "60+, low-to-moderate income" market (the Company's traditional market). The "40 to 60" market, though younger in age than our traditional market, is the fastest growing segment of the population. Success of the Company's marketing strategy requires investment in database management, operating systems, prospecting programs, catalog marketing, new product lines, telephone call centers, internet commerce and, possibly, a second distribution center. Management believes that these investments should improve Blair Corporation's position in new and existing markets and provide opportunities for future earnings growth.


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

The Company has completed an assessment of its IT systems and has been modifying or replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at $825,000, all of which will be expensed as incurred. To date, the Company has incurred and expensed approximately $800,000. The project cost has been funded by cash flow from operations.

The project is estimated to be completed not later than November 15, 1999. The Company believes that with the modifications to existing software and the conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. At this time, all mainframe software has been modified and/or converted and has been fully tested. The remaining work to be completed is the upgrading of personal computer operating software and utilities. Again, this is expected to be completed by November 15, 1999. If the software installations are not completed timely, the Year

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1999


Impact of Year 2000 -Continued
-------------------

2000 Issue could have a material impact on the operations of the Company. Operations could be disrupted or stopped for some period of time. Should this occur, the Company would direct all available resources at the situation in order to resolve it in as short a time as possible. In order to maintain and enhance the Company's readiness, ongoing testing will be continued through year-end.

The Company has made formal communications with all of its significant suppliers (including suppliers of non-IT systems) to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company has received favorable response from all of these suppliers, however, there is no guarantee that the systems of suppliers on which the Company relies will be timely converted and would not have an adverse effect on the Company's systems.

Open items include the final installation and testing of point of sale terminals at two of the Company's four stores. This non-IT system is expected to be in compliance by early December 1999. The old system can be modified as a backup.

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

September 30, 1999


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Forward-looking   statements  in  this  report,  including  without  limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth, accounts receivable and inventory; and (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARY

September 30, 1999


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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits
         --------
         None

    (b)  Reports on Form 8-K
         -------------------
         The Company (Registrant) filed a Form 8-K on July 22, 1999. Per "Item 5. Other Events" of the Form 8-K, the Registrant announced that, effective December 16, 1999 Mr. Murray K. McComas will resign as President/CEO of the Registrant. Mr. McComas will continue to serve as Chairman of the Registrant's Board of Directors. Mr. John E. Zawacki, currently Vice President/General Manager of the Registrant's Womenswear Division, will succeed Mr. McComas as President/CEO of the Registrant. Mark J. Espin, currently assistant Vice President and Merchandise Director of the Womenswear Division, will succeed Mr. Zawacki as Vice President/General Manager of the Registrant's Womenswear Division.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                        BLAIR CORPORATION
                                                     ------------------------
                                                           (Registrant)







Date   November 10, 1999                          By       Kent R. Sivillo
--------------------------------                      -----------------------
                                                           Kent R. Sivillo
                                                  Vice President and Treasurer
                                                  (Principal Financial Officer)