Form 10-Q/A
period 1999-09-30
BLAIR CORP
filed 1999-11-15
CIK 71525

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

Cost of goods sold as a percentage of net sales increased to 53.7% in the third quarter of 1999 from 51.6% in the third quarter of 1998. Cost of goods sold has been negatively impacted by the disposition of excess inventory (approximately $1.6 million pre-tax inventory writedown) and by increased shipping (postage) costs. Excess inventory had resulted from the Company's transition to a larger catalog operation and lower than expected response in the fourth quarter of 1998 and the first quarter of 1999.

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