Form 10-K
period 1999-12-31
BLAIR CORP
filed 2000-03-17
CIK 71525

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

For the fiscal year ended December 31, 1999         Commission file number 1-878

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ---
         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 25, 2000 was $118,373,747. There were 8,126,469 shares of common stock outstanding as of February 25, 2000, which amount represents the figure reported outstanding by the Company's transfer agent as of the record date (8,156,516 shares) reduced by 30,047 shares repurchased by the Company prior to the record date but not reflected on the books of the transfer agent.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

         Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1999 (the "Annual Report") are incorporated by reference into Part II and Part IV of this Form 10-K. Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I
                                     ------

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

         The Company markets its products mainly by direct mail. Catalogs and letters containing color folders depict the current styles of womenswear (such as coordinates, dresses, tops, pants, skirts, lingerie, sportswear, suits, jackets, outerwear and shoes), menswear (such as suits, shirts, outerwear, active wear, slacks, shoes, and accessories), and home products (such as bedspread ensembles, draperies, furniture covers, area rugs, bath accessories, kitchenware, gifts, collectibles and personal care items) and are mailed directly to existing and prospective customers. Sales of the menswear and womenswear products accounted for approximately 86% of the Company's total sales in 1999, and sales of home products accounted for the remaining 14% (approximately). Media and co-op prospect advertising programs continue to be used as components of the Company's customer acquisition strategy. The Company had minimal presence on the Internet in 1999, less than $2 million in sales, but will be expanding its Internet presence in 2000 as it has contracted with IBM to build an internet commerce site, with phased implementation to begin mid-year 2000.
         Catalog mailings are mailed from commercial printers engaged by the Company and letter mailings originate from the Company's Mailing Center in nearby Irvine, Pennsylvania. Orders for merchandise are processed at the Company corporate offices in Warren, Pennsylvania (telephone orders via the call centers) and orders are filled and mailed from the Company's Distribution Center in Irvine, Pennsylvania. The Company serves customers throughout the fifty states.
         The Company's outlet stores enable it to more efficiently promote and liquidate discontinued, overstocked and returned merchandise. The Delaware retail store is the only Company retail facility located outside of its home state of Pennsylvania.

         The Company considers its merchandise to be low/medium-priced and competes for sales with other direct marketers, retail department stores, specialty shops, discount store chains and e-commerce and multi-channel marketers. The Company competes based on its sales expertise - it's unique combination of product, quality, price, credit, guarantee and service.

         During 1999, the Company continued to broaden its customer information database systems. The marketing and credit departments are continually updated in order to enhance the Company's ability to market to both customers and prospects.

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

         Management believes that these properties are capable of meeting the Company's anticipated needs for the near future. The Company's marketing strategy will possibly require expansion of the Company's distribution and call center capabilities.

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


                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated by reference to page 16 of the Company's 1999 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference to page 16 of the Company's 1999 Annual Report to Stockholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference to pages 17 through 20 of the Company's 1999 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference to pages 10 through 16 of the Company's 1999 Annual Report to Stockholders.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding directors and executive officers of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 17, 2000 (the "2000 Proxy Statement") is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information appearing under the caption "Executive Compensation" in the 2000 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

         Information setting forth the security ownership of certain beneficial owners and management appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 2000 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.


                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

         (a) EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES.
             ------------------------------------------------

         (1) Financial Statements. The Company's consolidated financial statements to be included in Part II, Item 8 are incorporated herein by reference to the Company's 1999 Annual Report to Stockholders, a copy of which accompanies this report on Form 10-K.

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

         (3) List of Exhibits.


             3 (i)   Certificate of Incorporation of the Company
             3 (ii)  Bylaws of the Company
            10       Stock Accumulation and Deferred Compensation Plan for
                     Directors
           *11       Computation of Earnings per Share (incorporated by
                     reference to page 10 of the 1999 Annual Report to
                     Stockholders)
           *13       1999 Annual Report to Stockholders
            21       Subsidiaries of Registrant
           *23       Consents of Experts and Counsel
           *27       Financial Data Schedule
            99       2000 Proxy Statement


         (b) REPORTS ON FORM 8-K.

         The registrant has filed no Forms 8-K during the quarter ended December 31, 1999.

         (c) EXHIBITS.

         All exhibits listed above were previously filed with the Commission, except for those marked with an asterisk, which are being filed with this Form 10-K.

CONFORMED

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     BLAIR CORPORATION
                                                     (Registrant)



Date:  March 17, 2000              By:            /s/ KENT R. SIVILLO
                                                ----------------------------
                                                      Kent R. Sivillo
                                                Vice President and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  March 17, 2000              By:            /s/ MURRAY K. MCCOMAS
                                                ------------------------------
                                                       Murray K. McComas
                                              Chairman of the Board of Directors


Date:  March 17, 2000              By:            /s/ JOHN E. ZAWACKI
                                                ----------------------------
                                                      John E. Zawacki
                                              President, Chief Executive Officer
                                                       and Director
                                                (Principal Executive Officer)


Date:  March 17, 2000              By:            /s/ BLAIR T. SMOULDER
                                                ------------------------------
                                                      Blair T. Smoulder
                                                   Executive Vice President
                                                         and Director


Date:  March 17, 2000              By:            /s/ STEVEN M. BLAIR
                                                ----------------------------
                                                      Steven M. Blair
                                                   Vice President, Order
                                                   Handling, and Director


Date:  March 17, 2000              By:            /s/ DAVID A. BLAIR
                                                ---------------------------
                                                      David A. Blair
                                                  Secretary and Director


Date:  March 17, 2000              By:            /s/ KENT R. SIVILLO
                                                ----------------------------
                                                      Kent R. Sivillo
                                                      Vice President,
                                                   Treasurer and Director
                                                  (Principal Financial and
                                                     Accounting Officer)

Date:  March 17, 2000              By:            /s/ ROBERT D. CROWLEY
                                                ------------------------------
                                                      Robert D. Crowley
                                                  Vice President, Menswear,
                                                         and Director


Date:  March 17, 2000              By:            /s/ THOMAS P. MCKEEVER
                                                -------------------------------
                                                      Thomas P. McKeever
                                               Vice President, Corporate Affairs
                                               and Human Resources, and Director

                           Annual Report on Form 10-K
                         Item 14(a)(1) and (2), and (d)

         List of Financial Statements and Financial Statement Schedules

                        Blair Corporation and Subsidiary
                              Warren, Pennsylvania

                          Year ended December 31, 1999

                        Blair Corporation and Subsidiary

         List of Financial Statements and Financial Statement Schedules

                   Form 10-K -- Item 14(a)(1) and (2), and (d)

The following consolidated financial statements of Blair Corporation, included in the annual report of the registrant to its stockholders for the year ended December 31, 1999, are incorporated by reference in Item 8:

         --    Consolidated Balance Sheets -- December 31, 1999 and 1998

         -- Consolidated Statements of Income -- Years ended December 31, 1999, 1998 and 1997

         -- Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1999, 1998 and 1997

         -- Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998 and 1997

         --    Notes to Consolidated Financial Statements -- December 31, 1999

The following financial statement schedule of Blair Corporation is included in
Item 14(d):

         --    Schedule II -- Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        Blair Corporation and Subsidiary

                                   Schedule II

                        Valuation and Qualifying Accounts
                                December 31, 1999

COLUMN A                                  COLUMN B           COLUMN C           COLUMN D          COLUMN E
---------------------------------------------------------------------------------------------------------------------
                                                            ADDITIONS-
                                          BALANCE AT        CHARGED TO                            BALANCE
DESCRIPTION                               BEGINNING         COSTS AND          DEDUCTIONS-         AT END
                                          OF PERIOD          EXPENSES           DESCRIBE          OF PERIOD
Year ended December 31, 1999:
   Allowance deducted from
   asset account (customer
   accounts receivable):

     For doubtful accounts                $29,224,323      $ 22,468,075(A)    $ 20,203,245(B)    $31,489,153

     For estimated loss on returns          6,250,000        83,262,638         83,020,965(C)      6,431,673
                                          -----------      ------------       ------------       -----------
Totals                                    $35,474,323      $105,730,713       $103,284,210       $37,920,826
                                          ===========      ============       ============       ===========

Year ended December 31, 1998:
   Allowance deducted from
   asset account (customer
   accounts receivable):

     For doubtful accounts                $31,984,888      $ 22,033,466(A)    $ 24,794,032(B)    $29,224,323

     For estimated loss on returns          6,495,000        88,927,593         89,172,593(C)      6,250,000
                                          -----------      ------------       ------------       -----------
Totals                                    $38,479,888      $110,961,059       $113,966,625       $35,474,323
                                          ===========      ============       ============       ===========

Year ended December 31, 1997:
   Allowance deducted from
   asset account (customer
   accounts receivable):

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