Form 10-Q
period 2000-03-31
BLAIR CORP
filed 2000-05-11
CIK 71525

United States
                  Securities and Exchange Commission
                       Washington, D.C. 20549

                              FORM 10-Q
                              ---------

           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934




For the period Ended March 31, 2000  Commission File Number  1-878
                     ---------------                        ---------------




                          BLAIR CORPORATION
---------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)




          DELAWARE                                       25-0691670
---------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)




220 HICKORY STREET, WARREN, PENNSYLVANIA                    16366-0001
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

As of May 9, 2000 the registrant had outstanding 8,007,392 shares of its common stock without nominal or par value.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

March 31, 2000

CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARY
                                                March 31        December 31
                                                  2000              1999
                                              ------------      ------------
ASSETS
Current assets:
  Cash                                        $  4,903,952      $  1,625,236
  Customer accounts receivable,
    less allowances for doubtful
    accounts and returns of $39,861,622
    in 2000 and $37,920,826 in 1999            165,860,789       165,829,079
  Inventories - Note F
    Merchandise                                 69,891,827        68,408,229
    Advertising and shipping supplies           16,060,426        11,639,598
                                              ------------      ------------
                                                85,952,253        80,047,827
  Deferred income taxes - Note E                 9,196,000         9,234,000
  Prepaid and refundable federal
    and state taxes                              5,552,288         7,487,288
  Prepaid expenses                               1,145,314         1,068,936
                                              ------------      ------------
Total current assets                           272,610,596       265,292,366

Property, plant and equipment:
  Land                                           1,142,144         1,142,144
  Buildings                                     63,591,968        63,583,170
  Equipment                                     44,758,178        42,550,368
                                              ------------      ------------
                                               109,492,290       107,275,682
  Less allowances for depreciation              61,661,359        60,390,643
                                              ------------      ------------
                                                47,830,931        46,885,039
Trademarks                                         759,076           777,137
                                              ------------      ------------
                             TOTAL ASSETS     $321,200,603      $312,954,542
                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - Note H                      $ 21,700,000      $ 11,800,000
  Trade accounts payable                        46,775,077        53,245,921
  Advance payments from customers                4,158,882         2,058,651
  Accrued expenses - Note D                     10,006,389        10,742,545
                                              ------------      ------------
Total current liabilities                       82,640,348        77,847,117

Deferred income taxes - Note E                   1,043,000         1,130,000

Long-term debt - Note H                         10,000,000        10,000,000

Stockholders' equity:
  Common Stock without par value:
    Authorized 12,000,000 shares;
    issued 10,075,440 shares
    (including shares held
    in treasury) - stated value                    419,810           419,810
  Additional paid-in capital                    14,578,976        14,625,722
  Retained earnings                            256,880,678       251,163,905
                                              ------------      ------------
                                               271,879,464       266,209,437
  Less 2,050,650 shares in 2000
    and 1,917,574 shares in 1999
    of common stock in treasury - at cost       42,028,258        39,829,081
  Less receivable from Employee Stock
    Purchase Plan                                2,333,951         2,402,931
                                              ------------      ------------
                                               227,517,255       223,977,425
                                              ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $321,200,603      $312,954,542
                                              ============      ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARY



                                                   Three Months Ended
                                                        March 31
                                                  2000              1999
                                              ------------      ------------
Net sales                                     $130,063,638      $122,022,614
Other income - Note G                           10,660,820         8,965,826
                                              ------------       -----------
                                               140,724,458       130,988,440

Costs and expenses:
   Cost of goods sold                           64,034,434        62,274,272
   Advertising                                  29,320,067        33,208,391
   General and administrative                   28,497,903        26,369,424
   Provision for doubtful accounts               7,262,461         4,584,423
   Interest                                        455,437           936,539
                                              ------------      ------------
                                               129,570,302       127,373,049
                                              ------------      ------------
             INCOME BEFORE INCOME TAXES         11,154,156         3,615,391

Income taxes - Note E                            4,216,000         1,294,000
                                              ------------      ------------

                             NET INCOME       $  6,938,156      $  2,321,391
                                              ============      ============

Basic and diluted earnings per share
  based on weighted average shares
  outstanding - Note C                                $.85              $.27
                                                      ====              ====



See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARY




                                                   Three Months Ended
                                                        March 31
                                                  2000              1999
                                              ------------      ------------

Common Stock                                  $    419,810      $    419,810

Additional paid-in capital:
   Balance at beginning of period               14,625,722        14,278,828
   Forfeitures of Common Stock under
      Employee Stock Purchase Plan                 (46,746)          (13,775)
                                              ------------      ------------
   Balance at end of period                     14,578,976        14,265,053

Retained earnings:
   Balance at beginning of period              251,163,905       240,798,008
   Net income                                    6,938,156         2,321,391
   Cash dividends declared - Note B             (1,221,383)       (1,261,057)
                                              ------------      ------------
   Balance at end of period                    256,880,678       241,858,342

Treasury Stock:
   Balance at beginning of period              (39,829,081)      (26,756,067)
   Purchase of 130,876 shares in 2000
     and 500,000 shares in 1999                 (2,182,279)       (9,093,750)
   Forfeitures of Common Stock under
      Employee Stock Purchase Plan                 (16,898)           (3,375)
                                              ------------      ------------
   Balance at end of period                    (42,028,258)      (35,853,192)

Receivable from Employee Stock
  Purchase Plan:
    Balance at beginning of period              (2,402,931)       (2,239,344)
    Forfeitures of Common Stock under
      Employee Stock Purchase Plan                  14,395             3,628
    Repayments                                      54,585            46,455
                                              ------------      ------------
   Balance at end of period                     (2,333,951)       (2,189,261)
                                              ------------      ------------

           TOTAL STOCKHOLDERS' EQUITY         $227,517,255      $218,500,752
                                              ============      ============
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARY
                                                 Three Months Ended
                                                      March 31
                                                2000              1999
                                            ------------      ------------
OPERATING ACTIVITIES
 Net income                                 $  6,938,156      $  2,321,391
 Adjustments to reconcile net income
   to net cash (used in) provided by
   operating activities:
     Depreciation and amortization             1,358,793         1,227,106
     Provision for doubtful accounts           7,262,461         4,584,423
     Provision for deferred income taxes         (49,000)          877,000
     Changes in operating assets and
       liabilities providing (using) cash:
         Customer accounts receivable         (7,294,171)        4,692,433
         Inventories                          (5,904,426)       (1,900,328)
         Federal and state taxes               1,935,000           818,019
         Prepaid expenses                        (76,378)         (155,416)
         Trade accounts payable               (6,470,844)      (12,540,688)
         Advance payments from customers       2,100,231         1,296,806
         Accrued expenses                       (736,156)       (1,608,909)
                                            ------------      ------------
NET CASH (USED IN) OPERATING ACTIVITIES         (936,334)         (388,163)

INVESTING ACTIVITIES
  Purchases of property,
    plant and equipment                       (2,286,624)         (655,190)
                                            ------------      ------------
NET CASH (USED IN) INVESTING ACTIVITIES       (2,286,624)         (655,190)

FINANCING ACTIVITIES
  Net proceeds from bank borrowings            9,900,000        17,550,000
  Dividend paid                               (1,221,383)       (1,261,057)
  Purchase of Common Stock for treasury       (2,182,279)       (9,093,750)
  Decrease in notes receivable from
    Employee Stock Purchase Plan                   5,336            32,933
                                            ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES      6,501,674         7,228,126
                                            ------------      ------------

NET INCREASE IN CASH                           3,278,716         6,184,773

Cash at beginning of year                      1,625,236         3,211,376
                                            ------------      ------------

                  CASH AT END OF PERIOD     $  4,903,952      $  9,396,149
                                            ============      ============

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARY

March 31, 2000

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The consolidated financial statements include the accounts of Blair Corporation and its wholly-owned subsidiary, Blair Holdings, Inc., a Delaware corporation. All significant intercompany accounts are eliminated upon consolidation.

NOTE B - DIVIDENDS DECLARED
 2-05-99   $ .15 per share                            2-08-00   $ .15 per share
 4-20-99     .15                                      4-18-00     .15
 7-20-99     .15
10-19-99     .15

NOTE C - BASIC AND DILUTED EARNINGS PER SHARE
                                                  Three Months Ended
                                                       March 31
                                                 2000             1999
                                              -----------      -----------
Net income                                    $ 6,938,156      $ 2,321,391
Weighted average shares outstanding             8,115,214        8,532,131
Basic and diluted earnings per share                 $.85            $.27

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                               March 31        December 31
                                                 2000             1999
                                              -----------      -----------
Employee compensation                         $ 5,951,678      $ 7,145,761
Contribution to profit sharing
  and retirement plan feature                     747,276        1,630,652
Taxes, other than taxes on income               1,109,726          285,775
Other accrued items                             2,197,709        1,680,357
                                              -----------      -----------
                                              $10,006,389      $10,742,545
                                              ===========      ===========

BLAIR CORPORATION AND SUBSIDIARY

March 31, 2000

NOTE E - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense are as follows:
                                                   Three Months Ended
                                                        March 31
                                                  2000            1999
                                              -----------      -----------
Currently payable:
  Federal                                     $ 4,026,000      $   526,000
  State                                           239,000         (109,000)
                                              -----------      -----------
                                                4,265,000          417,000
Deferred                                          (49,000)         877,000
                                              -----------      -----------
                                              $ 4,216,000      $ 1,294,000
                                              ===========      ===========

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                                                  Three Months Ended
                                                        March 31
                                                 2000             1999
                                              -----------      -----------
Statutory rate applied to
   pre-tax income                             $ 3,903,955      $ 1,265,387
State income taxes, net
   of federal tax benefit                         306,150           14,300
Other items                                         5,895           14,313
                                              -----------      -----------
                                              $ 4,216,000      $ 1,294,000
                                              ===========      ===========

Components of the provision for deferred income tax (credit) expense are as follows:
                                                   Three Months Ended
                                                        March 31
                                                 2000             1999
                                              -----------      -----------
Advertising costs                             $ 1,803,000      $ 1,256,000
Provision for doubtful accounts                  (855,000)          89,000
Provision for estimated returns                  (909,000)        (321,000)
Other items - net                                 (88,000)        (147,000)
                                              -----------      -----------
                                              $   (49,000)     $   877,000
                                              ===========      ===========

BLAIR CORPORATION AND SUBSIDIARY

March 31, 2000


Components of the deferred tax asset and liability under the liability method as of March 31, 2000 and December 31, 1999 are as follows:
                                                March 31       December 31
                                                 2000             1999
                                              -----------      -----------
Current net deferred tax asset:
   Doubtful accounts                          $ 9,997,000      $ 9,142,000
   Returns allowances                           2,491,000        1,582,000
   Inventory obsolescence                       1,676,000        1,551,000
   Inventory costs                             (1,110,000)      (1,166,000)
   Vacation pay                                 1,419,000        1,440,000
   Advertising costs                           (6,215,000)      (4,412,000)
   Other items                                    938,000        1,097,000
                                              -----------      -----------
                                              $ 9,196,000      $ 9,234,000
                                              ===========      ===========
Long-term deferred tax liability:
   Property, plant and equipment              $ 1,043,000      $ 1,130,000
                                              ===========      ===========


NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $7,929,000 at March 31, 2000 and $7,869,000 at December 31, 1999, respectively.

NOTE G - OTHER INCOME
Other income consists of:
                                                   Three Months Ended
                                                        March 31
                                                  2000             1999
                                               -----------      -----------
Finance charges on time
   payment accounts                            $ 9,056,564      $ 8,456,343
Commissions earned                                 741,268           23,172
Other items                                        862,988          486,311
                                               -----------      -----------
                                               $10,660,820      $ 8,965,826
                                               ===========      ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.

BLAIR CORPORATION AND SUBSIDIARY

March 31, 2000


NOTE H - FINANCING ARRANGEMENTS
On November 13, 1998, the Company entered into an amended and restated $95,000,000 Revolving Credit Facility, which expires on November 13, 2001. This agreement replaced the $125,000,000 Revolving Credit Facility which expired on November 17, 1998. The interest rate is, at the Company's option, based on a base rate option, swing loan rate option or Euro-rate option as defined in the agreement. The Revolving Credit Facility is unsecured and requires the Company to meet certain covenants as outlined in the agreement. These covenants specifically relate to tangible net worth, maintaining a defined leverage ratio, interest coverage ratio and fixed charge coverage ratio and complying with certain indebtedness restrictions. As of March 31, 2000 and December 31, 1999, the Company was in compliance with all the agreement's covenants. At March 31, 2000, the Company had borrowed $31,700,000 of which $10,000,000 was classified as long-term and at December 31, 1999, $21,800,000 of which $10,000,000 was classified as long-term. As of May 9, 2000, the Company's borrowings outstanding totaled $25,000,000.

NOTE I - NEW ACCOUNTING PRONOUNCEMENT

Accounting for Derivative Instruments and Hedging Activities
In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 provides new guidelines for derivative instruments. SFAS 133 requires companies to recognize all derivatives on the balance sheet at fair value. Gains or losses resulting from changes in the values of the derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal periods beginning after June 15, 2000. Management believes the adoption of this Statement will not have a significant impact on the financial statements of the Company as the Company has not invested in derivative instruments.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

March 31, 2000


Results of Operations
---------------------

Comparison of First Quarter 2000 and First Quarter 1999

Net income for the first quarter of 2000 increased 199% as compared to the first quarter of 1999. Results for the first quarter of 2000 reflect increased response rates to catalog and letter style mailings, lower return levels and reduced liquidation costs as compared to a year ago.

Net sales for the first quarter of 2000 were 6.6% higher than net sales for the first quarter of 1999. Response rates in the first quarter of 2000 were higher than in the first quarter of 1999. Response rates exceeded expected levels in the 2000 first quarter but were below expected levels in the 1999 first quarter. Gross sales revenue generated per advertising dollar increased approximately 21%. The total number of orders shipped increased while the average order size decreased slightly in the first quarter of 2000 from the first quarter of 1999. The provision for returned merchandise as a percentage of gross sales decreased approximately 3% in the first quarter of 2000 as compared to the first quarter of 1999 primarily due to the Company's efforts to improve product quality and sizing.

Other income increased approximately 19% in the first quarter of 2000 as compared to the first quarter of 1999. Increased finance charges (higher Blair Easy Payment Plan credit sales) and commissions earned (higher continuity program sales) were primarily responsible for the increase in other income.

Cost of goods sold as a percentage of net sales decreased to 49.2% in the first quarter of 2000 from 51.0% in the first quarter of 1999. Cost of goods sold in the first quarter of 1999 was negatively impacted by the disposition of excess inventory. Merchandise inventory in the first quarter of 2000 was down over 30% from the first quarter of 1999.

Advertising expense in the first quarter of 2000 decreased 11.7% from the first quarter of 1999. Reductions in catalog mailings and co-op and media volume were primarily responsible for the reduced advertising expense. Improved predictive modeling techniques applied to the Company's marketing database information make it possible to reduce advertising volume yet maintain and/or grow order volume.

The total number of catalog mailings released in the first quarter of 2000 was 22% less than in the first quarter of 1999 (25.0 million vs. 32.1 million). Catalog mailings, including combined product line offerings, are continually reviewed as to mailing frequency, page density, product content, number of pages and trim size.

The total number of letter mailings released in the first quarter of 2000 was 23% more than in the first quarter of 1999 (23.2 million vs. 18.9 million). Letter mailings tend to be more productive when targeting the Company's older (60+) women customers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 2000


Results of Operations - Continued
---------------------

Comparison of First Quarter 2000 and First Quarter 1999 - Continued

Total volume of the co-op and media advertising programs decreased 31% in the first quarter of 2000 as compared to the first quarter of 1999 (340 million vs. 492 million). The Company has reduced the volume primarily due to increased cost and/or lower response.

General and administrative expense increased 8.1% in the first quarter of 2000 as compared to the first quarter of 1999. The higher general and administrative expense was primarily the result of a 10.4% increase in wages and benefits. The higher wages and benefits resulted from normal pay increases, from new hires to help support our marketing strategy and from increases in corporate income related benefits.

The provision for doubtful accounts as a percentage of credit sales increased 22.5% in the first quarter of 2000 as compared to the first quarter of 1999. The estimated provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and prior years' experience (delinquencies, accounts over 30 days past due; actual charge-offs, accounts removed from accounts receivable). Prior to 1994, actual charge-offs were consistently below delinquencies. In 1994, this trend reversed itself - actual charge-offs started exceeding delinquencies, resulting in additional provisions in 1995, 1996 and 1997. Once stronger credit controls were implemented, provisions for doubtful accounts and delinquencies as a percentage of actual charge-offs declined in 1998 and 1999. The estimated bad debt rate used for the first quarter of 2000 was approximately 19% higher than the bad debt rate used for the first quarter of 1999. The estimated bad debt rate increased primarily due to a larger credit marketing program to prospects and a larger continuity sales program. Both programs result in higher bad debts. At March 31, 2000, the delinquency rate of open accounts receivable was approximately 8% higher than at March 31, 1999. This again was the result of increased prospect and continuity sales programs. The delinquency rate for established credit customers was approximately 1% lower (95.9% of open receivables at March 31, 2000, 98.3% at March 31, 1999) while the delinquency rate for prospects increased 12%. The charge-off rate for the first quarter of 2000 was 4.5% less than the charge-off rate for the first quarter of 1999. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. Credit granting, collection and behavior models continue to improve and, along with expanding database capabilities, provide valuable credit marketing opportunities.

Interest expense decreased 51% in the first quarter of 2000 as compared to the first quarter of 1999. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable and inventories. Lower inventory levels in the first quarter of 2000 and the purchase of Blair Common Stock from the Estate of John L. Blair in the first quarter of 1999 were primarily responsible for the reduction in interest expense.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 2000


Results of Operations - Continued
---------------------

Comparison of First Quarter 2000 and First Quarter 1999 - Continued

Income taxes as a percentage of income before income taxes were 37.8% in the first quarter of 2000 and 35.8% in the first quarter of 1999. The federal income tax rate was 35% in both years. The increase in the total income tax rate was caused by a change in the Company's effective state income tax rate.


Liquidity and Sources of Capital
--------------------------------

All working capital and cash requirements were met. In November 1998, the Company entered into an amended and restated $95,000,000 Revolving Credit Facility, which expires on November 13, 2001. This agreement replaced the $125,000,000 Revolving Credit Facility which expired on November 17, 1998. The unsecured Revolving Credit Facility requires the company to meet certain covenants, and as of March 31, 2000 the Company was in compliance with all the covenants. Borrowings outstanding at March 31, 2000 were $31,700,000 of which $10,000,000 was classified as long-term. Borrowings outstanding at December 31, 1999 were $21,800,000 of which $10,000,000 was classified as long-term. As of May 9, 2000, the Company's borrowings outstanding totaled $25,000,000.

The ratio of current assets to current  liabilities  was 3.30 at March 31, 2000,
3.41 at December 31, 1999 and 3.17 at March 31, 1999. Working capital increased $2,524,999 in the first quarter of 2000 primarily due to the higher net income. The 2000 increase was primarily reflected in increased inventories and decreased trade accounts payable more than offsetting increased notes payable.

Merchandise inventory turnover was 2.8 at March 31, 2000, 2.5 at December 31, 1999 and 2.3 at March 31, 1999. Merchandise inventory as of March 31, 2000 increased 2.2% from December 31, 1999 and decreased 31% from March 31, 1999. Inventory turnover has improved due to the Company's movement of excess inventory in 1999 and better than expected response rates in the fourth quarter of 1999 and first quarter of 2000.

An operating segment is identified as a component of an enterprise for which separate financial information is available for evaluation by the chief decision maker, or decision making group, in deciding on how to allocate resources and assess performance. The Company operates as one business segment consisting of three product lines. Home Products net sales as a percentage of total net sales were 13.6% ($17.6 million) in the first quarter of 2000 as compared to 14.4% ($17.5 million) in the first quarter of 1999. Menswear net sales were 18.7%
($24.4 million) compared to 22.9% ($27.9 million). Womenswear net sales were 67.7% ($88.0 million) compared to 62.7% ($76.6 million). Home Products merchandise inventory totaled $16.7 million at March 31, 2000, $11.3 million at December 31, 1999 and $17.7 million at March 31, 1999. Menswear merchandise inventory was $16.0 million at March 31, 2000, $16.9 million at December 31, 1999 and $28.5 million at March 31, 1999. Womenswear merchandise inventory was $37.2 million at March 31, 2000, $40.2 million at December 31, 1999 and $55.2 million at March 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 2000


Liquidity and Sources of Capital- Continued
--------------------------------

The Company looks upon its credit granting (Blair Credit) as a marketing advantage. In the early 1990's, the Company started extending revolving credit to first-time (prospect) buyers. Blair Credit was offered only to established customers prior to this time. Prospects responded. This led to a broad offering of pre-approved lines of credit to prospects in 1995 and 1996. Sales, accounts receivable and bad debts expectedly increased. However, as the receivables aged, bad debts greatly exceeded expected levels. The Company recognized that it didn't have all the necessary credit controls in place and put a hold (second quarter 1996) on pre-approved credit offers and reviewed and strengthened (mid-1996 and on) credit controls. Blair Credit customers, on average, buy more, buy more often and are more loyal than cash and credit card customers. The benefit from the increased sales volume achieved by offering Blair Credit is significant and more than outweighs the cost of the credit program. The cost and/or contribution of the credit program itself can be quickly assessed by comparing finance charges (included in other income) to the provision for doubtful accounts. For the first quarter of 2000, finance charges were $9,056,564 and the provision for doubtful accounts was $7,262,461 (net of $1,794,103) as compared to the first quarter of 1999, finance charges were $8,456,343 and the provision for doubtful accounts was $4,584,423 (net of $3,871,920). This assessment does not take into consideration the administrative cost of the credit program (included in general and administrative expense), the cost of money and the increased sales. The Company's gross credit sales increased 25.5% in the first quarter of 2000 as compared to the first quarter of 1999.

The Company has added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $2,286,624 during the first quarter of 2000 and $655,190 during the first quarter of 1999. Capital expenditures are projected to be $9 million for the year 2000, $5 million for the year 2001 and $4 million for the year 2002. The increased capital expenditures will result primarily from developing our own Internet commerce site, from maintaining a higher inventory level, from expanding database capabilities, from developing new product lines and from installing new financial and operational software systems. The Company has signed a contract with IBM to build our Internet commerce site, with phased implementation to begin mid-year 2000.

The Company recently declared a quarterly dividend of $.15 per share payable on June 15, 2000. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an on-going basis. See "Future Considerations."

The Company has, from the fourth quarter of 1996 through the first quarter of 2000, repurchased a total of 1,483,742 shares of its Common Stock - 727,522 shares purchased on the open market and 756,220 shares from the Estate of john
L. Blair. In 1999, the Company purchased the 756,220 shares from the Estate of John L. Blair (500,000 in January, 100,000 in April and 156,220 in May) and

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 2000


Liquidity and Sources of Capital- Continued
--------------------------------

51,907 shares on the open market (November and December). In the first quarter of 2000, the Company purchased 130,876 shares on the open market. The reduction in shares outstanding, due to the repurchase of shares for treasury, caused earnings per share to increase by approximately $.04 in the first quarter of 2000.

Future cash needs will be financed by cash flow from operations, the current borrowing arrangement and, if needed, other financing arrangements that may be available to the Company. The Company's current projection of future cash requirements, however, may be affected in the future by numerous factors, including changes in customer payments on accounts receivable, consumer credit industry trends, sales volume, operating cost fluctuations, revised capital spending plans and unplanned capital spending.


Impact of Inflation and Changing Price
--------------------------------------

Although inflation has moderated in our economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. Profit margins have been pressured by paper cost and postal rate increases. Paper prices were higher in 1998 than in 1997 and were lower in 1999 than in 1998, but are expected to increase in 2000. Postal rates increased on January 10, 1999. The Company's estimates that the January 10, 1999 postal rate increase raised the Company's 1999 postage bill by 4.7% (approximately $3.9 million pre-tax). Postal rates may increase again in 2001.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 2000


Accounting Pronouncement
------------------------

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. Statement No. 133 provides new guidelines for accounting for derivative instruments and requires companies to recognize all derivatives on the balance sheet at fair value. Gains or losses resulting from changes in the values of the derivative would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Statement No. 133 is effective for fiscal periods beginning after June 15, 2000. The Company believes that adoption of Statement No. 133 will not have an impact on the financial statements of the Company as the Company has not invested in derivative instruments.


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

The Company's marketing strategy includes targeting customers in the "40 to 60, low-to-moderate income" market and in the "60+, low-to-moderate income" market. The "40 to 60" market, is the fastest growing segment of the population. Success of the Company's marketing strategy requires investment in database management, financial and operating systems, prospecting programs, catalog marketing, new product lines, telephone call centers, Internet commerce and, possibly, a second distribution center. Management believes that these investments should improve Blair Corporation's position in new and existing markets and provide opportunities for future earnings growth.

Impact of Year 2000
-------------------

The Company has not experience any disruptions of its business operations due to the Year 2000 issue. Minor computer system problems were corrected over the New Year's holiday weekend. No problems have occurred in our dealings with our suppliers. The absence of Year 2000 problems to date doesn't guarantee that a problem or problems couldn't arise in the future. The total Year 2000 project cost the Company $825,000, all of which was expensed as incurred.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

March 31, 2000


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

March 31, 2000


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits
         --------
         None

     (b) Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the quarter ended March 31,
         2000

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   BLAIR CORPORATION
                                          ----------------------------------
                                                     (Registrant)











Date   May 9, 2000                             By        KENT R. SIVILLO
---------------------------------                  -----------------------
                                                         Kent R. Sivillo
                                                  Vice President and Treasurer
                                                  (Principal Financial Officer)