Form 10-Q
period 2000-06-30
BLAIR CORP
filed 2000-08-14
CIK 71525

United States
                   Securities and Exchange Commission
                        Washington, D.C. 20549

                               FORM 10-Q
                               ---------

            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended June 30, 2000  Commission File Number  1-878
                     --------------                        ---------------




                           BLAIR CORPORATION
--------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)



            DELAWARE                             25-0691670
--------------------------------------------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)            Identification No.)



 220 HICKORY STREET, WARREN, PENNSYLVANIA           16366-0001
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

As of August 10, 2000 the registrant had outstanding 8,024,717 shares of its common stock without nominal or par value.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2000

CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARY
                                                  June 30       December 31
                                                   2000             1999
                                               ------------     ------------
ASSETS
Current assets:
  Cash                                         $  3,584,018     $  1,625,236
  Customer accounts receivable,
    less allowances for doubtful
    accounts and returns of
    $41,200,054 in 2000 and
    $37,920,826 in 1999                         170,508,731      165,829,079
  Inventories - Note F
    Merchandise                                  63,352,465       68,408,229
    Advertising and shipping supplies             9,236,252       11,639,598
                                               ------------     ------------
                                                 72,588,717       80,047,827
  Deferred income taxes - Note E                 12,920,000        9,234,000
  Prepaid federal and state taxes                       -0-        7,487,288
  Prepaid expenses                                1,538,740        1,068,936
                                               ------------     ------------
Total current assets                            261,140,206      265,292,366

Property, plant and equipment:
  Land                                            1,142,144        1,142,144
  Buildings                                      63,591,968       63,583,170
  Equipment                                      48,601,323       42,550,368
                                               ------------     ------------
                                                113,335,435      107,275,682
  Less allowances for depreciation               62,947,761       60,390,643
                                               ------------     ------------
                                                 50,387,674       46,885,039
Trademarks                                          741,016          777,137
                                               ------------     ------------
                          TOTAL ASSETS         $312,268,896     $312,954,542
                                               ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - Note H                       $ 10,350,000     $ 11,800,000
  Trade accounts payable                         40,679,975       53,245,921
  Advance payments from customers                 3,304,313        2,058,651
  Accrued federal and state taxes                   910,483              -0-
  Accrued expenses - Note D                      12,717,797       10,742,545
                                               ------------     ------------
Total current liabilities                        67,962,568       77,847,117

Deferred income taxes                               969,000        1,130,000

Long-term debt - Note H                          10,000,000       10,000,000

Stockholders' equity:
  Common Stock without par value:
    Authorized 12,000,000 shares;
    issued 10,075,440 shares
    (including shares held in
    treasury) - stated value                        419,810          419,810
  Additional paid-in capital                     14,552,382       14,625,722
  Retained earnings                             263,968,830      251,163,905
                                               ------------     ------------
                                                278,941,022      266,209,437
  Less 2,117,975 shares in 2000
    and 1,917,574 shares in 1999
    of common stock in treasury - at cost        43,332,138       39,829,081
  Less receivable from Employee Stock
     Purchase Plan                                2,271,556        2,402,931
                                               ------------     ------------
                                                233,337,328      223,977,425
                                               ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $312,268,896     $312,954,542
                                               ============     ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARY





                                                    Three Months Ended                    Six Months Ended
                                                          June 30                              June 30
                                                   2000             1999               2000             1999
                                               ------------     ------------       ------------     ------------
Net sales                                      $157,063,466     $133,431,331       $287,127,104     $255,453,945
Other income - Note G                            11,723,180       10,360,894         22,384,000       19,326,720
                                               ------------    -------------       ------------     ------------
                                                168,786,646      143,792,225        309,511,104      274,780,665

Costs and expenses:
  Cost of goods sold                             77,373,075       68,655,947        141,407,509      130,930,219
  Advertising                                    36,866,122       34,527,423         66,186,189       67,735,814
  General and administrative                     31,704,364       26,520,982         60,202,267       52,890,406
  Provision for doubtful accounts                 9,058,607        5,353,133         16,321,068        9,937,556
  Interest                                          424,108          769,390            879,545        1,705,929
                                               ------------     ------------       ------------     ------------
                                                155,426,276      135,826,875        284,996,578      263,199,924
                                               ------------     ------------       ------------     ------------
                INCOME BEFORE INCOME TAXES       13,360,370        7,965,350         24,514,526       11,580,741

Income taxes - Note E                             5,074,000        2,967,000          9,290,000        4,261,000
                                               ------------     ------------       ------------     ------------

                                NET INCOME     $  8,286,370     $  4,998,350       $ 15,224,526     $  7,319,741
                                               ============     ============       ============     ============

Basic and diluted earnings per share
  based on weighted average shares
  outstanding - Note C                                $1.04            $ .60              $1.89            $ .87
                                                      =====            =====              =====            =====



See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARY

                                                    Three Months Ended                    Six Months Ended
                                                          June 30                             June 30
                                                   2000             1999               2000             1999
                                               ------------     ------------       ------------     ------------
Common Stock                                   $    419,810     $    419,810       $    419,810     $    419,810

Additional paid-in capital:
  Balance at beginning of period                 14,578,976       14,265,053         14,625,722       14,278,828
  Issuance of Common Stock to
    non-employee directors                              441           12,000                441           12,000
  Forfeitures of Common Stock under
    Employee Stock Purchase Plan                    (27,035)         (14,548)           (73,781)         (28,323)
                                               ------------     ------------       ------------     ------------
  Balance at end of period                       14,552,382       14,262,505         14,552,382       14,262,505

Retained Earnings:
  Balance at beginning of period                256,880,678      241,858,342        251,163,905      240,798,008
  Net income                                      8,286,370        4,998,350         15,224,526        7,319,741
  Cash dividends declared - Note B               (1,198,218)      (1,222,765)        (2,419,601)      (2,483,822)
                                               ------------     ------------       ------------     ------------
  Balance at end of period                      263,968,830      245,633,927        263,968,830      245,633,927

Treasury Stock:
  Balance at beginning of period                (42,028,258)     (35,853,192)       (39,829,081)     (26,756,067)
  Purchase of Common Stock for treasury          (1,318,943)      (4,001,884)        (3,501,222)     (13,095,634)
  Issuance of Common Stock to
    non-employee directors                           22,434           14,344             22,434           14,344
  Forfeitures of Common Stock under
    Employee Stock Purchase Plan                     (7,371)          (3,433)           (24,269)          (6,808)
                                               ------------     ------------       ------------     ------------
  Balance at end of period                      (43,332,138)     (39,844,165)       (43,332,138)     (39,844,165)

Receivable from Employee Stock Purchase Plan:
  Balance at beginning of period                 (2,333,951)      (2,189,261)        (2,402,931)      (2,239,344)
  Forfeitures of Common Stock under
    Employee Stock Purchase Plan                      7,975            5,775             22,370           11,275
  Repayments                                         54,420           42,377            109,005           86,960
                                               ------------     ------------       ------------     ------------
  Balance at end of period                       (2,271,556)      (2,141,109)        (2,271,556)      (2,141,109)
                                               ------------     ------------       ------------     ------------

              TOTAL STOCKHOLDERS' EQUITY       $233,337,328     $218,330,968       $233,337,328     $218,330,968
                                               ============     ============       ============     ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARY
                                                    Six Months Ended
                                                         June 30
                                                   2000             1999
                                               ------------     ------------
OPERATING ACTIVITIES
  Net income                                   $ 15,224,526     $  7,319,741
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization               2,744,902        2,476,152
      Provision for doubtful accounts            16,321,068        9,937,556
      Provision for deferred income taxes        (3,847,000)      (1,961,000)
      Changes in operating assets and
        liabilities providing (using) cash:
          Customer accounts receivable          (21,000,720)      (1,818,538)
          Inventories                             7,459,110       31,467,233
          Federal and state taxes                 8,397,771        6,002,018
          Prepaid expenses                         (469,804)        (235,103)
          Trade accounts payable                (12,565,946)     (21,160,060)
          Advance payments from customers         1,245,662        1,508,055
          Accrued expenses                        1,975,252       (2,390,552)
                                               ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES        15,484,821       31,145,502

INVESTING ACTIVITIES
  Purchases of property, plant and equipment     (6,211,416)      (1,317,911)
                                               ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES            (6,211,416)      (1,317,911)

FINANCING ACTIVITIES
  Net repayments of bank borrowings              (1,450,000)      (7,750,000)
  Dividends paid                                 (2,419,601)      (2,483,822)
  Purchase of Common Stock for treasury          (3,501,222)     (13,095,634)
  Issuance of Common Stock to non-employee
    directors                                        22,875           26,344
  Forfeitures of Common Stock under
    Employee Stock Purchase Plan                    (75,680)         (23,856)
  Payments on receivable from
    Employee Stock Purchase Plan                    109,005           86,960
                                               ------------     ------------
NET CASH USED IN FINANCING ACTIVITIES            (7,314,623)     (23,240,008)
                                               ------------     ------------

INCREASE IN CASH                                  1,958,782        6,587,583

Cash at beginning of year                         1,625,236        3,211,376
                                               ------------     ------------
                      CASH AT END OF PERIOD    $  3,584,018     $  9,798,959
                                               ============     ============

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2000

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The consolidated  financial statements include the accounts of Blair Corporation
and  its  wholly-owned   subsidiary,   Blair  Holdings,   Inc.  All  significant
intercompany accounts are eliminated upon consolidation.


NOTE B - DIVIDENDS DECLARED
 2-05-99   $.15 per share              2-08-00   $.15 per share
 4-20-99    .15                        4-18-00    .15
 7-20-99    .15                        7-18-00    .15
10-19-99    .15

NOTE C - BASIC AND DILUTED EARNINGS PER SHARE
                             Three Months Ended           Six Months Ended
                                  June 30                     June 30
                            2000          1999           2000          1999
                         -----------   -----------   ------------    -----------
Net income               $ 8,286,370   $ 4,998,350   $ 15,224,526   $ 7,319,741
Weighted average shares
  outstanding              7,991,961     8,254,521      8,057,701     8,391,402
Basic and diluted earnings
  per share                    $1.04         $ .60          $1.89         $ .87

NOTE D - ACCRUED EXPENSES Accrued expenses consist of:
                                         June 30     December 31
                                          2000          1999
                                       -----------   -----------
Employee compensation                  $ 8,244,653   $ 7,145,761
Contribution to profit sharing
  and retirement plan                    1,641,473     1,630,652
Taxes, other than taxes on income          831,437       285,775
Other accrued items                      2,000,234     1,680,357
                                       -----------   -----------
                                       $12,717,797   $10,742,545
                                       ===========   ===========

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2000

NOTE E - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense are as follows:
                             Three Months Ended          Six Months Ended
                                  June 30                     June 30
                            2000          1999          2000           1999
                         -----------   -----------   -----------    -----------
Currently payable:
  Federal                $ 7,791,000   $ 5,125,000   $11,817,000    $ 5,651,000
  State                    1,081,000       680,000     1,320,000        571,000
                         -----------   -----------   -----------    -----------
                           8,872,000     5,805,000    13,137,000      6,222,000
Deferred credit           (3,798,000)   (2,838,000)   (3,847,000)    (1,961,000)
                         -----------   -----------   -----------    -----------
                         $ 5,074,000   $ 2,967,000   $ 9,290,000    $ 4,261,000
                         ===========   ===========   ===========    ===========


The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                             Three Months Ended           Six Months Ended
                                  June 30                     June 30
                            2000          1999          2000           1999
                         -----------   -----------   -----------    -----------
Statutory rate applied
to pre-tax income        $ 4,676,130   $ 2,787,872   $ 8,580,084    $ 4,053,259
State income taxes,
  net of federal tax
  benefit                    386,100       167,050       692,250        181,350
Other items                   11,770        12,078        17,666         26,391
                         -----------   -----------   -----------    -----------
                         $ 5,074,000   $ 2,967,000   $ 9,290,000    $ 4,261,000
                         ===========   ===========   ===========    ===========

Components of the provision for deferred income tax credit are as follows:
                              Three Months Ended         Six Months Ended
                                  June 30                     June 30
                             2000         1999          2000           1999
                         -----------   -----------   -----------   ------------
Provision for estimated
  returns                $   (44,000)  $  (281,000)  $   865,000    $    40,000
Provision for doubtful
  accounts                   886,000       491,000     1,741,000        402,000
Advertising costs          2,691,000     2,280,000       888,000      1,024,000
Other items - net            265,000       348,000       353,000        495,000
                         -----------   -----------   -----------    -----------
                         $ 3,798,000   $ 2,838,000   $ 3,847,000    $ 1,961,000
                         ===========   ===========   ===========    ===========

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2000

NOTE E - INCOME TAXES - Continued
Components of the deferred tax assets and liability under the liability method as of June 30, 2000 and December 31, 1999 are as follows:
                                         June 30     December 31
                                          2000          1999
                                       -----------   -----------
Current net deferred tax assets:
  Doubtful accounts                    $10,883,000   $ 9,142,000
  Returns allowances                     2,447,000     1,582,000
  Inventory obsolescence                 1,948,000     1,551,000
  Inventory costs                       (1,110,000)   (1,166,000)
  Vacation pay                           1,419,000     1,440,000
  Advertising costs                     (3,524,000)   (4,412,000)
  Other items                              857,000     1,097,000
                                       -----------   -----------
                                       $12,920,000   $ 9,234,000
                                       ===========   ===========

Long-term deferred tax liability:
  Property, plant and equipment        $   969,000   $ 1,130,000
                                       ===========   ===========

NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $7,989,000 at June 30, 2000 and $7,869,000 at December 31, 1999, respectively.

NOTE G - OTHER INCOME Other income consists of:
                             Three Months Ended          Six Months Ended
                                  June 30                     June 30
                            2000          1999          2000           1999
                         -----------   -----------   -----------    -----------
Finance charges on time
  payment accounts       $ 9,496,722   $ 8,700,024   $18,553,286    $17,156,367
Commissions earned         1,004,132       905,511     1,745,400        928,683
Other items                1,222,326       755,359     2,085,314      1,241,670
                         -----------   -----------   -----------    -----------
                         $11,723,180   $10,360,894   $22,384,000    $19,326,720
                         ===========   ===========   ===========    ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2000


NOTE H - FINANCING ARRANGEMENTS
On November 13, 1998, the Company entered into an amended and restated $95,000,000 Revolving Credit Facility, which expires on November 13, 2001. This agreement replaced the $125,000,000 Revolving Credit Facility which expired on November 17, 1998. The interest rate is, at the Company's option, based on a base rate option, swing loan rate option or Euro-rate option as defined in the agreement. The Revolving Credit Facility is unsecured and requires the Company to meet certain covenants as outlined in the agreement. These covenants specifically relate to tangible net worth, maintaining a defined leverage ratio, interest coverage ratio and fixed charge coverage ratio and complying with certain indebtedness restrictions. As of June 30, 2000 and December 31, 1999, the Company was in compliance with all the agreement's covenants. At June 30, 2000, the Company had borrowed $20,350,000 of which $10,000,000 was classified as long-term and at December 31, 1999, $21,800,000 of which $10,000,000 was classified as long-term. As of August 10, 2000, the Company's borrowings outstanding totaled $20,000,000.

NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

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

Revenue Recognition in Financial Statements In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This SAB formalizes the SEC's position on application of revenue recognition rules. Adoption of this SAB is for the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes that adoption of the provision of this SAB will not have a material impact on the Company's results of operations.

NOTE J - CONTINGENCIES
The Company is involved in certain items of litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome will not have a material effect on the Company's financial condition or results of operations.

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2000


NOTE K - USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE L - EMPLOYEE STOCK PURCHASE PLAN
The Company has an Employee Stock Purchase Plan wherein shares of treasury stock may be issued to certain employees at a price established at the discretion of the Employee Stock Purchase Plan Committee. The stock issued under the Plan was 31,852 shares on July 19, 2000 and 60,150 shares on August 4, 1999.

NOTE M - OMNIBUS STOCK PLAN
The Company has an Omnibus Stock Plan that gives the Company the ability to offer a variety of equity based awards to persons who are key to the Company's growth, development and financial success. Awards are valued in accordance with the terms and conditions of the Omnibus Stock Plan as determined by the Omnibus Stock Plan Committee. Restricted stock awards totaling 35,400 shares of treasury stock were issued to certain employees on July 19, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2000


Results of Operations
---------------------

Comparison of Second Quarter 2000 and Second Quarter 1999

Net income for the second quarter of 2000 increased 66% as compared to the second quarter of 1999. Results for the second quarter of 2000 reflect increased response rates to catalog and letter style mailings, lower return levels and reduced liquidation costs as compared to the second quarter of 1999. Increased response rates are greatly attributable to the Company's improved target marketing capabilities; the Company has the ability to leverage the marketing and credit information contained in the corporate database.

Record net sales were achieved in the second quarter of 2000. Net sales for the second quarter of 2000 were 17.7% higher than net sales for the second quarter of 1999. Response rates exceeded expected levels in the second quarter of 2000 but were below expected levels in the second quarter of 1999. Gross sales revenue generated per advertising dollar increased 8.4%, catalog mailings increased 22% and letter style mailings increased 19%. The total number of orders shipped increased significantly while the average order size decreased slightly in the second quarter of 2000 as compared to the second quarter of 1999. The provision for returned merchandise as a percentage of gross sales decreased approximately 9% in the second quarter of 2000 as compared to the second quarter of 1999 primarily due to the Company's efforts to improve product quality and sizing.

Other income increased approximately 13% in the second quarter of 2000 as compared to the second quarter of 1999. Increased finance charges, resulting from higher Blair Easy Payment Plan credit sales and accounts receivable, were primarily responsible for the increase in other income.

Cost of goods sold as a percentage of net sales decreased to 49.3% in the second quarter of 2000 from 51.5% in the second quarter of 1999. Cost of goods sold in the second quarter of 2000 was favorably impacted by lower return levels and reduced liquidation costs as compared to the second quarter of 1999. Merchandise inventory at June 30, 2000 was down 13.8% from June 30, 1999.

Advertising expense in the second quarter of 2000 increased 6.8% from the second quarter of 1999. Increases in catalog and letter style mailings were primarily responsible for the increased advertising expense. Improved predictive modeling techniques applied to the Company's marketing database information make it possible to maintain and/or grow order volume on a reduced advertising volume.

The total number of catalog mailings released in the second quarter of 2000 was 22% more than in the second quarter of 1999 (40.6 million vs. 33.2 million). Catalog mailings, including combined product line offerings, are continually reviewed as to mailing frequency, page density, product content, number of pages and trim size.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2000


Results of Operations - Continued
---------------------

Comparison of Second Quarter 2000 and Second Quarter 1999 -
Continued

The total number of letter style mailings released in the second quarter of 2000 was 19% more than in the second quarter of 1999 (30.9 million vs. 26.1 million). Letter mailings tend to be more productive when targeting the Company's older (60+) women customers.

Total volume of the co-op and media advertising programs decreased 1% in the second quarter of 2000 as compared to the second quarter of 1999 (275 million vs. 277 million). The Company has reduced the volume primarily due to increased cost and/or lower response.

General and administrative expense increased 19.5% in the second quarter of 2000 as compared to the second quarter of 1999. The higher general and administrative expense was primarily the result of an 18.4% increase in wages and benefits. The higher wages and benefits resulted from normal pay increases, from new hires to help support our marketing strategy and from increases in benefits tied to corporate income.

The provision for doubtful accounts as a percentage of credit sales increased 34.8% in the second quarter of 2000 as compared to the second quarter of 1999. The estimated provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and prior years' experience (delinquencies, accounts over 30 days past due; actual charge-offs, accounts removed from accounts receivable). Prior to 1994, actual charge-offs were consistently below delinquencies. In 1994, this trend reversed itself - actual charge-offs started exceeding delinquencies, resulting in additional provisions for doubtful accounts in 1995, 1996 and 1997. Once stronger credit controls were implemented, provisions for doubtful accounts and delinquencies as a percentage of actual charge-offs declined in 1998 and 1999. The estimated bad debt rate used for the second quarter of 2000 was approximately 29% higher than the bad debt rate used for the second quarter of 1999. The estimated bad debt rate increased primarily due to a larger credit marketing program to prospects and a larger continuity sales program. Both programs result in higher bad debts. At June 30, 2000, the delinquency rate of open accounts receivable was approximately 10% higher than at June 30, 1999. This again was the result of increased prospect and continuity sales programs. The delinquency rate was approximately 1% higher for established credit customers (95.5% of open receivables at June 30, 2000, 98.3% at June 30, 1999) while the delinquency rate for prospects increased 9%. The charge-off rate for the second quarter of 2000 was 32% more than the charge-off rate for the second quarter of 1999, primarily due to a larger credit marketing program to prospects. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. Credit granting, collection and behavior models continue to improve and, along with expanding database capabilities, provide valuable credit marketing opportunities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2000


Results of Operations - Continued
---------------------

Comparison of Second Quarter 2000 and Second Quarter 1999 -
Continued

Interest expense decreased 45% in the second quarter of 2000 as compared to the second quarter of 1999. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable and inventories. Improved inventory and accounts receivable turns were primarily responsible for the reduction in interest expense.

Income taxes as a percentage of income before income taxes were 38.0% in the second quarter of 2000 and 37.2% in the second quarter of 1999. The federal income tax rate was 35% in both years. The increase in the total income tax rate was caused by a change in the Company's effective state income tax rate.


Comparison of Six Month Periods Ended June 30, 2000 and June
30, 1999

Net income for the first six months of 2000 increased 108% as compared to the first six months of 1999. Results for the six months of 2000 reflect increased response rates to catalog and letter style mailings, lower return levels and reduced liquidation costs as compared to the first six months of 1999.

Record net sales were achieved in the first six months of 2000. Net sales for the first six months of 2000 were 12.4% higher than net sales for the first six months of 1999. Response rates exceeded expected levels in the six months of 2000 but were below expected levels in the first six months of 1999. Gross sales revenue generated per advertising dollar increased 14.2%, catalog mailings increased .4% and letter style mailings increased 20%. The total number of orders shipped increased significantly while the average order size decreased slightly in the first six months of 2000 as compared to the first six months of 1999. The provision for returned merchandise as a percentage of gross sales decreased 6.5% in the first six months of 2000 as compared to the first six months of 1999 primarily due to the Company's efforts to improve product quality and sizing.

Other income increased approximately 16% in the six months of 2000 as compared to the first six months of 1999. Increased finance charges (higher Blair Easy Payment Plan credit sales and customer accounts receivable) and commissions earned (higher continuity program sales) were primarily responsible for the increase in other income.

Cost of goods sold as a percentage of net sales decreased to 49.3% in the six months of 2000 from 51.3% in the first six months of 1999. Cost of goods sold in 2000 was favorably impacted by lower return levels and reduced liquidation costs as compared to the first six months of 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2000


Results of Operations - Continued
---------------------

Comparison of Six Month Periods Ended June 30, 2000 and June 30,
1999 - Continued

Advertising expense for the six months of 2000 was 2.3% less than for the first six months of 1999. Reductions in co-op and media volume and in printing costs were primarily responsible for the reduced advertising costs. Larger production runs have brought down the average print cost for catalog and letter style mailings.

The total number of catalog mailings released in the six months of 2000 was .4% more than in the first six months of 1999 (65.5 million vs. 65.3 million). Catalog mailings, including combined product line offerings, are continually reviewed as to mailing frequency, page density, product content, number of pages and trim size.

The total number of letter mailings released in the six months of 2000 was 20% more than in the first six months of 1999 (54.1 million vs. 45.0 million). Letter mailings tend to be more productive when targeting the Company's older (60+) women customers.

Total volume of the co-op and media advertising programs decreased 20% in the first six months of 2000 as compared to the first six months of 1999 (614 million vs. 769 million). The Company has reduced the volume primarily due to increased cost and/or lower response.

General and administrative expense increased 13.8% in the first half of 2000 as compared to the first half of 1999. The higher general and administrative expense was primarily the result of a 14.4% increase in wages and benefits. The higher wages and benefits resulted from normal pay increases, from new hires to help support our marketing strategy and from increases in benefits tied to corporate income.

The provision for doubtful accounts as a percentage of credit sales increased 29.2% in the first six months of 2000 as compared to the first six months of 1999. The estimated provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and prior years' experience (delinquencies, accounts over 30 days past due; actual charge-offs, accounts removed from accounts receivable). Prior to 1994, actual charge-offs were consistently below delinquencies. In
1994, this trend reversed itself - actual charge-offs started exceeding delinquencies, resulting in additional provisions in 1995, 1996 and 1997. Once stronger credit controls were implemented, provisions for doubtful accounts and delinquencies as a percentage of actual charge-offs declined in 1998 and 1999. The estimated bad debt rate used for the first six months of 2000 was approximately 25% higher than the bad debt rate used for the first six months of 1999. The estimated bad debt rate increased primarily due to a larger credit marketing program to prospects and a larger continuity sales program. Both programs result in higher bad debts. At June 30, 2000, the delinquency rate of open accounts receivable was approximately 10% higher than at June 30, 1999. This again was the result of increased prospect and continuity sales programs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2000


Results of Operations - Continued
---------------------

Comparison of Six Month Periods Ended June 30, 2000 and June 30,
1999 - Continued

The delinquency rate was approximately 1% higher for established credit customers (95.5% of open receivables at June 30, 2000, 98.3% at June 30,
1999) while the delinquency rate for prospects increased 9%. The charge-off rate for the first six months of 2000 was 9.6% less than the charge-off rate for the first six months of 1999. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. Credit granting, collection and behavior models continue to improve and, along with expanding database capabilities, provide valuable credit marketing opportunities.

Interest expense decreased 48% in the first six months of 2000 as compared to the first six months of 1999. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable and inventories. The purchase of Blair Common Stock from the Estate of John L. Blair in the first half of 1999 and improved inventory and accounts receivable turns in 2000 were primarily responsible for the reduction in interest expense.

Income taxes as a percentage of income before income taxes were 37.9% in the first six months of 2000 and 36.8% in the first six months of 1999. The federal income tax rate was 35% in both years. The increase in the total income tax rate was caused by a change in the Company's effective state income tax rate.


Liquidity and Sources of Capital
--------------------------------

All working capital and cash requirements were met. In November 1998, the Company entered into an amended and restated $95,000,000 Revolving Credit Facility, which expires on November 13, 2001. This agreement replaced the $125,000,000 Revolving Credit Facility which expired on November 17, 1998. The unsecured Revolving Credit Facility requires the Company to meet certain covenants, and as of June 30, 2000 the Company was in compliance with all the covenants. Borrowings outstanding at June 30, 2000 were $20,350,000 of which $10,000,000 was classified as long-term. Borrowings outstanding at December 31, 1999 were $21,800,000 of which $10,000,000 was classified as long-term. As of August 10, 2000, the Company's borrowings outstanding totaled $20,000,000.

The ratio of current  assets to current  liabilities  was 3.84 at June 30, 2000,
3.41 at December 31, 1999 and 4.46 at June 30, 1999. Working capital increased $5,732,389 in the first six months of 2000 primarily due to the higher net income. The 2000 increase was primarily reflected in increased customer accounts receivable and decreased trade accounts payable more than offsetting decreased inventories and prepaid federal and state taxes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2000


Liquidity and Sources of Capital - Continued
--------------------------------

Merchandise inventory turnover was 3.0 at June 30, 2000, 2.5 at December 31, 1999 and 2.3 at June 30, 1999. Merchandise inventory as of June 30, 2000 decreased 7.4% from December 31, 1999 and 13.8% from June 30, 1999. Inventory turnover has improved due to the Company's movement of excess inventory in 1999 and better than expected response rates in the fourth quarter of 1999 and first six months of 2000.

An operating segment is identified as a component of an enterprise for which separate financial information is available for evaluation by the chief decision maker, or decision making group, in deciding on how to allocate resources and assess performance. The Company operates as one business segment consisting of three product lines. A fourth product line, Crossing Pointe, will be added in the third quarter of 2000. Crossing Pointe is expected to become a significant revenue source over the next few years. Home Products net sales as a percentage of total net sales were 14.0% ($40.1 million) in the first six months of 2000 as compared to 14.2% ($36.3 million) in the first six months of 1999. Menswear net sales were 19.6% ($56.2 million) as compared to 23.4% ($59.8 million). Womenswear net sales were 66.4%, ($190.8 million) as compared to 62.4% ($159.4 million). Home Products inventory totaled $17.0 million at June 30, 2000, $11.3 million at December 31, 1999 and $12.6 million at June 30, 1999. Menswear merchandise inventory was $13.7 million at June 30, 2000, $16.9 million at December 31, 1999 and $21.5 million at June 30, 1999. Womenswear merchandise inventory was $31.4 million at June 30, 2000, $40.2 million at December 31, 1999 and $39.5 million at June 30, 1999. Crossing Pointe merchandise inventory totaled $1.2 million at June 30, 2000.

The Company looks upon its credit granting (Blair Credit) as a marketing advantage. In the early 1990's, the Company started extending revolving credit to first-time (prospect) buyers. Blair Credit was offered only to established customers prior to that time. Prospects responded. This led to a broad offering of pre-approved lines of credit to prospects in 1995 and 1996. Sales, accounts receivable and bad debts expectedly increased. However, as the receivables aged, bad debts greatly exceeded expected levels. The Company recognized that it didn't have all the necessary credit controls in place and put a hold (second quarter 1996) on pre-approved credit offers and reviewed and strengthened (mid-1996 and on) credit controls. Blair Credit customers, on average, buy more, buy more often and are more loyal than cash and credit card customers. The benefit from the increased sales volume achieved by offering Blair Credit is significant and more than outweighs the cost of the credit program. The cost and/or contribution of the credit program itself can be quickly assessed by comparing finance charges (included in other income) to the provision for doubtful accounts. For the first six months of 2000, finance charges were $18,553,286 and the provision for doubtful accounts was $16,321,068 (net of $2,232,218) as compared to the first six months of 1999, finance charges were $17,156,367 and the provision for doubtful accounts was $9,937,556 (net of $7,218,811). This assessment does not take into consideration the administrative cost of the credit program (included in general and administrative expense), the cost of money and the increased

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2000


Liquidity and Sources of Capital - Continued
--------------------------------

sales. The Company's gross credit sales increased 26% in the first six months of 2000 as compared to the first six months of 1999.

The Company has added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $6,211,416 during the first six months of 2000 and $1,317,911 during the first six months of 1999. Capital expenditures are projected to be $9 million to $12 million for the year 2000, $5 million for the year 2001 and $4 million for the year 2002. The increased capital expenditures will result primarily from developing our own Internet commerce site, from maintaining a higher inventory level, from expanding database capabilities, from developing new product lines, from expanding customer service capabilities and from installing new financial and operational software systems. The Company has signed a contract with IBM to build our Internet commerce site, with phased implementation to begin in the third quarter of 2000.

The Company recently declared a quarterly dividend of $.15 per share payable on September 15, 2000. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an on-going basis. See "Future Considerations."

The Company has, from the fourth quarter of 1996 through the first six months of 2000, repurchased a total of 1,551,467 shares of its Common Stock - 795,247 shares purchased on the open market and 756,220 shares from the Estate of John
L. Blair. In 1999, the Company purchased the 756,220 shares from the Estate of John L. Blair (500,000 in January, 100,000 in April and 156,220 in May) and 51,907 shares on the open market (November and December). In the first six months of 2000, the Company purchased 198,601 shares on the open market. The reduction in shares outstanding, due to the repurchase of shares for treasury, caused earnings per share to increase by approximately $.08 in the first six months of 2000.

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

June 30, 2000


Impact of Inflation and Changing Prices
---------------------------------------

Although inflation has moderated in our economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. Profit margins have been pressured by paper cost and postal rate increases. Paper prices were higher in 1998 than in 1997 and were lower in 1999 than in 1998, but are increasing in 2000. Postal rates increased on January 10, 1999. The Company estimates that the January 10, 1999 postal rate increase raised the Company's 1999 postage bill by 4.7% (approximately $3.9 million pre-tax). Postal rates may increase again in 2001.

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

In December 1999, the Securities and Exchange Commisssion issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Bulletin No. 101 formalizes the SEC's position on application of revenue recognition rules. Bulletin No. 101 becomes effective for the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes that adoption of Bulletin No. 101 will not have a material impact on the Company's results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2000


Future Considerations
---------------------

The Company is faced with the ever-present challenge of maintaining and expanding the customer file. This involves the acquisition of new customers (prospects), the conversion of new customers to established customers (active repeat buyers) and the retention and/or reactivation of established customers. These actions are vital in growing the business but are being impacted by increased operating costs, a declining labor pool, increased competition in the retail sector, high levels of consumer debt and varying consumer response rates.

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


Impact of Year 2000
-------------------

The Company has not experienced any disruptions of its business operations due to the Year 2000 issue. Minor computer system problems were corrected over the New Year's holiday weekend. No problems have occurred in our dealings with our suppliers. The absence of Year 2000 problems to date doesn't guarantee that a problem or problems couldn't arise in the future. The total Year 2000 project cost the Company $825,000, all of which was expensed as incurred.

Safe Harbor Statement Under the Private Securities Litigation Reform
Act of 1995
-----------------------------------------------------------------------------

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

June 30, 2000


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

    (a)  The Company's Annual Meeting of Stockholders was held April 18, 2000.

    (b) At the Annual Meeting of Stockholders, all of the Company's directors were elected at said meeting, as follows:

          David A. Blair      6,720,714 Votes For,  377,094 Votes Withheld

          Robert W. Blair     6,935,098 Votes For,  162,710 Votes Withheld

          Steven M. Blair     6,920,094 Votes For,  177,714 Votes Withheld

          Robert D. Crowley   6,984,444 Votes For,  113,364 Votes Withheld

          John O. Hanna       6,965,475 Votes For,  132,333 Vote  Withheld

          Gerald A. Huber     6,966,370 Votes For,  131,438 Votes Withheld

          Craig N. Johnson    6,964,380 Votes For,  133,428 Votes Withheld

          Murray K. McComas   6,969,273 Votes For,  128,535 Votes Withheld

          Thomas P. McKeever  6,971,028 Votes For,  126,780 Votes Withheld

          Kent R. Sivillo     6,985,803 Votes For,  112,005 Votes Withheld

          Blair T. Smoulder   6,961,839 Votes For,  135,969 Votes Withheld

          John E. Zawacki     6,614,509 Votes For,  483,299 Votes Withheld


        Since all of the directors of the Company were elected at the Annual Meeting of Stockholders, there are no directors whose term of office as a director continued after the meeting.

    (c) The following other matters were voted upon at the meeting, and the following number of affirmative votes and negative votes were cast with respect to each such matter:

             The reappointment by the Company's Board of Directors of the firm of Ernst & Young LLP as independent certified public accountants to examine the financial statements and perform the annual audit of the Company for the year ending December 31, 2000 was ratified. This matter received 7,073,802 affirmative votes, 14,848 negative votes and 9,158 votes withheld.

             The Blair Corporation Omnibus Stock Plan was approved. This matter received 5,005,267 affirmative votes, 153,765 negative votes, 61,560 votes withheld and 1,877,216 non-votes.

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2000



Item 5.  Other Information
         -----------------

        The company filed a Registration Statement on Form S-8 on July 19, 2000 registering 47,150 shares of the Company's Common Stock. Of this amount, 31,852 shares were offered for purchase to selected employees of the Company under and in accordance with the Company's Employee Stock Purchase Plan.

        The company filed a Registration Statement on Form S-8 on July 19, 2000 registering 750,000 shares of the Company's Common Stock. Of this amount, 35,400 shares were offered for purchase to selected employees of the Company under and in accordance with the Company's Omnibus Stock Plan.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits
         --------
         3(i)  Restated Certificate of Incorporation*
         3(ii) Amended Bylaws of Blair Corporation**
         11    Statement regarding computation of per share earnings***
         27    Financial Data Schedule

    (b)  Reports on Form 8-K
         -------------------
         No  reports on Form 8-K were filed  during the  quarter  ended June 30,
         2000







-------------------------------

*Incorporated by reference to Exhibit A to the Quarterly Report on Form 10-Q of the Company dated August 1, 1995 (SEC File No. 1-878).

**Incorporated by reference to Exhibit 4.3 to the Form S-8 Registration Statement dated July 19, 2000 (SEC File No. 333-41770)

***Incorporated by reference to Note C herein.

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                              BLAIR CORPORATION
                                         ---------------------------
                                                (Registrant)











Date   August 10, 2000            By        KENT R. SIVILLO
-------------------------             --------------------------------
                                            Kent R. Sivillo
                                      Vice President and Treasurer
                                     (Principal Financial Officer)