Form 10-Q
period 2000-09-30
BLAIR CORP
filed 2000-11-14
CIK 71525

United States
                  Securities and Exchange Commission
                       Washington, D.C. 20549

                              FORM 10-Q
                              ---------

          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended September 30, 2000  Commission File Number  1-878
                     ------------------                        ----------




                           BLAIR CORPORATION
--------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)




               DELAWARE                         25-0691670
--------------------------------------------------------------------------
  (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)             Identification No.)




    220 HICKORY STREET, WARREN, PENNSYLVANIA         16366-0001
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

As of November 10, 2000 the registrant had outstanding 8,004,573 shares of its common stock without nominal or par value.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2000

CONSOLIDATED BALANCE SHEETS                                               -3-

BLAIR CORPORATION AND SUBSIDIARY
                                            September 30     December 31
                                                2000             1999
                                            ------------     ------------
ASSETS
Current assets:
  Cash                                      $  3,855,418     $  1,625,236
  Customer accounts receivable,
    less allowances for doubtful
    accounts and returns of $43,063,711
    in 2000 and $37,920,826 in 1999          160,763,888      165,829,079
  Inventories - Note F
    Merchandise                               84,570,819       68,408,229
    Advertising and shipping supplies         18,832,875       11,639,598
                                            ------------     ------------
                                             103,403,694       80,047,827
  Deferred income taxes - Note E              10,698,000        9,234,000
  Prepaid and refundable federal
    and state taxes                            2,729,977        7,487,288
  Prepaid expenses                               874,910        1,068,936
                                            ------------     ------------
Total current assets                         282,325,887      265,292,366

Property, plant and equipment:
  Land                                         1,142,144        1,142,144
  Buildings                                   64,090,518       63,583,170
  Equipment                                   51,568,142       42,550,368
                                            ------------     ------------
                                             116,800,804      107,275,682
  Less allowances for depreciation            64,622,748       60,390,643
                                            ------------     ------------
                                              52,178,056       46,885,039
Trademarks                                       722,955          777,137
                                            ------------     ------------
                              TOTAL ASSETS  $335,226,898     $312,954,542
                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - Note H                    $ 17,300,000     $ 11,800,000
  Trade accounts payable                      58,216,921       53,245,921
  Advance payments from customers              3,542,372        2,058,651
  Accrued expenses - Note D                   12,937,695       10,742,545
                                            ------------     ------------
Total current liabilities                     91,996,988       77,847,117

Deferred income taxes                            902,000        1,130,000

Long-term debt - Note H                       10,000,000       10,000,000

Stockholders' equity:
  Common Stock without par value:
    Authorized 12,000,000 shares;
    issued 10,075,440 shares
    (including shares held
    in treasury) - stated value                  419,810          419,810
   Additional paid-in capital                 14,607,384       14,625,722
   Retained earnings                         261,991,705      251,163,905
                                            ------------     ------------
                                             277,018,899      266,209,437

   Less 2,051,123 shares in 2000
     and 1,917,574 shares in 1999 of
     common stock in treasury - at cost       42,050,463       39,829,081
   Less receivable from stock plans            2,640,526        2,402,931
                                            ------------     ------------
                                             232,327,910      223,977,425
                                            ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $335,226,898     $312,954,542
                                            ============     ============

See accompanying notes.



CONSOLIDATED STATEMENTS OF INCOME                                                          -4-

BLAIR CORPORATION AND SUBSIDIARY




                                                  Three Months Ended                Nine Months Ended
                                                     September 30                     September 30
                                                2000             1999             2000             1999
                                            ------------     ------------     ------------     ------------


Net sales                                   $115,183,322     $111,652,415     $402,310,426     $367,106,360
Other income - Note G                         11,077,735        9,916,760       33,461,735       29,243,480
                                            ------------     ------------     ------------     ------------
                                             126,261,057      121,569,175      435,772,161      396,349,840

Costs and expenses:
  Cost of goods sold                          57,529,507       59,991,630      198,937,016      190,921,849
  Advertising                                 30,660,837       30,310,711       96,847,026       98,046,525
  General and administrative                  30,974,991       27,264,128       91,177,258       80,154,534
  Provision for doubtful accounts              8,132,343        4,900,116       24,453,411       14,837,672
  Interest                                       385,856          474,990        1,265,401        2,180,919
                                            ------------     ------------     ------------     ------------
                                             127,683,534      122,941,575      412,680,112      386,141,499
                                            ------------     ------------     ------------     ------------
         INCOME (LOSS) BEFORE INCOME TAXES    (1,422,477)      (1,372,400)      23,092,049       10,208,341

Income taxes - Note E                           (649,000)        (640,000)       8,641,000        3,621,000
                                            ------------     ------------     ------------     ------------

                         NET INCOME (LOSS)  $   (773,477)    $   (732,400)    $ 14,451,049     $  6,587,341
                                            ============     ============     ============     ============

Basic and diluted earnings per share based on
  weighted average shares outstanding - Note C    $ (.09)          $ (.08)           $1.80            $ .79
                                                  ======           ======            =====            =====



See accompanying notes.




CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                            -5-
BLAIR CORPORATION AND SUBSIDIARY




                                                   Three Months Ended               Nine Months Ended
                                                     September 30                     September 30
                                                 2000            1999             2000             1999
                                            ------------     ------------     ------------     ------------

Common Stock                                $    419,810     $    419,810     $    419,810     $    419,810

Additional paid-in capital:
  Balance at beginning of period              14,552,382       14,262,505       14,625,722       14,278,828
  Issuance (net of forfeitures) of
    Common Stock under stock plans                55,002          373,430          (18,779)         345,107
  Issuance of Common Stock to
    non-employee directors                           -0-              -0-              441           12,000
                                            ------------     ------------     ------------     ------------

  Balance at end of period                    14,607,384       14,635,935       14,607,384       14,635,935

Retained earnings:
  Balance at beginning of period             263,968,830      245,633,927      251,163,905      240,798,008
  Net income (loss)                             (773,477)        (732,400)      14,451,049        6,587,341
  Cash dividends declared - Note B            (1,203,648)      (1,231,504)      (3,623,249)      (3,715,326)
                                            ------------     ------------     ------------     ------------
  Balance at end of period                   261,991,705      243,670,023      261,991,705      243,670,023

Treasury Stock:
  Balance at beginning of period             (43,332,138)     (39,844,165)     (39,829,081)     (26,756,067)
  Purchase of treasury stock                         -0-              -0-       (3,501,222)     (13,095,634)
  Issuance (net of forfeitures) of
    Common Stock under stock plans             1,281,675          768,607        1,257,406          761,799
  Issuance of Common Stock to
    non-employee directors                           -0-              -0-           22,434           14,344
                                            ------------     ------------     ------------     ------------

  Balance at end of period                   (42,050,463)     (39,075,558)     (42,050,463)     (39,075,558)

Receivable from stock plans:
  Balance at beginning of period              (2,271,556)      (2,141,109)      (2,402,931)      (2,239,344)
  Issuance (net of forfeitures) of
    Common Stock under stock plans              (433,418)        (372,100)        (411,048)        (360,825)
  Repayments                                      64,448           53,313          173,453          140,273
                                            ------------     ------------     ------------     ------------
  Balance at end of period                    (2,640,526)      (2,459,896)      (2,640,526)      (2,459,896)
                                            ------------     ------------     ------------     ------------

                TOTAL STOCKHOLDERS' EQUITY  $232,327,910     $217,190,314     $232,327,910     $217,190,314
                                            ============     ============     ============     ============


See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                     -6-

BLAIR CORPORATION AND SUBSIDIARY
                                                   Nine Months Ended
                                                     September 30
                                                2000             1999
                                            ------------     ------------
OPERATING ACTIVITIES
  Net income                                $ 14,451,049     $  6,587,341
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization            4,453,557        3,762,167
      Provision for doubtful accounts         24,453,411       14,837,672
      Provision for deferred income taxes     (1,692,000)         592,000
      Changes in operating assets and
        liabilities providing (using) cash:
          Customer accounts receivable       (19,388,220)      (6,396,512)
          Inventories                        (23,355,867)      22,476,392
          Federal and state taxes              4,757,311       (1,928,025)
          Prepaid expenses                       194,026         (527,019)
          Trade accounts payable               4,971,000         (410,073)
          Advance payments from customers      1,483,721        2,907,430
          Accrued expenses                     2,195,150         (895,174)
                                            ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES     12,523,138       41,006,199

INVESTING ACTIVITIES
  Purchases of property, plant and equipment  (9,692,392)      (2,461,956)
                                            ------------     ------------
NET CASH (USED IN) INVESTING ACTIVITIES       (9,692,392)      (2,461,956)

FINANCING ACTIVITIES
  Net proceeds from (repayments of)
    bank borrowings                            5,500,000      (18,300,000)
  Dividends paid                              (3,623,249)      (3,715,326)
  Purchase of Common Stock for treasury       (3,501,222)     (13,095,634)
  Issuance (net of forfeitures) of
    Common Stock under stock plans             1,238,627        1,106,906
  Decrease in notes receivable
    from stock plans                            (237,595)        (220,552)
  Issuance of Common Stock to
    non-employee directors                        22,875           26,344
                                            ------------     ------------
NET CASH (USED IN) FINANCING ACTIVITIES         (600,564)     (34,198,262)
                                            ------------     ------------

NET INCREASE IN CASH                           2,230,182        4,345,981

Cash at beginning of year                      1,625,236        3,211,376
                                            ------------     ------------

CASH AT END OF PERIOD                       $  3,855,418     $  7,557,357
                                            ============     ============

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                -7-

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2000

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The consolidated  financial statements include the accounts of Blair Corporation
and  its  wholly-owned   subsidiary,   Blair  Holdings,   Inc.  All  significant
intercompany accounts are eliminated upon consolidation.


NOTE B - DIVIDENDS DECLARED
 2-05-99   $.15 per share              2-08-00   $.15 per share
 4-20-99    .15                        4-18-00    .15
 7-20-99    .15                        7-18-00    .15
10-19-99    .15                       10-17-00    .15

NOTE C - BASIC AND DILUTED EARNINGS PER SHARE
                           Three Months Ended             Nine Months Ended
                               September 30                 September 30
                           2000           1999           2000          1999
                        -----------    -----------    -----------   -----------
Net income (loss)       $  (773,477)   $  (732,400)   $14,451,049   $ 6,587,341
Weighted average
  shares outstanding      8,007,704      8,195,811      8,047,726     8,337,153
Basic and diluted
  earnings per share          $(.09)         $(.08)        $ 1.80         $ .79

NOTE D - ACCRUED EXPENSES Accrued expenses consist of:
                                       September 30   December 31
                                          2000           1999
                                       -----------    -----------
Employee compensation                  $ 7,605,022    $ 7,145,761
Contribution to profit sharing
  and retirement plan                    1,558,793      1,630,652
Taxes, other than taxes on income          977,311        285,775
Other accrued items                      2,796,569      1,680,357
                                       -----------    -----------
                                       $12,937,695    $10,742,545
                                       ===========    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                    -8-

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2000

NOTE E - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense (credit) are as follows:
                           Three Months Ended              Nine Months Ended
                               September 30                  September 30
                           2000           1999            2000         1999
                        -----------    ------------   ----------    -----------
Currently payable:
  Federal               $(2,281,000)   $(2,549,000)   $  9,536,000  $ 3,102,000
  State                    (523,000)      (644,000)        797,000      (73,000)
                        -----------    -----------    ------------   ----------
                         (2,804,000)    (3,193,000)     10,333,000    3,029,000
Deferred                  2,155,000      2,553,000      (1,692,000)     592,000
                        -----------    -----------     -----------  -----------
                        $  (649,000)   $  (640,000)    $ 8,641,000  $ 3,621,000
                        ===========    ===========     ===========  ===========

The differences between total tax expense (credit) and the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes are as follows:
                           Three Months Ended             Nine Months Ended
                               September 30                 September 30
                           2000           1999           2000          1999
                        -----------    -----------    -----------   -----------
Statutory rate
  applied to
  pre-tax income (loss) $  (497,867)   $  (480,340)   $ 8,082,217   $ 3,572,919
State income taxes,
  net of federal
  tax benefit              (159,900)      (170,950)       532,350        10,400
Other items                   8,767         11,290         26,433        37,681
                        -----------    -----------    -----------   -----------
                        $  (649,000)   $  (640,000)   $ 8,641,000   $ 3,621,000
                        ===========    ===========    ===========   ===========

Components of the provision for deferred income tax expense are as follows:
                           Three Months Ended             Nine Months Ended
                               September 30                 September 30
                           2000           1999           2000          1999
                        -----------    -----------    -----------   -----------
Advertising costs       $ 3,664,000    $ 3,768,000    $ 2,776,000   $ 2,744,000
Provision for
  doubtful accounts        (956,000)      (490,000)    (2,697,000)     (892,000)
Provision for
  estimated returns         (89,000)      (622,000)      (954,000)     (662,000)
Other items - net          (464,000)      (103,000)      (817,000)     (598,000)
                        -----------     ----------    -----------   -----------
                        $ 2,155,000     $2,553,000    $(1,692,000)  $   592,000
                        ===========     ==========    ===========   ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                    -9-

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2000

NOTE E - INCOME TAXES - Continued
Components of the deferred tax asset and liability under the liability method as of September 30, 2000 and December 31, 1999 are as follows:
                                       September 30   December 31
                                          2000           1999
                                       -----------    -----------
Current net deferred tax asset:
  Doubtful accounts                    $11,839,000    $ 9,142,000
  Returns allowances                     2,536,000      1,582,000
  Inventory obsolescence                 2,449,000      1,551,000
  Inventory costs                       (1,110,000)     1,440,000
  Vacation pay                           1,419,000     (1,166,000)
  Advertising costs                     (7,188,000)    (4,412,000)
  Other items                              753,000      1,097,000
                                       -----------    -----------
                                       $10,698,000    $ 9,234,000
                                       ===========    ===========

Long-term deferred tax liability:
  Property, plant and equipment        $   902,000    $ 1,130,000
                                       ===========    ===========

NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $8,049,000 at September 30, 2000 and $7,869,000 at December 31, 1999, respectively.

NOTE G - OTHER INCOME Other income consists of:
                           Three Months Ended             Nine Months Ended
                               September 30                 September 30
                           2000           1999           2000          1999
                        -----------    -----------    -----------   -----------
Finance charges on time
  payment accounts      $ 9,109,142    $ 7,982,611    $27,662,428   $25,138,978
Commissions earned          919,566      1,039,374      2,664,966     1,968,057
Other items               1,049,027        894,775      3,134,341     2,136,445
                        -----------    -----------    -----------   -----------
                        $11,077,735    $ 9,916,760    $33,461,735   $29,243,480
                        ===========    ===========    ===========   ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                    -10-

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2000


NOTE H - FINANCING ARRANGEMENTS
On November 13, 1998, the Company entered into an amended and restated $95,000,000 Revolving Credit Facility, which expires on November 13, 2001. This agreement replaced the $125,000,000 Revolving Credit Facility which expired on November 17, 1998. The interest rate is, at the Company's option, based on a base rate option, swing loan rate option or Euro-rate option as defined in the agreement. The Revolving Credit Facility is unsecured and requires the Company to meet certain covenants as outlined in the agreement. These covenants specifically relate to tangible net worth, maintaining a defined leverage ratio, interest coverage ratio and fixed charge coverage ratio and complying with certain indebtedness restrictions. As of September 30, 2000 and December 31, 1999, the Company was in compliance with all the agreement's covenants. At September 30, 2000, the Company had borrowed $27,300,000 of which $10,000,000 was classified as long-term and at December 31, 1999, $21,800,000 of which $10,000,000 was classified as long-term. As of November 10, 2000, the Company's borrowings outstanding totaled $25,000,000.

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

Revenue Recognition in Financial Statements
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This SAB formalizes the SEC's position on application of revenue recognition rules. Adoption of this SAB is for the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes that adoption of this SAB will not have a material impact on the Company's results of operations.

NOTE J - CONTINGENCIES
The Company is involved in certain items of litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome will not have a material effect on the Company's financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                     -11-

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2000


NOTE K - USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE L - EMPLOYEE STOCK PURCHASE PLAN
The Company has an Employee Stock Purchase Plan wherein shares of treasury stock may be issued to certain employees at a price established at the discretion of the Employee Stock Purchase Plan Committee. The stock issued under the Plan was 31,852 shares on July 19, 2000, 14,000 shares on November 1, 2000 and 60,150 shares on August 4, 1999.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -12-
CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2000


Results of Operations
---------------------

Comparison of Third Quarter 2000 and Third Quarter 1999

The third quarter of 2000 resulted in a net loss of $773,477 as compared to a net loss of $732,400 for the third quarter of 1999. Results for the third quarter of 2000 reflect costs associated with the Company's expanding e-commerce initiatives and the start up of Crossing Pointe, our new women's apparel product line.

Net sales for the third quarter of 2000 were 3.2% higher than net sales for the third quarter of 1999. Overall, response rates in the third quarter of 2000 were approximately the same as in the third quarter of 1999, but were slightly below expected levels for 2000. Gross sales revenue generated per advertising dollar increased approximately 1.6% in the third quarter of 2000 as compared to the third quarter of 1999. The total number of orders shipped increased slightly and the average order size decreased slightly in the third quarter of 2000 from the third quarter of 1999 - attributable to a higher volume of prospecting in 2000. The provision for returned merchandise as a percentage of gross sales decreased approximately 3.3% in the third quarter of 2000 as compared to the third quarter of 1999 primarily due to the Company's efforts to improve product quality.

Other income increased approximately 12% in the third quarter of 2000 as compared to the third quarter of 1999. Increased finance charges, resulting from higher Blair Easy Payment Plan credit sales and accounts receivable, were primarily responsible for the increase in other income.

Cost of goods sold as a percentage of net sales decreased to 49.9% in the third quarter of 2000 from 53.7% in the third quarter of 1999. Cost of goods sold in the third quarter of 2000 was favorably impacted by lower return levels and reduced liquidation costs as compared to the third quarter of 1999.

Advertising expense in the third quarter of 2000 increased 1.2% from the third quarter of 1999. Reductions in catalog and letter style mailings were more than offset by the start up of Crossing Pointe, increased volume of co-op and media advertising and the expansion of e-commerce initiatives.

The total number of catalog mailings released in the third quarter of 2000 was 4% less than in the third quarter of 1999 (33.9 million vs. 35.4 million). Crossing Pointe print advertising is all via catalog and is included in the catalog mailings number for 2000. Catalog mailings, including combined product line offerings, are continually reviewed as to mailing frequency, page density, product content, number of pages and trim size.

The total number of letter style mailings released in the third quarter of 2000 was 23% less than in the third quarter of 1999 (12.5 million vs. 16.2 million). Letter mailings tend to be more productive when targeting the Company's older (60+) women customers.

Total volume of the co-op and media advertising programs increased 47% in the third quarter of 2000 as compared to the third quarter of 1999 (160 million vs. 108 million).

The Company launched e-commerce sites for Crossing Pointe and the Blair Online Outlet early in the third quarter of 2000. Also, the Company started the launch of the initial phases of its www.blair.com website during the third quarter of 2000, and expects to complete the initial phases in the fourth quarter of 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -13-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2000


Results of Operations - Continued
---------------------

Comparison of Third Quarter 2000 and Third Quarter 1999 -
Continued

General and administrative expense increased 13.6% in the third quarter of 2000 as compared to the third quarter of 1999. The higher general and administrative expense was primarily the result of the expansion of e-commerce, the start up of Crossing Pointe and a 5.7% increase in wages and benefits.

The provision for doubtful accounts as a percentage of credit sales increased 53.8% in the third quarter of 2000 as compared to the third quarter of 1999. The estimated provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc...), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). Prior to 1994, actual charge-offs were consistently below delinquencies. In 1994, this trend reversed itself - actual charge-offs started exceeding delinquencies, resulting in additional provisions for doubtful accounts in 1995, 1996 and 1997. Once stronger credit controls were implemented, provisions for doubtful accounts and actual charge-offs as a percentage of delinquencies, declined in 1998 and 1999. The estimated bad debt rate used for the third quarter of 2000 was approximately 42% higher than the bad debt rate used for the third quarter of 1999. The estimated bad debt rate increased primarily due to a larger credit marketing program to prospects, a larger continuity sales program and a deterioration in delinquency rates. At September 30, 2000, the delinquency rate of open accounts receivable was approximately 12% higher than at September 30, 1999. The delinquency rate for established credit customers (95.1% of open receivables at September 30, 2000, 97.1% at September 30, 1999) increased 3% and the delinquency rate for prospects increased 65%. The charge-off rate for the third quarter of 2000 was 28% more than the charge-off rate for the third quarter of 1999, primarily due to an expanded credit marketing program to prospects. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. Credit granting, collection and behavior models continue to be updated and improved and, along with expanding database capabilities, provide valuable credit marketing opportunities.

Interest expense decreased 19% in the third quarter of 2000 as compared to the third quarter of 1999. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable and inventories. Improved inventory and accounts receivable turns were primarily responsible for the reduction in interest expense.

Income taxes as a percentage of the loss before income taxes were 45.6% in the third quarter of 2000 and 46.6% in the third quarter of 1999. The federal income tax rate was 35% in both years. The total income tax rate, in both years, was the result of a decrease in the Company's effective state income tax rate.

Comparison  of Nine Month  Periods  Ended  September  30, 2000 and September 30,
1999.

Net income for the first nine months of 2000 increased 119% as compared to the first nine months of 1999. Results for the nine months of 2000 reflect increased response to the Company's advertising programs, lower return levels and reduced liquidation costs as compared to the first nine months of 1999.

Net sales for the first nine months of 2000 were 9.6% higher than net sales for the first nine months of 1999. Response rates exceeded expected levels in the nine months of 2000 but were below expected levels in the first nine months of 1999. Gross sales revenue generated per advertising dollar

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -14-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2000


Results of Operations - Continued
---------------------

Comparison of Nine Month Periods Ended September 30, 2000 and September 30, 1999
- Continued

increased 10.3%. The total number of orders shipped increased significantly while the average order size decreased slightly in the first nine months of 2000 as compared to the first nine months of 1999. Increased prospecting in 2000 has affected the number and size of orders shipped. The provision for returned merchandise as a percentage of gross sales decreased 5.5% in the first nine months of 2000 as compared to the first nine months of 1999 primarily due to the Company's efforts to improve product quality.

Other income increased approximately 14.4% in the nine months of 2000 as compared to the first nine months of 1999. Increased charges (higher Blair Easy Payment Plan credit sales and customer accounts receivable) and commissions earned (higher continuity program sales) were primarily responsible for the increase in other income in 2000.

Cost of goods sold as a percentage of net sales decreased to 49.4% in the nine months of 2000 from 52.0% in the first nine months of 1999. Cost of goods sold in 2000 was favorably impacted by lower return levels and reduced liquidation costs as compared to the first nine months of 1999.

Advertising expense for the nine months of 2000 was 1.2% less than for the first nine months of 1999. Reductions in catalog volume, in co-op and media volume and in printing costs were primarily responsible for the reduced advertising costs. Larger production runs have brought down the average print cost for catalog and letter style mailings and more than offsets the higher cost of paper in 2000. Improved predictive modeling techniques applied to the Company's marketing database information are making it possible to maintain and/or grow order volume on a reduced advertising volume.

The total number of catalog mailings released in the nine months of 2000 was 1.2% less than in the first nine months of 1999 (99.4 million vs. 100.6 million). Catalog mailings, including combined product line offerings, are continually reviewed as to mailings frequency, page density, product content, number of pages and trim size.

The total number of letter mailings released in the nine months of 2000 was 8.9% more than in the first nine months of 1999 (66.6 million vs. 61.1 million). Letter mailings tend to be more productive when targeting the Company's older (60+) women customers.

Total volume of the co-op media advertising programs decreased 12% in the first nine months of 2000 as compared to the first nine months of 1999 (773 million vs. 878 million). The Company has reduced the volume primarily due to increased cost and/or lower response.

General and administrative expense increased 13.8% in the first nine months of 2000 as compared to the first nine months of 1999. The higher general and administrative expense was primarily the result of the expansion of e-commerce, the start up of Crossing Pointe and an 11.4% increase in wages and benefits. The higher wages and benefits resulted from normal pay increases, from new hires to help support our marketing strategy and from increases in benefits tied to corporate income.

The provision for doubtful accounts as a percentage of credit sales increased 36.3% in the first nine months of 2000 as compared to the first nine months of 1999. The estimated provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc...), sales mix (prospect/customer) and current and prior years' experience, especially

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -15-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2000


Results of Operations - Continued
---------------------

Comparison of Nine Month Periods Ended September 30, 2000 and September 30,1999
 - Continued

delinquencies (accounts over 30 days past due) and actual charge offs (accounts removed from accounts receivable for non-payment). Prior to 1994, actual charge-offs were consistently below delinquencies. In 1994, this trend reversed itself - actual charge-offs started exceeding delinquencies, resulting in additional provisions in 1995, 1996, and 1997. Once stronger credit controls were implemented, provisions for doubtful accounts and actual charge-offs, as a percentage of delinquencies, declined in 1998 and 1999. The estimated bad debt rate used for the first nine months of 2000 was approximately 30% higher than the bad debt rate used for the first nine months of 1999. The estimated bad debt rate increased primarily due to a larger credit marketing program to prospects, a larger continuity sales program and a deterioration in delinquency rates. At September 30, 2000, the delinquency rate of open accounts receivable was approximately 12% higher than at September 30, 1999. The delinquency rate for established credit customers (95.1% of open receivables at September 30, 2000, 97.1% at September 30, 1999) increased 3% and the delinquency rate for prospects increased 65%. The charge-off rate for the first nine months of 2000 was 15% more than the charge-off rate for the first nine months of 1999, primarily due to an expanded credit marketing program to prospects. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. Credit granting, collection and behavior models continue to be updated and improved and, along with expanding database capabilities, provide valuable credit marketing opportunities.

Interest expense decreased 42% in the first nine months of 2000 as compared to the first nine months of 1999. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable and inventories. The purchase of Blair Common Stock from the Estate of John L. Blair in the first half of 1999 and improved inventory and accounts receivable turns in 2000 were primarily responsible for the reduction in interest expense.

Income taxes as a percentage of income before income taxes were 37.4% in the first nine months of 2000 and 35.5% in the first nine months of 1999. The federal income tax rate was 35% in both years. The increase in the total income tax rate was caused by a change in the Company's effective state income tax rate.


Liquidity and Sources of Capital
--------------------------------

All working capital and cash requirements were met. In November 1998, the Company entered into an amended and restated $95,000,000 Revolving Credit Facility, which expires on November 13, 2001. This agreement replaced the $125,000,000 Revolving Credit Facility which expired on November 17, 1998. The unsecured Revolving Credit Facility requires the Company to meet certain covenants, and as of September 30, 2000 the Company was in compliance with all the covenants. Borrowings outstanding at September 30, 2000 were $27,300,000 of which $10,000,000 was classified as long-term. Borrowings outstanding at December 31, 1999 were $21,800,000 of which $10,000,000 was classified as long-term. Borrowings outstanding at September 30, 1999 were $34,450,000, of which $25,000,000 was classified as long-term. As of November 10, 1999, the Company's borrowings outstanding totaled $25,000,000.

The ratio of current assets to current liabilities was 3.07 at September 30, 2000, 3.41 at December 31, 1999 and 3.56 at September 30, 1999. Working capital increased $2,883,650 in the first nine months of 2000 primarily due to the higher net income. The 2000 increase was primarily reflected in increased inventories more than offsetting decreased customer accounts receivable and

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -16-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2000


Liquidity and Sources of Capital - Continued
--------------------------------

prepaid federal and state taxes and increased notes payable and trade accounts payable.

Merchandise inventory turnover was 2.9 at September 30, 2000, 2.5 at December 31, 1999 and 2.3 at September 30, 1999. Merchandise inventory as of September 30, 2000 increased 23.6% from December 31, 1999 and 16.2% from September 30, 1999. Inventory turnover has improved due to the Company's movement of excess inventory in 1999 and better than expected response rates in the fourth quarter of 1999 and first six months of 2000.

An operating segment is identified as a component of an enterprise for which separate financial information is available for evaluation by the chief decision maker, or decision making group, in deciding on how to allocate resources and assess performance. The Company operates as one business segment consisting of four product lines. The fourth product line, Crossing Pointe, was added in the third quarter of 2000 and is expected to become a significant revenue source over the next few years. Home Products net sales as a percentage of total net sales were 14.2% ($57.3 million) in the first nine months of 2000 as compared to 14.8% ($54.4 million) in the first nine months of 1999. Menswear net sales were 19.2% ($77.3 million) as compared to 22.0% ($80.8 million). Womenswear net sales were 66.2% ($266.5 million) as compared to 63.2% ($231.9 million). Crossing Pointe net sales were .3% ($1.2 million), all in the third quarter of 2000. Home Products merchandise inventory totaled $21.4 million at September 30, 2000, $11.3 million at December 31, 1999 and $12.8 million at September 30, 1999. Menswear merchandise inventory was $20.0 million at September 30, 2000, $16.9 million at December 31, 1999 and $21.8 million at September 30, 1999. Womenswear merchandise inventory was $41.0 million at September 30, 2000, $40.2 million at December 31, 1999 and $38.1 million at September 30, 1999. Crossing Pointe merchandise inventory totaled $2.1 million at September 30, 2000.

The Company looks upon its credit granting (Blair Credit) as a marketing advantage. In the early 1990's, the Company started extending revolving credit to first-time (prospect) buyers. Blair Credit was offered only to established customers prior to that time. Prospects responded. This led to a broad offering of pre-approved lines of credit to prospects in 1995 and 1996. Sales, accounts receivable and bad debts expectedly increased. However, as the receivables aged, bad debts greatly exceeded expected levels. The Company recognized that it didn't have all the necessary credit controls in place and put a hold (second quarter 1996) on pre-approved credit offers and reviewed and strengthened (mid-1996 and on) credit controls. Blair Credit customers, on average, buy more, buy more often and are more loyal than cash and credit card customers. The benefit from the increased sales volume achieved by offering Blair Credit is significant and more than outweighs the cost of the credit program. The cost and/or contribution of the credit program itself can be quickly assessed by comparing finance charges (included in other income) to the provision for doubtful accounts. For the first nine months of 2000, finance charges were $27,662,428 and the provision for doubtful accounts was $24,453,411 (net of $3,209,017) as compared to the first nine months of 1999, finance charges were $25,138,978 and the provision for doubtful accounts was $14,837,672 (net of $10,301,306). This assessment does not take into consideration the
administrative   cost  of  the  credit   program   (included   in  general   and
administrative expense), the cost of money and the increased sales. The Company's gross credit sales increased 20% in the first nine months of 2000 as compared to the first nine months of 1999.

The Company has added new facilities, modernized its existing facilities and acquired new cost saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $9,692,392 during the first nine months of 2000 and $2,461,956 during the first nine months of

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -17-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2000


Liquidity and Sources of Capital - Continued
--------------------------------

1999. Capital expenditures are projected to be $12 million to $15 million for the year 2000 and over $15 million for each of the years 2001 and 2002. The increased capital expenditures will result primarily from developing our own Internet commerce site, from maintaining a higher inventory level, from expanding database capabilities, from developing new product lines, from expanding customer service capabilities, from expanding fulfillment capabilities and from installing new financial and operational software systems. The Company has signed a contract with IBM to build our Internet commerce site, with phased implementation having begun in the third quarter of 2000. Many of the anticipated capital projects are still under study and final cost estimates and timing haven't been set.

The Company recently declared a quarterly dividend of $.15 per share payable on December 15, 2000. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an on-going basis. See "Future Considerations."

The Company has, from the fourth quarter of 1996 through the first nine months of 2000, repurchased a total of 1,551,467 shares of its Common Stock - 795,247 shares purchased on the open market and 756,220 shares from the Estate of John
L. Blair. In 1999, the Company purchased the 756,220 shares from the Estate of John L. Blair (500,000 in January, 100,000 in April and 156,220 in May) and 51,907 shares on the open market (November and December). In the first nine months of 2000, the Company purchased 198,601 shares on the open market. The reduction in shares outstanding, due to the repurchase of shares for treasury, caused earnings per share to increase by approximately $.06 in the first nine months of 2000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -18-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2000


Impact of Inflation and Changing Prices
---------------------------------------

Although inflation has moderated in our economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. Profit margins have been pressured by paper cost and postal rate increases. Paper prices were higher in 1998 than in 1997 and were lower in 1999 than in 1998, but have increased in 2000. Postal rates increased on January 10, 1999. The Company estimates that the January 10, 1999 postal rate increase raised the Company's 1999 postage bill by 4.7% (approximately $3.9 million pre-tax). Postal rates may increase again in 2001.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -19-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2000


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

The Company's marketing strategy includes targeting customers in the "40 to 60, low-to-moderate income" market and in the "60+, low-to-moderate income" market. The "40 to 60" market, is the fastest growing segment of the population. Success of the Company's marketing strategy requires investment in database management, financial and operating systems, prospecting programs, catalog marketing, new product lines, telephone call centers, Internet commerce and, possibly, an expanded and/or a second distribution center. Management believes that these investments should improve Blair Corporation's position in new and existing markets and provide opportunities for future earnings growth.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Not applicable.

PART II.  OTHER INFORMATION                                               -20-

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2000


Item 3.  Legal Proceedings
         -----------------

         The Company is not involved in any pending legal proceedings other than Legal proceedings occurring in the ordinary course of business. Management believes that none of these proceedings, individually or in the aggregate will have a material adverse impact on the results of operations or financial condition of the Company.

Item 5.  Other Information
         -----------------

         The company filed a Registration Statement on Form S-8 on July 19, 2000 registering 47,150 shares of the Company's Common Stock.
         Of this amount, 45,852 shares (31,852 on July 19, 2000 and 14,000 on November 1, 2000) were offered for purchase to selected employees of the Company under and in accordance with the Company's Employee Stock Purchase Plan.

         The company filed a Registration Statement on Form S-8 on July 19, 2000 registering 750,000 shares of the Company's Common Stock. Of this amount, 35,400 shares were offered for purchase to selected employees of the Company under and in accordance with the Company's Omnibus Stock Plan.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits
         --------
         3.1    Restated Certificate of Incorporation*
         3.2    Amended Bylaws of Blair Corporation**
         4      Specimen of Common Stock Certificate***
         11     Statement regarding computation of per share earnings****
         27     Financial Data Schedule

    (b)  Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the quarter ended September 30, 2000








------------------------

*Incorporated by reference to Exhibit A to the Quarterly Report on Form 10-Q of the Company dated August 1, 1995 (SEC File No. 1-878).

**Incorporated  by  reference  to  Exhibit  4.3 to  the  Form  S-8  Registration
    Statement dated July 19, 2000 (SEC File No. 333-41770)

***Incorporated  by  reference  to  Exhibit  4.1 to the  Form  S-8  Registration
     Statement dated July 19, 2000 (See File No. 333-41770)

****Incorporated by reference to Note C to the Consolidated Financial Statements included herein.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                 BLAIR CORPORATION
                                            ----------------------------
                                                   (Registrant)











Date   November 10, 2000                 By       KENT R SIVILLO
----------------------------------          ----------------------------
                                                  KENT R SIVILLO
                                           Vice President and Treasurer
                                          (Principal Financial Officer)