Form 10-K
period 2000-12-31
BLAIR CORP
filed 2001-03-16
CIK 71525

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

For the fiscal year ended December 31, 2000         Commission file number 1-878


                                BLAIR CORPORATION

   Incorporated in Delaware               I.R.S. Employer Identification Number:

     220 Hickory Street                                 25-0691670
  Warren, Pennsylvania 16366
      (814) 723-3600

Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                           ON WHICH REGISTERED

Common Stock, without nominal or par value             American Stock Exchange

Securities registered pursuant to Section 12(g)                 None
of the Act:


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 23, 2001 was $136,734,712. There were 7,968,844 shares of common stock outstanding as of February 23, 2001, which amount represents the figure reported outstanding by the Company's transfer agent as of the record date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2000 (the "Annual Report") are incorporated by reference into Part II and Part IV of this Form 10-K. Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS

         (a) GENERAL.

         Blair Corporation (the "Company") was founded in 1910 by John L. Blair, Sr., and was incorporated in 1924 under the laws of the State of Delaware. The Company's business consists of the sale of fashion apparel for men and women, plus a wide range of home products, primarily through direct mail merchandising. The Company operates three retail stores, two in Pennsylvania and one in Delaware, and two outlet stores in Pennsylvania. The Company employs approximately 2,500 people. None of the Company's employees are subject to collective bargaining agreements.

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

         The Company markets its products mainly by direct mail. Catalogs and letters containing color folders, depict the current styles of womenswear (such as coordinates, dresses, tops, pants, skirts, lingerie, sportswear, suits, jackets, outerwear and shoes), menswear (such as suits, shirts, outerwear, active wear, slacks, shoes, and accessories), and home products (such as bedspread ensembles, draperies, furniture covers, area rugs, bath accessories, kitchenware, gifts, collectibles and personal care items) and are mailed directly to existing and prospective customers. Sales of the menswear and womenswear products, including the new Crossing Pointe product line, accounted for approximately 86% of the Company's total sales in 2000, and sales of home products accounted for the remaining 14% (approximately). Media and co-op prospect advertising programs continue to be used as components of the Company's customer acquisition strategy. The Company had minimal presence on the Internet in 2000, approximately $2 million in sales, but will be expanding its Internet presence in 2001. The Company launched its own e-commerce website (www.blair.com) in the fall of 2000 and redesigned the site at the beginning of 2001.

         Catalog mailings are mailed from commercial printers engaged by the Company and letter mailings originate from the Company's Mailing Center in nearby Irvine, Pennsylvania. Orders for merchandise are processed at the Company's corporate offices in Warren, Pennsylvania (telephone orders via the call centers) and orders are filled and mailed from the Company's Distribution Center in Irvine, Pennsylvania. The Company serves customers throughout the fifty states.

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

         During 2000, the Company continued to broaden its customer information database systems. The marketing and credit departments are continually updated in order to enhance the Company's ability to market to both customers and prospects.

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

         The Company leases the following properties:

         1. Blair Retail Store (Wilmington, Delaware).
         2. Warehouse Building (Route 62, Starbrick, Pennsylvania).
         3. Telephone Call Center (Erie, Pennsylvania).
         4. Telephone Call Center (Franklin, Pennsylvania).
         5. Blair Retail Store (Grove City, Pennsylvania).

         In addition, two of the Company's wholly-owned subsidiaries lease office space in Newark, Delaware, which they use as their principal offices.

         Management believes that these properties are capable of meeting the Company's anticipated needs for the near future once the previously announced $23 million modernization and expansion of the Company's merchandise fulfillment capabilities is completed. The Company's marketing strategy and potential sales growth may require expansion of the Company's customer service and call center capabilities.

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


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The information required by this item is incorporated by reference to page 12 of the Company's 2000 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference to page 12 of the Company's 2000 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference to pages 13 through 16 of the Company's 2000 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference to pages 6 through 12 of the Company's 2000 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding directors and executive officers of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 16, 2001 (the "2001 Proxy Statement") is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information appearing under the caption "Executive Compensation" in the 2001 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information setting forth the security ownership of certain beneficial owners and management appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 2001 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES.

         (1) Financial Statements. The Company's consolidated financial statements to be included in Part II, Item 8 are incorporated herein by reference to the Company's 2000 Annual Report to Stockholders, a copy of which accompanies this report on Form 10-K.

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

         (3) List of Exhibits.

         The exhibits filed as a part of this Form 10-K are as follows (filed herewith unless otherwise noted):

      3 (i)     Restated Certificate of Incorporation of the Company*

      3 (ii)    Bylaws of the Company**

      4         Form of Specimen Common Stock Certificate of Blair
                Corporation***

   10.1         Stock Accumulation and Deferred Compensation Plan for
                Directors****

   10.2         Blair Corporation 2000 Omnibus Stock Plan*****

     11 Computation of Earnings per Share (incorporated by reference to page 6 of the 2000 Annual Report to Stockholders)

     13         2000 Annual Report to Stockholders

     21         Subsidiaries of Registrant

     23         Consents of Experts and Counsel

---------------------
* Incorporated herein by reference to Exhibit A to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 10, 1995 (SEC File No. 1-878).

** Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the SEC on July 19, 2000 (SEC File No. 333-41772).

*** Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the SEC on July 19, 2000 (SEC File No. 333-41772).

**** Incorporated herein by reference to Exhibit A to the Company's Proxy Statement filed with the SEC on March 20, 1998 (SEC File No. 1-878).

***** Incorporated herein by reference to Exhibit A to the Company's Proxy
      Statement filed with the SEC on March 17, 2000 (SEC File No. 1-878).

         (b) REPORTS ON FORM 8-K.

         The registrant has filed no Forms 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                BLAIR CORPORATION
                                                (Registrant)


Date: March 16, 2001                  By:          /s/ KENT R. SIVILLO
                                         -------------------------------------
                                                    Kent R. Sivillo
                                               Vice President and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 16, 2001                  By:        /s/ MURRAY K. MCCOMAS
                                         -------------------------------------
                                                    Murray K. McComas
                                           Chairman of the Board of Directors

Date: March 16, 2001                  By:         /s/ JOHN E. ZAWACKI
                                         -------------------------------------
                                                     John E. Zawacki
                                           President, Chief Executive Officer
                                                     and Director
                                             (Principal Executive Officer)

Date: March 16, 2001                  By:       /s/ BLAIR T. SMOULDER
                                         -------------------------------------
                                                  Blair T. Smoulder
                                              Executive Vice President
                                                    and Director

Date: March 16, 2001                  By:        /s/ STEVEN M. BLAIR
                                         -------------------------------------
                                                   Steven M. Blair
                                              Vice President, Customer
                                               Services, and Director

Date: March 16, 2001                  By:        /s/ DAVID A. BLAIR
                                         -------------------------------------
                                                    David A. Blair
                                                Secretary and Director

Date: March 16, 2001                  By:        /s/ KENT R. SIVILLO
                                         -------------------------------------
                                                    Kent R. Sivillo
                                                    Vice President,
                                                Treasurer and Director
                                               (Principal Financial and
                                                  Accounting Officer)

Date: March 16, 2001                  By:      /s/ ROBERT D. CROWLEY
                                         -------------------------------------
                                                   Robert D. Crowley
                                               Vice President, Menswear,
                                                      and Director

Date: March 16, 2001                  By:     /s/ THOMAS P. MCKEEVER
                                         -------------------------------------
                                                  Thomas P. McKeever
                                            Vice President, Corporate Affairs
                                            and Human Resources, and Director

                           Annual Report on Form 10-K
                         Item 14(a) (1) and (2), and (d)

         List of Financial Statements and Financial Statement Schedules

                       Blair Corporation and Subsidiaries
                              Warren, Pennsylvania

                          Year ended December 31, 2000

                       Blair Corporation and Subsidiaries

         List of Financial Statements and Financial Statement Schedules

                   Form 10-K -- Item 14(a)(1) and (2), and (d)

The following consolidated financial statements of Blair Corporation, included in the annual report of the registrant to its stockholders for the year ended December 31, 2000, are incorporated by reference in Item 8:

         --  Consolidated Balance Sheets -- December 31, 2000 and 1999

         -- Consolidated Statements of Income -- Years ended December 31, 2000, 1999 and 1998

         -- Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2000, 1999 and 1998

         -- Consolidated Statements of Cash Flows -- Years ended December 31, 2000, 1999 and 1998

         --  Notes to Consolidated Financial Statements -- December 31, 2000

The following financial statement schedule of Blair Corporation is included in
Item 14(d):

         --  Schedule II -- Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       Blair Corporation and Subsidiaries

                                   Schedule II

                        Valuation and Qualifying Accounts
                                December 31, 2000


COLUMN A                                     COLUMN B           COLUMN C              COLUMN D            COLUMN E
---------------------------------------------------------------------------------------------------------------------
                                                               ADDITIONS-
                                            BALANCE AT         CHARGED TO                                  BALANCE
DESCRIPTION                                 BEGINNING          COSTS AND             DEDUCTIONS-           AT END
-----------                                 OF PERIOD           EXPENSES              DESCRIBE            OF PERIOD
                                            ---------           --------              --------            ---------
Year ended December 31, 2000:
    Allowance deducted from
    asset account (customer
    accounts receivable):

        For doubtful accounts               $31,489,153       $ 35,932,526(A)       $ 27,650,006(B)       $39,771,673

        For estimated loss on returns         6,431,673         84,955,671            84,394,344(C)         6,993,000
                                            -----------       ------------          ------------          -----------
Totals                                      $37,920,826       $120,888,197          $112,044,350          $46,764,673
                                            ===========       ============          ============          ===========

Year ended December 31, 1999:
    Allowance deducted from
    asset account (customer
    accounts receivable):

        For doubtful accounts               $29,224,323       $ 22,468,075(A)       $ 20,203,245(B)       $31,489,153

        For estimated loss on returns         6,250,000         83,262,638            83,080,965(C)         6,431,673
                                            -----------       ------------          ------------          -----------
Totals                                      $35,474,323       $105,730,713          $103,284,210          $37,920,826
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