Form 10-Q
period 2001-03-31
BLAIR CORP
filed 2001-05-15
CIK 71525

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934




For the period Ended March 31, 2001  Commission File Number  1-878
                     ---------------                        ---------------




                                BLAIR CORPORATION
---------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)




                 DELAWARE                               25-0691670
---------------------------------------------------------------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)




     220 HICKORY STREET, WARREN, PENNSYLVANIA               16366-0001
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
YES  X  NO
   -----  -----

As of May 11, 2001 the registrant had outstanding 7,970,044 shares of its common stock without nominal or par value.

PART I.  FINANCIAL INFORMATION                                       -2-

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2001

CONSOLIDATED BALANCE SHEETS                                          -3-

BLAIR CORPORATION AND SUBSIDIARIES
                                                  March 31       December 31
                                                    2001             2000
                                                ------------     ------------
ASSETS
Current assets:
  Cash                                          $  5,149,129     $  7,497,907
  Customer accounts receivable,
    less allowances for doubtful
    accounts and returns of
    $46,384,983 in 2001 and
    $46,764,673 in 2000                          162,599,071      172,393,572
  Inventories - Note F
   Merchandise                                   110,996,334       94,912,349
   Advertising and shipping supplies              21,194,215       14,660,290
                                                ------------     ------------
                                                 132,190,549      109,572,639
  Deferred income taxes - Note E                  11,278,000       11,728,000
  Prepaid and refundable federal
    and state taxes                                9,725,917              -0-
  Prepaid expenses                                 1,207,062          958,849
                                                ------------     ------------
Total current assets                             322,149,728      302,150,967

Property, plant and equipment:
  Land                                             1,142,144        1,142,144
  Buildings                                       64,240,428       64,235,385
  Equipment                                       56,763,838       54,664,689
                                                ------------     ------------
                                                 122,146,410      120,042,218
  Less allowances for depreciation                68,236,218       66,391,927
                                                ------------     ------------
                                                  53,910,192       53,650,291
Trademarks                                           686,833          704,894
                                                ------------     ------------
                                TOTAL ASSETS    $376,746,753     $356,506,152
                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - Note H                        $ 60,000,000     $ 25,000,000
  Trade accounts payable                          64,094,988       76,038,528
  Advance payments from customers                  3,982,849        2,077,053
  Accrued expenses - Note D                       11,927,700       14,289,318
  Accrued federal and state taxes                        -0-          929,101
                                                ------------     ------------
Total current liabilities                        140,005,537      118,334,000

Deferred income taxes - Note E                     1,089,000        1,146,000

Stockholders' equity:
  Common Stock without par value:
   Authorized 12,000,000 shares; issued
   10,075,440 shares (including shares held
   in treasury) - stated value                       419,810          419,810
  Additional paid-in capital                      14,612,333       14,612,333
  Retained earnings                              266,017,142      267,444,414
                                                ------------     ------------
                                                 281,049,285      282,476,557
  Less 2,106,596 shares
   of common stock
   in treasury - at cost                          43,218,782       43,218,782
  Less receivable from stock plans                 2,178,287        2,231,623
                                                ------------     ------------
                                                 235,652,216      237,026,152
                                                ------------     ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $376,746,753     $356,506,152
                                                ============     ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME                                    -4-

BLAIR CORPORATION AND SUBSIDIARIES





                                                      Three Months Ended
                                                            March 31
                                                     2001             2000
                                                 ------------     ------------

Net sales                                        $133,055,145     $130,063,638
Other income - Note G                              11,302,939       10,660,820
                                                 ------------     ------------
                                                  144,358,084      140,724,458

Costs and expenses:
   Cost of goods sold                              64,410,845       64,034,434
   Advertising                                     38,690,287       29,320,067
   General and administrative                      32,608,388       28,497,903
   Provision for doubtful accounts                  8,294,021        7,262,461
   Interest                                           727,489          455,437
                                                 ------------     ------------
                                                  144,731,030      129,570,302
                                                 ------------     ------------
            (LOSS) INCOME BEFORE INCOME TAXES        (372,946)      11,154,156

Income taxes (benefit) - Note E                      (141,000)       4,216,000
                                                 ------------     ------------

                            NET (LOSS) INCOME    $   (231,946)    $  6,938,156
                                                 ============     ============

Basic and diluted (loss) earnings per
   share based on weighted average shares
   outstanding - Note C                                 $(.03)            $.85
                                                        =====             ====



See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                      -5-

BLAIR CORPORATION AND SUBSIDIARIES




                                                      Three Months Ended
                                                            March 31
                                                     2001             2000
                                                 ------------     ------------

Common Stock                                     $    419,810     $    419,810

Additional paid-in capital:
   Balance at beginning of period                  14,612,333       14,625,722
   Forfeitures of Common Stock under
     Employee Stock Purchase Plan                         -0-          (46,746)
                                                 ------------     ------------
   Balance at end of period                        14,612,333       14,578,976

Retained earnings:
   Balance at beginning of period                 267,444,414      251,163,905
   Net income (loss)                                 (231,946)       6,938,156
   Cash dividends declared - Note B                (1,195,326)      (1,221,383)
                                                 ------------     ------------
   Balance at end of period                       266,017,142      256,880,678

Treasury Stock:
   Balance at beginning of period                 (43,218,782)     (39,829,081)
   Purchase of 130,876 shares in 2000                     -0-       (2,182,279)
   Forfeitures of Common Stock under
     Employee Stock Purchase Plan                         -0-          (16,898)
                                                 ------------     ------------
   Balance at end of period                       (43,218,782)     (42,028,258)

Receivable from stock plans:
   Balance at beginning of period                  (2,231,623)      (2,402,931)
   Forfeitures of Common Stock under
     Employee Stock Purchase Plan                         -0-           20,575
   Repayments                                          53,336           48,405
                                                 ------------     ------------
   Balance at end of period                        (2,178,287)      (2,333,951)
                                                 ------------     ------------

                  TOTAL STOCKHOLDERS' EQUITY     $235,652,216     $227,517,255
                                                 ============     ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                -6-

BLAIR CORPORATION AND SUBSIDIARIES
                                                      Three Months Ended
                                                            March 31
                                                     2001             2000
                                                 ------------     ------------
OPERATING ACTIVITIES
   Net (loss) income                             $   (231,946)    $  6,938,156
   Adjustments to reconcile net (loss) income
     to net cash used in
     operating activities:
       Depreciation and amortization                1,862,998        1,358,793
       Provision for doubtful accounts              8,294,021        7,262,461
       Provision for deferred income taxes            393,000          (49,000)
       Forfeitures of stock awards                        -0-          (43,069)
       Changes in operating assets and
         liabilities providing (using) cash:
            Customer accounts receivable            1,500,480       (7,294,171)
            Inventories                           (22,617,910)      (5,904,426)
            Federal and state taxes               (10,655,018)       1,935,000
            Prepaid expenses                         (248,213)         (76,378)
            Trade accounts payable                (11,943,540)      (6,470,844)
            Advance payments from customers         1,905,796        2,100,231
            Accrued expenses                       (2,361,618)        (736,156)
                                                 ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES             (34,101,950)        (979,403)

INVESTING ACTIVITIES
   Purchases of property, plant and equipment      (2,104,838)      (2,286,624)
                                                 -------------    ------------
NET CASH USED IN INVESTING ACTIVITIES              (2,104,838)      (2,286,624)

FINANCING ACTIVITIES
   Net proceeds from bank borrowings               35,000,000        9,900,000
   Dividend paid                                   (1,195,326)      (1,221,383)
   Purchase of Common Stock for treasury                  -0-       (2,182,279)
   Decrease in notes receivable from
     stock plans                                       53,336           48,405
                                                -------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          33,858,010        6,544,743
                                                -------------     ------------

NET (DECREASE) INCREASE IN CASH                    (2,348,778)       3,278,716

Cash at beginning of year                           7,497,907        1,625,236
                                                -------------     ------------

                          CASH AT END OF PERIOD $   5,149,129     $  4,903,952
                                                =============     ============

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           -7-

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2001

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The consolidated financial statements include the accounts of Blair Corporation and its wholly owned subsidiaries. All significant intercompany accounts are eliminated upon consolidation.

NOTE B - DIVIDENDS DECLARED
 2-08-00      $ .15 per share                2-09-01   $ .15 per share
 4-18-00        .15                          4-17-01     .15
 7-18-00        .15
10-17-00        .15

NOTE C - BASIC AND DILUTED EARNINGS PER SHARE
                                                     Three Months Ended
                                                           March 31
                                                    2001             2000
                                                 -----------      -----------
Net (loss) income                                $  (231,946)     $ 6,938,156
Weighted average shares outstanding                7,968,844        8,115,214
Basic and diluted (loss) earnings per share            $(.03)            $.85

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                                   March 31       December 31
                                                    2001             2000
                                                 -----------      -----------
Employee compensation                            $ 6,076,569      $ 9,476,660
Contribution to profit sharing
  and retirement plan feature                            -0-        2,288,916
Taxes, other than taxes on income                  1,324,819          745,312
Voluntary separation program                       2,500,000              -0-
Other accrued items                                2,026,312        1,778,430
                                                 -----------      -----------
                                                 $11,927,700      $14,289,318
                                                 ===========      ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued               -8-

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2001

NOTE E - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax (credit) expense are as follows:
                                                     Three Months Ended
                                                           March 31
                                                    2001             2000
                                                 -----------      -----------
Currently (refundable) payable:
  Federal                                        $  (334,000)    $  4,026,000
  State                                             (200,000)         239,000
                                                 -----------      -----------
                                                    (534,000)       4,265,000
Deferred                                             393,000          (49,000)
                                                 -----------      -----------
                                                 $  (141,000)     $ 4,216,000
                                                 ===========      ===========

The differences between total tax (refund) expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                                                     Three Months Ended
                                                           March 31
                                                    2001             2000
                                                 -----------      -----------
Statutory rate applied to
   pre-tax income                                $  (130,531)     $ 3,903,955
State income taxes, net
   of federal tax benefit                            (97,500)         306,150
Other items                                           87,031            5,895
                                                 -----------      -----------
                                                 $  (141,000)     $ 4,216,000
                                                 ===========      ===========

Components of the provision for deferred income tax expense (credit) are as follows:
                                                     Three Months Ended
                                                           March 31
                                                    2001             2000
                                                 -----------      -----------
Advertising costs                                $ 2,998,000      $ 1,803,000
Provision for doubtful accounts                     (490,000)        (855,000)
Provision for estimated returns                     (869,000)        (909,000)
Severance costs                                     (955,000)             -0-
Other items - net                                   (291,000)         (88,000)
                                                 -----------      -----------
                                                 $   393,000      $   (49,000)
                                                 ===========      ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued               -9-

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2001


NOTE E - INCOME TAXES - Continued
Components of the deferred tax asset and liability under the liability method as of March 31, 2001 and December 31, 2000 are as follows:
                                                   March 31       December 31
                                                    2001              2000
                                                 -----------      -----------
Current net deferred tax asset:
   Doubtful accounts                             $13,538,000      $ 13,048,000
   Returns allowances                              2,367,000         1,498,000
   Inventory obsolescence                          2,587,000         2,386,000
   Inventory costs                                (2,085,000)       (2,085,000)
   Vacation pay                                    1,408,000         1,408,000
   Advertising costs                              (8,009,000)       (5,011,000)
   Severance costs                                   955,000               -0-
   Other items                                       517,000           484,000
                                                 -----------       -----------
                                                 $11,278,000       $11,728,000
Long-term deferred tax liability:
   Property, plant and equipment                 $ 1,089,000       $ 1,146,000
                                                 ===========       ===========


NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $6,717,000 at both March 31, 2001 and December 31, 2000.

NOTE G - OTHER INCOME
Other income consists of:
                                                     Three Months Ended
                                                           March 31
                                                    2001             2000
                                                 -----------      -----------
Finance charges on time
   payment accounts                              $ 9,784,595      $ 9,056,564
Commissions earned                                   899,203          741,268
Other items                                          629,141          862,988
                                                 -----------      -----------
                                                 $11,302,939      $10,660,820

Finance charges on time payment accounts are recognized on an accrual basis of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued               -10-

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2001


NOTE H - FINANCING ARRANGEMENTS
On November 13, 1998, the Company entered into an amended and restated $95,000,000 Revolving Credit Facility, which expires on November 13, 2001. The interest rate is, at the Company's option, based on a base rate option, swing loan rate option or Euro-rate option as defined in the agreement. The Revolving Credit Facility is unsecured and requires the Company to meet certain covenants, as outlined in the agreement, some of which have been amended since November 13, 1998. These covenants specifically relate to tangible net worth, maintaining a defined leverage ratio, interest coverage ratio and fixed charge coverage ratio and complying with certain indebtedness restrictions. As of March 31, 2001 and December 31, 2000, the Company was in compliance with all the agreement's covenants. At March 31, 2001, the Company had borrowed $60,000,000 all of which was classified as short term and at December 31, 2000, $25,000,000 all of which was classified as short term. As of May 11, 2001, the Company's borrowings outstanding totaled $50,000,000. The increase in borrowings in 2001 has been primarily attributable to the growth in inventories.

NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments and Hedging Activities
The Financial Accounting Standards Board issued Statement No.133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted the new statement effective January 1, 2001. The Company has historically not invested in derivative instruments, and as a result, the adoption of this statement has had no impact on the financial statements of the Company.

Revenue Recognition in Financial Statements
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This SAB formalizes the SEC's position on application of revenue recognition rules. SAB No. 101 was adopted by the Company in the fourth quarter of 2000 and did not have a substantial effect on the Company.

NOTE J - VOLUNTARY SEPARATION PROGRAM
In the first quarter of 2001, the Company accrued and charged to expense $2.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The one-time $2.5 million charge represents severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations will be relocated and the mailing operations have been outsourced. None of the $2.5 million was paid as of March 31, 2001.

NOTE K - CONTINGENCIES
The Company is involved in certain items of litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome will not have a material effect on the Company's financial condition or results of operations.

NOTE L - USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE M - RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           -11-
         CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2001


Results of Operations
---------------------

Comparison of First Quarter 2001 and First Quarter 2000

The first quarter of 2001 resulted in a net loss of $231,946 ($.03 per share), a 103% decrease from the net income of $6,938,156 ($.85 per share) for the first quarter of 2000. What primarily affected the results for the first quarter of 2001 were lower than expected response rates, reflecting decreased consumer spending and uncertain economic conditions. The quarter was also negatively impacted by costs associated with investments in several initiatives including e-commerce, Crossing Pointe and recently introduced men's and women's targeted apparel catalogs. The costs of these initiatives were reflected in higher advertising and general and administrative expenses. It is expected that these investments will continue, subject to adjustment, during the remainder of the year. The provision for doubtful accounts increased 14% in the first quarter of 2001 as compared to the first quarter of 2000. The first quarter of 2001 also included a one-time $2.5 million cost attributable to the Company's voluntary separation program. Without the one-time charge, the Company would have reported net income of $1,225,575 ($.15 per share) for the first quarter of 2001.

Net sales for the first quarter of 2001 were 2.3% higher than net sales for the first quarter of 2000. Response rates in the first quarter of 2001 were lower than in the first quarter of 2000. Response rates were below expected levels in the first quarter of 2001 but exceeded expected levels in the first quarter of 2000. Gross sales revenue generated per advertising dollar decreased approximately 23% in the first quarter of 2001 as compared to the first quarter of 2000. The total number of orders shipped decreased while the average order size increased in the first quarter of 2001 as compared to the first quarter of 2000. The provision for returned merchandise as a percentage of gross sales decreased slightly in the first quarter of 2001 as compared to the first quarter of 2000.

Other income increased approximately 6% in the first quarter of 2001 as compared to the first quarter of 2000. Increased finance charges, resulting from higher accounts receivable, were primarily responsible for the increase in other income in the first quarter of 2001.

Cost of goods sold as a percentage of net sales decreased to 48.4% in the first quarter of 2001 from 49.2% in the first quarter of 2000. The improvement in cost of goods is attributable to stable or declining product costs and the Company's efforts to improve gross margins.

Advertising expense in the first quarter of 2001 increased 32% from the first quarter of 2000. A planned larger advertising effort, a postal rate increase and new marketing initiatives (e-commerce, Crossing Pointe and men's and women's targeted apparel catalogs) were primarily responsible for the increased advertising costs in the first quarter of 2001.

The total number of catalog mailings released in the first quarter of 2001 was 48% more than in the first quarter of 2000 (37 million vs. 25 million). Crossing Pointe print advertising is all via catalog and is included in the catalog mailings number for the first quarter of 2001.

The total number of letter mailings released in the first quarter of 2001 was 26% less than in the first quarter of 2000 (17.2 million vs. 23.2 million). Letter mailings are most productive when targeting the Company's female customers and, since mid-year 2000, have been used only to promote our women's apparel lines.

Total volume of the co-op and media advertising programs increased 30% in the first quarter of 2001 as compared to the first quarter of 2000 (442 million vs. 340 million).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           -12-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2001


Results of Operations - Continued
---------------------

Comparison of First Quarter 2001 and First Quarter 2000 - Continued

The Company launched e-commerce sites for Crossing Pointe www.crossingpointe.com, and the Blair Online Outlet early in the third quarter of 2000. The Blair website, www.blair.com, including the Online Outlet, was launched late third quarter/early fourth quarter of 2000. A redesigned www.blair.com was introduced in the first quarter of 2001 and features improved navigation and quicker access to our expanded product offerings. The Company has also launched e-commerce sites for Scandia Woods and Irvine Park, new men's targeted apparel catalogs.

General and administrative expense increased 14.4% in the first quarter of 2001 as compared to the first quarter of 2000. The higher general and administrative expense in 2001 was primarily attributable to the one-time $2.5 million charge for the Company's voluntary separation program, and to the costs associated with e-commerce, Crossing Pointe and recently introduced men's and women's targeted apparel catalogs. The $2.5 million charge represents the cost of the severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations will be relocated and the mailing operations have been outsourced. None of the $2.5 million was paid in the first quarter of 2001.

The provision for doubtful accounts as a percentage of credit sales increased 15.2% in the first quarter of 2001 as compared to the first quarter of 2000. The estimated provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc...), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). The estimated bad debt rate used for the first quarter of 2001 was approximately 15% higher than the bad debt rate used in the first quarter of 2000. The estimated bad debt rate increased primarily due to a larger credit marketing program to prospects (new customers) and uncertain economic conditions. At March 31, 2001, the delinquency rate of open accounts receivable was approximately 2% lower than at March 31, 2000. The delinquency rate for established credit customers (95.8% of open receivable at March 31, 2001 vs. 95.9% at March 31, 2000) decreased 1.6%. The charge-off rate for the first quarter of 2001 was 37.8% more than the charge-off rate for the first quarter of 2000, primarily due to the expanded credit-marketing program to prospects. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. Credit granting, collection and behavior models continue to be updated and improved, and, along with expanding database capabilities, provide valuable credit-marketing opportunities.

Interest expense increased 60% in the first quarter of 2001 as compared to the first quarter of 2000. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable and inventories. At March 31, 2001, inventories were up 54% and gross customer accounts receivable were up 1.6% as compared to March 31, 2000.

Income taxes as a percentage of income (loss) before income taxes were 37.8% in both the first quarter of 2001 the first quarter of 2000. The federal income tax rate was 35% in both years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           -13-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2001


Liquidity and Sources of Capital
--------------------------------

All working capital and cash requirements for the first quarter of 2001 were met. In November 1998, the Company entered into an amended and restated $95,000,000 Revolving Credit Facility, which expires on November 13, 2001. This unsecured Revolving Credit Facility requires the Company to meet certain covenants, some of which have been amended since November 1998, and as of March 31, 2001, the Company was in compliance with all the covenants. Borrowings outstanding at March 31, 2001 were $60,000,000, all classified as current. Borrowings outstanding at December 31, 2000 were $25,000,000, all classified as current. As of May 11, 2001, the Company's borrowings outstanding totaled $50,000,000. The increase in borrowings in 2001 is primarily attributable to the growth in inventories.

The ratio of current assets to current liabilities was 2.30 at March 31, 2001,
2.55 at December 31, 2000 and 3.30 at March 31, 2000. Working capital decreased $1,672,776 in the first quarter of 2001 primarily due to the net loss. The 2001 decrease was primarily reflected in decreased customer accounts receivable and increased notes payable more than offsetting increased inventories and prepaid and refundable federal and state taxes and decreased trade accounts payable.

Merchandise inventory turnover was 2.5 at March 31, 2001, 2.8 at December 31, 2000 and 2.8 at March 31,2000. Merchandise inventory as of March 31, 2001 increased 17% from December 31, 2000 and 59% from March 31, 2000. Inventory levels have increased due to lower than expected response rates since mid-2000 and the start up of new catalogs in 2000 and early 2001.

An operating segment is identified as a component of an enterprise for which separate financial information is available for evaluation by the chief decision maker, or decision making group, in deciding on how to allocate resources and assess performance. The Company operates as one business segment consisting of four product lines. The fourth product line, Crossing Pointe, was added in the third quarter of 2000 and is expected to become a significant revenue source over the next few years. Home Products net sales as a percentage of total net sales were 14.3% ($19.0 million) in the first quarter of 2001 as compared to 13.6% ($17.6 million) in the first quarter of 2000. Menswear net sales as a percentage of total net sales were 18.1% ($24.1 million) as compared to 18.7% ($24.4 million). Womenswear net sales as a percentage of total net sales were 66.2% ($88.1 million) as compared to 67.7% ($88.0 million). Crossing Pointe net sales as a percentage of total net sales were 1.4% ($1.9 million) in the first quarter of 2001. Home Products merchandise inventory totaled $16.0 million at March 31, 2001, $17.1 million at December 31, 2000 and $16.7 million at March 31, 2000. Menswear merchandise inventory was $26.7 million at March 31, 2001, $20.7 million at December 31, 2000 and $16.0 million at March 31, 2000. Womenswear merchandise inventory was $64.5 million at March 31 2001, $54.3 million at December 31, 2000 and $37.2 million at March 31, 2000. Crossing Pointe merchandise inventory was $3.9 million at March 31, 2001 and $2.8 million at December 31, 2000.

The Company looks upon its credit granting (Blair Credit) as a marketing advantage. In the early 1990's, the Company started extending revolving credit to first-time (prospect) buyers. Blair Credit was offered only to established customers prior to that time. Prospects responded. This led to a broad offering of pre-approved lines of credit to prospects in 1995 and 1996. Sales, accounts receivable and bad debts expectedly increased. However, as the receivables aged, bad debts greatly exceeded expected levels. The Company recognized that it didn't have all the necessary credit controls in place and put a hold (second quarter 1996) on pre-approved credit offers and reviewed and strengthened (mid-1996 and on) credit controls. Blair Credit customers, on average, buy more, buy more often and are more loyal than cash and credit card customers. The benefit from the increased sales volume achieved by offering Blair Credit is significant and more than outweighs the cost of the credit program. The cost and/or contribution of the credit program itself can be quickly assessed by comparing finance charges (included in other income) to the provision for doubtful accounts. For the firstquarter of 2001, finance charges were $9.8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           -14-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2001


Liquidity and Sources of Capital - Continued
--------------------------------

million and the provision for doubtful accounts was $8.3 million (net of $1.5 million) as compared to the first quarter of 2000, finance charges were $9.1 million and the provision for doubtful accounts was $7.3 million (net of $1.8 million). This assessment does not take into consideration the administrative cost of the credit program (included in general and administrative expense), the cost of money and the impact on sales. The Company's gross credit sales decreased approximately 1% in the first quarter of 2001 as compared to the first quarter of 2000.

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $2.1 million during the first quarter of 2001 and $2.3 million during the first quarter of 2000. Capital expenditures had been projected to be $15 million plus for each of the years 2001 and 2002 and nearly $10 million for 2003. However, capital expenditures for 2001 will be delayed due to the current economic conditions. This includes delaying the implementation of the previously announced $23 million modernization and enhancement of the Company's fulfillment operations. Capital expenditures for the year 2001 are now projected to be $6 million.

The Company recently declared a quarterly dividend of $.15 per share payable on June 15, 2001. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an on-going basis. See "Future Considerations."

The Company has, from the fourth quarter of 1996 through the first quarter of 2000, repurchased a total of 1,620,940 shares of its Common Stock - 864,720 shares purchased on the open market and 756,220 shares from the Estate of John
L. Blair. In 2000, the Company purchased 268,704 shares on the open market No shares have been repurchased in 2001.

Future cash needs will be financed by cash flow from operations, the existing borrowing arrangement and, if needed, other financing arrangements that may be available to the Company. The Company intends to renew its current borrowing arrangement, which expires in November 2001, in the same or similar form. The Company's current projection of future cash requirements, however, may be affected in the future by numerous factors, including changes in customer payments on accounts receivable, consumer credit industry trends, sales volume, operating cost fluctuations, revised capital spending plans and unplanned capital spending.


Impact of Inflation and Changing Prices
---------------------------------------

Although inflation has moderated in our economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. Profit margins have been pressured by paper cost and postal rate increases. Paper prices were higher in 1998 than in 1997 lower in 1999 than in 1998, again higher in 2000 than in 1999 and fairly stable at this time. Postal rates increased on January 10, 1999 and on January 7, 2001, and will increase again on July 1, 2001.

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
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2001


Impact of Inflation and Changing Prices - Continued
---------------------------------------

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

Accounting Pronouncement
------------------------

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. Statement No. 133 provides new guidelines for accounting for derivative instruments and requires companies to recognize all derivatives on the balance sheet at fair value. Gains or losses resulting from changes in the values of the derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted Statement No. 133 effective January 1, 2001. The adoption of Statement No. 133 did not have an impact on the financial statements of the Company, as the Company has historically not invested in derivative instruments.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Bulletin No. 101 formalizes the SEC's position on application of revenue recognition rules. The Company adopted Bulletin No. 101 in the fourth quarter of 2000 and the adoption did not have a substantial effect on the Company.



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

The Company's marketing strategy includes targeting customers in the "40 to 60, low-to-moderate income" market and in the "60+, low-to-moderate income" market. The "40 to 60" market, is the fastest growing segment of the population. Success of the Company's marketing strategy requires investment in database management, financial and operating systems, prospecting programs, catalog marketing, new product lines, telephone call centers, Internet commerce and fulfillment capabilities and capacity. Management believes that these investments should improve Blair Corporation's position in new and existing markets and provide opportunities for future earnings growth.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           -16-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2001


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Forward-looking statements in 10-Q report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements are included in, but not limited to, the following sections of the report.

      - The paragraph on the provision for doubtful accounts in the Results of Operations, Comparison of First Quarter 2001 and First Quarter 2000..

      - The last sentence (Inventory levels have increased ...) of the paragraph on merchandise inventory in Liquidity and Sources of Capital.

      - The third sentence (The fourth product line, Crossing Pointe...) of the paragraph on operating segment in Liquidity and Sources of Capital.

      - The paragraph on credit granting as a marketing advantage in Liquidity and Sources of Capital.

      - The paragraph on capital expenditures in Liquidity and Sources of Capital.

      - The second sentence (It is the Company's intent to...) of the paragraph on recently declared dividend in Liquidity and Sources of Capital.

      -  The paragraph on future cash needs in Liquidity and Sources of Capital.

      -  The Impact of Inflation and Changing Prices.

      -  Future Considerations.

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


ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION                                          -17-

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2001

ITEM 1. Legal Proceedings

      The Company is from time to time a party to ordinary routine litigation incidental to various aspects of its operations. Management is not currently aware of any litigation that will have a material adverse impact on the Company's financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

      Not Applicable.

Item 3.  Defaults Upon Senior Securities

      Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      Not Applicable.

Item 5.  Other Information

      Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits

            3.1   Restated Certificate of Incorporation*
            3.2   Amended Bylaws of Blair Corporation**
            4     Specimen Common Stock Certificate***
            11    Statement regarding computation of per share earnings****

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31,
         2001







------------------
* Incorporated by reference to Exhibit A to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 10, 1995 (SEC File No. 1-878).

** Incorporated by reference to Exhibit 4.3 to the Form S-8 Registration Statement filed with the SEC on July 19, 2000 (SEC File No. 333-41770).

*** Incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed with the SEC on July 19, 2000 (SEC File No. 333-41770).

**** Incorporated by reference to Note C of the financial statements included herein.

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











Date   May 11, 2001                    By          KENT R. SIVILLO
---------------------------                ---------------------------------
                                                   KENT R. SIVILLO
                                              Vice President and Treasurer
                                             (Principal Financial Officer
                                              and Duly Authorized Officer)