Form 10-Q
period 2001-06-30
BLAIR CORP
filed 2001-08-14
CIK 71525

United States
                    Securities and Exchange Commission
                          Washington, D.C. 20549

                               FORM 10-Q
                               ---------

              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended June 30, 2001  Commission File Number  1-878
                     --------------                        ----------------




                           BLAIR CORPORATION
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



                 DELAWARE                               25-0691670
---------------------------------------------------------------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)




     220 HICKORY STREET, WARREN, PENNSYLVANIA               16366-0001
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

As of August 10, 2001 the registrant had outstanding 7,970,044 shares of its common stock without nominal or par value.

PART I.  FINANCIAL INFORMATION                                          -2-

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2001

CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARIES
                                                    June 30       December 31
                                                     2001             2000
                                                 ------------     -------------
ASSETS
Current assets:
   Cash                                          $ 12,312,666     $  7,497,907
   Customer accounts receivable,
     less allowances for doubtful
     accounts and returns of $47,190,237
     in 2001 and $46,764,673 in 2000              161,304,367      172,393,572
   Inventories - Note F
     Merchandise                                   94,400,550       94,912,349
     Advertising and shipping supplies             13,527,954       14,660,290
                                                 ------------     ------------
                                                  107,928,504      109,572,639
   Deferred income taxes - Note E                  12,696,000       11,728,000
   Prepaid expenses                                 1,415,191          958,849
                                                 ------------     ------------
Total current assets                              295,656,728      302,150,967

Property, plant and equipment:
   Land                                             1,142,144        1,142,144
   Buildings                                       64,313,433       64,235,385
   Equipment                                       59,054,606       54,664,689
                                                 ------------     ------------
                                                  124,510,183      120,042,218
   Less allowances for depreciation                70,213,340       66,391,927
                                                 ------------     ------------
                                                   54,296,843       53,650,291
Trademarks                                            665,290          704,894
                                                 ------------     ------------
                                 TOTAL ASSETS    $350,618,861     $356,506,152
                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - Note H                        $ 50,000,000     $ 25,000,000
   Trade accounts payable                          42,031,479       76,038,528
   Advance payments from customers                  2,359,350        2,077,053
   Accrued expenses - Note D                       11,549,742       14,289,318
   Accrued federal and state taxes                  3,700,924          929,101
                                                 ------------     ------------
Total current liabilities                         109,641,495      118,334,000

Deferred income taxes - Note E                        964,000        1,146,000

Stockholders' equity:
   Common Stock without par value:
     Authorized 12,000,000 shares;
       issued 10,075,440 shares
       (including shares held
        in treasury) - stated value                   419,810          419,810
   Additional paid-in capital                      14,599,554       14,612,333
   Retained earnings                              270,300,901      267,444,414
                                                 ------------     ------------
                                                  285,320,265      282,476,557
   Less 2,105,396 shares in 2001 and
     2,106,596 shares in 2000 of
     common stock in treasury - at cost            43,189,579       43,218,782
   Less receivable from stock plans                 2,117,320        2,231,623
                                                 ------------     ------------
                                                  240,013,366      237,026,152
                                                 ------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $350,618,861     $356,506,152
                                                 ============     ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME                                       -4-

BLAIR CORPORATION AND SUBSIDIARIES




                                                       Three Months Ended                  Six Months Ended
                                                            June 30                             June 30
                                                       2001           2000                2001          2000

                                                   ------------   ------------       ------------   ------------
Net sales                                          $164,093,069   $157,063,466       $297,148,214   $287,127,104
Other income - Note G                                11,122,746     11,723,180         22,425,685     22,384,000
Interest from tax settlement                          4,061,253            -0-          4,061,253            -0-
                                                   ------------   ------------       ------------   ------------
                                                    179,227,068    168,786,646        323,635,152    309,511,104

Costs and expenses:
   Cost of goods sold                                78,838,780     77,373,075        143,249,625    141,407,509
   Advertising                                       48,822,315     36,866,122         87,512,602     66,186,189
   General and administrative                        32,721,729     31,704,364         65,330,117     60,202,267
   Provision for doubtful accounts                    9,467,386      9,058,607         17,761,407     16,321,068
   Interest                                             736,592        424,108          1,464,081        879,545
                                                   ------------   ------------       ------------   ------------
                                                    170,586,802    155,426,276        315,317,832    284,996,578
                                                   ------------   ------------       ------------   ------------
                      INCOME BEFORE INCOME TAXES      8,690,266     13,360,370          8,317,320     24,514,526

Income taxes - Note E                                 3,211,000      5,074,000          3,070,000      9,290,000
                                                   ------------   ------------       ------------   ------------

                                      NET INCOME   $  5,479,266   $  8,286,370       $  5,247,320   $ 15,224,526
                                                   ============   ============       ============   ============

Basic and diluted earnings per share - Note C             $ .69          $1.04              $ .66          $1.89
                                                          =====          =====              =====          =====




See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                          -5-

BLAIR CORPORATION AND SUBSIDIARIES




                                                       Three Months Ended                 Six Months Ended
                                                             June 30                           June 30
                                                       2001           2000               2001           2000
                                                   ------------   ------------       ------------   ------------

Common Stock                                       $    419,810   $    419,810       $    419,810   $    419,810

Additional paid-in capital:
   Balance at beginning of period                    14,612,333     14,578,976         14,612,333     14,625,722
   Issuance of Common Stock to
     non-employee directors                              (5,871)           441             (5,871)           441
   Forfeitures of Common Stock under
     Employee Stock Purchase Plan                        (6,908)       (27,035)            (6,908)       (73,781)
                                                   ------------   ------------       ------------   ------------
   Balance at end of period                          14,599,554     14,552,382         14,599,554     14,552,382

Retained Earnings:
   Balance at beginning of period                   266,017,142    256,880,678        267,444,414    251,163,905
   Net income                                         5,479,266      8,286,370          5,247,320     15,224,526
   Cash dividends declared - Note B                  (1,195,507)    (1,198,218)        (2,390,833)    (2,419,601)
                                                   ------------   ------------       ------------   ------------
   Balance at end of period                         270,300,901    263,968,830        270,300,901    263,968,830

Treasury Stock:
   Balance at beginning of period                   (43,218,782)   (42,028,258)       (43,218,782)   (39,829,081)
   Purchase of Common Stock for treasury                    -0-     (1,318,943)               -0-     (3,501,222)
   Issuance of Common Stock to
     non-employee directors                              31,746         22,434             31,746         22,434
   Forfeitures of Common Stock under
     Employee Stock Purchase Plan                        (2,543)        (7,371)            (2,543)       (24,269)
                                                   ------------   ------------       ------------   ------------
   Balance at end of period                         (43,189,579)   (43,332,138)       (43,189,579)   (43,332,138)

Receivable from stock plans:
   Balance at beginning of period                    (2,178,287)    (2,333,951)        (2,231,623)    (2,402,931)
   Forfeitures of Common Stock under
     Employee Stock Purchase Plan                         3,150         11,100              3,150         31,675
   Repayments                                            57,817         51,295            111,153         99,700
                                                   ------------   ------------       ------------   ------------
   Balance at end of period                          (2,117,320)    (2,271,556)        (2,117,320)    (2,271,556)
                                                   ------------   ------------       ------------   ------------

                     TOTAL STOCKHOLDERS' EQUITY    $240,013,366   $233,337,328       $240,013,366   $233,337,328
                                                   ============   ============       ============   ============



See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARIES
                                                        Six Months Ended
                                                             June 30
                                                       2001           2000
                                                   ------------   ------------
OPERATING ACTIVITIES
   Net income                                      $  5,247,320   $ 15,224,526
   Adjustments to reconcile net income
     to net cash (used in) provided by
     operating activities:
       Depreciation and amortization                  3,870,502      2,744,902
       Provision for doubtful accounts               17,761,407     16,321,068
       Provision for deferred income taxes           (1,150,000)    (3,847,000)
       Compensation expense from stock
         awards (net of forfeitures)                     19,574        (43,500)
       Changes in operating assets and
         liabilities (using) providing cash:
            Customer accounts receivable             (6,672,202)   (21,000,720)
            Inventories                               1,644,135      7,459,110
            Prepaid expenses                           (456,342)      (469,804)
            Trade accounts payable                  (34,007,049)   (12,565,946)
            Advance payments from customers             282,297      1,245,662
            Accrued expenses                         (2,739,576)     1,975,252
            Accrued federal and state taxes           2,771,823      8,397,771
                                                   ------------   ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES (13,428,111)    15,441,321

INVESTING ACTIVITIES
   Purchases of property, plant and equipment        (4,477,450)    (6,211,416)
                                                   ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                (4,477,450)    (6,211,416)

FINANCING ACTIVITIES
   Net borrowings (repayments)of bank borrowings     25,000,000     (1,450,000)
   Dividends paid                                    (2,390,833)    (2,419,601)
   Purchase of Common Stock for treasury                    -0-     (3,501,222)
   Payments on receivable from
     stock plans                                        111,153         99,700
                                                   ------------   ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  22,720,320     (7,271,123)
                                                   ------------   ------------

INCREASE IN CASH                                      4,814,759      1,958,782

Cash at beginning of year                             7,497,907      1,625,236
                                                   ------------   ------------

                          CASH AT END OF PERIOD    $ 12,312,666   $  3,584,018
                                                   ============   ============

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              -7-

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2001

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The consolidated financial statements include the accounts of Blair Corporation and its wholly-owned subsidiaries. All significant intercompany accounts are eliminated upon consolidation.


NOTE B - DIVIDENDS DECLARED
 2-08-00   $.15 per share                    2-09-01   $.15 per share
 4-18-00    .15                              4-17-01    .15
 7-18-00    .15
10-17-00    .15


NOTE C - EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING
Earnings pershare are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. For diluted earnings per share, the weighted average number of shares includes common stock equivalents related to stock options.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No. 128:
                              Three Months Ended          Six Months Ended
                                   June 30                     June 30
                             2001         2000          2001           2000
                          -----------  -----------   -----------    -----------
Numerator:
   Net income             $ 5,479,266  $ 8,286,370   $ 5,247,320    $15,224,526
   Numerator for basic
     earnings per share     5,479,266    8,286,370     5,247,320     15,224,526
   Numerator for diluted
     earnings per share     5,479,266    8,286,370     5,247,320     15,224,526

Denominator:
   Denominator for basic
     earnings per share:
   - Weighted average
       shares               7,969,819    7,991,961     7,969,401      8,057,701

Effect of diluted securities:
   - Stock options                235          -0-           117            -0-
                          -----------  -----------   -----------     ----------

Denominator for diluted
  earnings per share:
   - Adjusted weighted
       average shares       7,970,054    7,991,961     7,969,518      8,057,701

Basic earnings per share         $.69        $1.04          $.66          $1.89

Diluted earnings per share       $.69        $1.04          $.66          $1.89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                  -8-

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2001


NOTE D - ACCRUED EXPENSES Accrued expenses consist of:
                                         June 30    December 31
                                          2001         2000
                                       -----------  -----------
Employee compensation                  $ 7,166,756  $ 9,476,660
Contribution to profit sharing
  and retirement plan                      597,707    2,288,916
Taxes, other than taxes on income          800,329      745,312
Voluntary separation program             1,688,085          -0-
Other accrued items                      1,296,865    1,778,430
                                       -----------  -----------
                                       $11,549,742  $14,289,318
                                       ===========  ===========


NOTE E - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense are as follows:
                            Three Months Ended          Six Months Ended
                                 June 30                     June 30
                            2001          2000         2001          2000
                        -----------    -----------  -----------   -----------
Currently payable:
  Federal               $ 4,379,000    $ 7,791,000  $ 4,045,000   $11,817,000
  State                     375,000      1,081,000      175,000     1,320,000
                         ----------    -----------  -----------   -----------
                          4,754,000      8,872,000    4,220,000    13,137,000
Deferred credit          (1,543,000)    (3,798,000)  (1,150,000)   (3,847,000)
                        -----------    -----------  -----------   -----------
                        $ 3,211,000    $ 5,074,000  $ 3,070,000   $ 9,290,000
                        ===========    ===========  ===========   ===========


The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                           Three Months Ended           Six Months Ended
                                June 30                      June 30
                           2001           2000         2001          2000
                        -----------    -----------  -----------   -----------
Statutory rate applied
  to pre-tax income     $ 3,041,593    $ 4,676,130  $ 2,911,062   $ 8,580,084
State income taxes,
  net of federal
  tax benefit               115,700        386,100       18,200       692,250
Other items                  53,707         11,770      140,738        17,666
                        -----------    -----------  -----------   -----------
                        $ 3,211,000    $ 5,074,000  $ 3,070,000   $ 9,290,000
                        ===========    ===========  ===========   ===========

Components of the provision for deferred income tax credit are as follows:
                           Three Months Ended           Six Months Ended
                                June 30                      June 30
                           2001           2000         2001          2000
                        -----------    -----------  -----------   -----------
Provision for
  estimated returns     $    22,000    $   (44,000) $   891,000   $   865,000
Provision for doubtful
  accounts                 (345,000)       886,000      145,000     1,741,000
Advertising costs         2,938,000      2,691,000      (60,000)      888,000
Other items - net           139,000         (7,000)     229,000       353,000
Severance                  (310,000)           -0-      645,000           -0-
Inventory Obsolescence     (901,000)       272,000     (700,000)      397,000
                        -----------    -----------  -----------   -----------
                        $ 1,543,000    $ 3,798,000  $ 1,150,000   $ 3,847,000
                        ===========    ===========  ===========   ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                  -9-

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2001

NOTE E - INCOME TAXES - Continued
Components of the deferred tax assets and liability under the liability method as of June 30, 2001 and December 31, 2000 are as follows:
                                        June 30     December 31
                                          2001         2000
                                       -----------  -----------
Current net deferred tax assets:
   Doubtful accounts                   $13,596,000  $13,048,000
   Returns allowances                    2,389,000    1,498,000
   Inventory obsolescence                1,686,000    2,386,000
   Inventory costs                      (2,085,000)  (2,085,000)
   Vacation pay                          1,408,000    1,408,000
   Advertising costs                    (5,071,000)  (5,011,000)
   Severance costs                         645,000          -0-
   Other items                             128,000      484,000
                                       -----------  -----------
                                       $12,696,000  $11,728,000
                                       ===========  ===========

Long-term deferred tax liability:
   Property, plant and equipment       $   964,000  $ 1,146,000
                                       ===========  ===========

NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $6,717,000 at both June 30, 2001 and December 31, 2000.

NOTE G - OTHER INCOME Other income consists of:
                           Three Months Ended           Six Months Ended
                                 June 30                     June 30
                           2001           2000         2001          2000
                        -----------    -----------  -----------   -----------
Finance charges on time
   payment accounts     $ 9,536,325    $ 9,496,722  $19,324,657   $18,553,286
Commissions earned        1,020,645      1,004,132    1,909,848     1,745,400
Other items                 565,776      1,222,326    1,191,180     2,085,314
                        -----------    -----------  -----------   -----------
                        $11,122,746    $11,723,180  $22,425,685   $22,384,000
                        ===========    ===========  ===========   ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                  -10-

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2001


NOTE H - FINANCING ARRANGEMENTS
On November 13, 1998, the Company entered into an amended and restated $95,000,000 Revolving Credit Facility, which expires on November 13, 2001. The interest rate is, at the Company's option, based on a base rate option, swing loan rate option or Euro-rate option as defined in the agreement. The Revolving Credit Facility is unsecured and requires the Company to meet certain covenants, as outlined in the agreement, some of which have been amended since November 13, 1998. These covenants specifically relate to tangible net worth, maintaining a defined leverage ratio, interest coverage ratio and fixed charge coverage ratio and complying with certain indebtedness restrictions. As of June 30, 2001 and December 31, 2000, the Company was in compliance with all the agreement's covenants. At June 30, 2001, the Company had borrowed $50,000,000 all of which was classified as short term and at December 31, 2000, $25,000,000 all of which was classified as short term. As of August 10, 2001, the Company's borrowings outstanding totaled $45,000,000.

NOTE I - NEW ACCOUNTING PRONOUNCEMENTS
Accounting for Derivative Instruments and Hedging Activities The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted the new statement effective January 1, 2001. The Company has historically not invested in derivative instruments, and as a result, the adoption of this statement has had no impact on the financial statements of the Company.

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

Business Combinations and Goodwill and Other Intangible Assets In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. It is anticipated that the adoption of this statement will not have a significant impact on the Company.

NOTE J - VOLUNTARY SEPARATION PROGRAM
In the first quarter of 2001, the Company accrued and charged to expense $2.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The one-time $2.5 million charge represents severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations will be relocated and the mailing operations have been outsourced. As of June 30, 2001, $811,915 of the $2.5 million has been paid.

NOTE K - EMPLOYEE STOCK PURCHASE PLAN
The Company had an Employee Stock Purchase Plan wherein shares of treasury stock could be issued to certain employees at a price established at the discretion of the Employee Stock Purchase Plan Committee. In 2001, no stock has been issued under the Plan and the Plan has been terminated. On July 19, 2000, 31,852 shares were issued under the Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                  -11-

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2001


NOTE L - OMNIBUS STOCK PLAN
The Company has an Omnibus Stock Plan that gives the Company the ability to offer a variety of equity based awards to persons who are key to the Company's growth, development and financial success. Awards are valued in accordance with the terms and conditions of the Omnibus Stock Plan as determined by the Omnibus Stock Plan Committee. Non-qualified stock options totaling 90,519 options were awarded to the executive officers on April 16, 2001. Restricted stock awards totaling 35,400 shares of treasury stock were issued to certain employees on July 19, 2000.

NOTE M - CONTINGENCIES
The Company is involved in certain items of litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome will not have a material effect on the Company's financial condition or results of operations.

NOTE N - USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE O - RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              -12-
         CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2001


Results of Operations
---------------------

Comparison of Second Quarter 2001 and Second Quarter 2000

Net income for the second quarter ended June 30, 2001 was $5,479,266, or $.69 per share, compared to net income of $8,286,370, or $1.04 per share, for the second quarter ended June 30, 2000. The second quarter of 2001 was impacted by $4 million of pre-tax interest income resulting from a favorable Internal Revenue tax settlement. Without the one-time gain in interest income, net income for the 2001 second quarter would have been $2,920,444, or $.37 per share. Results for the 2001 second quarter were affected by lower than expected response rates, uncertain economic conditions and a decrease in consumer spending. The quarter was also negatively impacted by costs associated with investments in several growth initiatives including Crossing Pointe, Blair's men's and women's targeted apparal catalogs and e-commerce. It is expected that these investments will continue, subject to adjustment, during the remainder of the year.

Net sales for the second quarter of 2001 increased to a record level and were 4.5% higher than net sales for the second quarter of 2000. Actual response rates in the second quarter of 2001 were lower than in the second quarter of 2000. Actual response rates were below expected levels in the second quarter of 2001. Gross sales revenue generated per advertising dollar decreased approximately 21% in the second quarter of 2001 as compared to the second quarter of 2000. The total number of orders shipped decreased while the average order size increased in the second quarter of 2001 as compared to the second quarter of 2000. The provision for returned merchandise as a percentage of gross sales increased in the second quarter of 2001 as compared to the second quarter of 2000.

Other income decreased approximately 5% in the second quarter of 2001 as compared to the second quarter of 2000. Other income decreased primarily because the Company has not realized any gain on barter in 2001.

A one-time $4 million interest payment resulting from a favorable Internal Revenue tax settlement was received at the end of June 2001. The Company also recovered approximately $9 million in federal income tax refunds from the settlement.

Cost of goods sold as a percentage of net sales decreased to 48.1% in the second quarter of 2001 from 49.3% in the second quarter of 2000. The improvement in cost of goods is attributable to stable or declining product costs and the Company's efforts to improve gross margins.

Advertising expense in the second quarter of 2001 increased 32% from the second quarter of 2000. A planned larger advertising effort, a postal rate increase and new marketing growth initiatives (Crossing Pointe, e-commerce and men's and women's targeted apparal catalogs) were primarily responsible for the increased advertising costs in the second quarter of 2001.

The total number of catalog mailings released in the second quarter of 2001 was 38% more than in the second quarter of 2000 (55.9 million vs. 40.6 million). Print advertising for Crossing Pointe (started in third quarter of 2000) is all via catalog and is included in the catalog mailings number for the second quarter of 2001.

The total number of letter mailings released in the second quarter of 2001 was 1% more than in the second quarter of 2000 (31.3 million vs. 30.9 million). Letter mailings are most productive when targeting the Company's female customers and, since mid-year 2000, have been used only to promote our women's apparel lines.

Total volume of the co-op and media advertising programs increased 10% in the second quarter of 2001 as compared to the second quarter of 2000 (303 million vs. 275 million).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              -13-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2001


Results of Operations - Continued
---------------------

Comparison of Second Quarter 2001 and Second Quarter 2000 - Continued

The Company launched e-commerce sites for Crossing Pointe, www.crossingpointe.com, and the Blair Online Outlet early in the third quarter of 2000. The Blair website, www.blair.com (including the Online Outlet), was launched late third quarter/early fourth quarter of 2000. A redesigned www.blair.com was introduced in the first quarter of 2001 and features improved navigation and quicker access to our expanded product offerings. The Company has also launched e-commerce sites for Scandia Woods and Irvine Park, new men's targeted apparel catalogs. Over $10 million in e-commerce sales were generated in the first six months of 2001 as compared to $1 million for the first six months of 2000.

General and administrative expense increased 3.2% in the second quarter of 2001 as compared to the second quarter of 2000. The higher general and administrative expense in 2001 was primarily attributable to increased depreciation and amortization.

The provision for doubtful accounts as a percentage of credit sales increased 6.6% in the second quarter of 2001 as compared to the second quarter of 2000. The estimated provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc...), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). The estimated bad debt rate used for the second quarter of 2001 was approximately 7% higher than the bad debt rate used in the second quarter of 2000. The estimated bad debt rate increased primarily due to a larger credit marketing program to prospects (new customers) and uncertain economic conditions. At June 30, 2001 the delinquency rate of open accounts receivable was approximately 2% lower than at June 30, 2000. The delinquency rate for established credit customers (represents 96.3% of open receivables at June 30, 2001 vs. 95.5% at June 30, 2000) decreased .5%. The charge-off rate for the second quarter of 2001 was 13.4% more than the charge-off rate for the second quarter of 2000, primarily due to the expanded credit-marketing program to prospects. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. Credit granting, collection and behavior models continue to be updated and improved, and, along with expanding database capabilities, provide valuable credit-marketing opportunities.

Interest expense increased 74% in the second quarter of 2001 as compared to the second quarter of 2000. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable and inventories. At June 30, 2001, inventories were up 49% and gross customer accounts receivable were down 1.5% as compared to June 30, 2000.

Income taxes as a percentage of income before income taxes were 36.9% in the second quarter of 2001 and 38.0% in the second quarter of 2000. The federal income tax rate was 35% in both years. The decrease in the total income tax rate was caused by a change in the Company's effective state income tax rate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              -14-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2001


Results of Operations - Continued
--------------------

Comparison of Six Month Periods Ended June 30, 2001 and June 30, 2000.

Net income for the six months ended June 30, 2001 was $5,247,320, or $.66 per share, as compared to $15,224,526, or $1.89 per share, for the six months ended June 30, 2000. Results for the first six months of 2001 were affected by lower than expected response rates, uncertain economic conditions and a decrease in consumer spending. The six months of 2001 included $4 million of interest income resulting from a favorable Internal Revenue tax settlement. The one-time gain in interest income increased net income for the first six months of 2001 by $2.6 million, $.32 per share. The six months of 2001 also included a $2.5 million charge attributable to the Company's voluntary separation program. The one-time charge decreased net income for the first six months of 2001 by $1.5 million, $.18 per share.

Net sales for the first six months of 2001 increased to a record level and were 3.5% higher than net sales for the first six months of 2000. Actual response rates in the first six months of 2001 were lower than in the first six months of 2000. Actual response rates were below expected levels in the first six months of 2001. Gross sales revenue generated per advertising dollar decreased approximately 22% in the first six months of 2001 as compared to the first six months of 2000. The total number of orders shipped decreased while the average order size increased in the first six months of 2001 as compared to the first six months of 2000. The provision for returned merchandise as a percentage of gross sales increased in the first six months of 2001 as compared to the first six months of 2000.

Other income was approximately the same in the first six months of 2001 as compared to the first six months of 2000. Increased finance charges were offset by reductions in a number of miscellaneous items, primarily gain on barter.

A one-time $4 million interest payment resulting from a favorable Internal Revenue tax settlement was received at the end of June 2001. The Company also recovered approximately $9 million in federal income tax refunds from the tax settlement.

Cost of goods sold as a percentage of net sales decreased to 48.2% in the first six months of 2001 from 49.3% in the first six months of 2000. The improvement in cost of goods is attributable to stable or declining product costs and the Company's efforts to improve gross margins.

Advertising expense in the first six months of 2001 increased 32% from the first six months of 2000. A planned larger advertising effort, a postal rate increase and new marketing growth initiatives (Crossing Pointe, e-commerce and men's and women's targeted apparel catalogs) were primarily responsible for the increased advertising costs in the first six months of 2001.

The total number of catalog mailings released in the first six months of 2001 was 42% more than in the first six months of 2000 (92.9 million vs. 65.5 million). Print advertising for Crossing Pointe (started in third quarter of
2000) is all via catalog and is included in the catalog mailings number for the first six months of 2001.

The total number of letter mailings released in the first six months of 2001 was 10% less than in the first six months of 2000 (48.5 million vs. 54.1 million). Letter mailings are most productive when targeting the Company's female customers and, since mid-year 2000, have been used only to promote our women's apparel lines.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              -15-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2001


Results of Operations - Continued
---------------------

Comparison of Six Month Periods Ended June 30, 2001 and June 30, 2000 -
  Continued

Total volume of the co-op and media advertising programs increased 22% in the first six months of 2001 as compared to the first six months of 2000 (745 million vs. 614 million).

The Company launched e-commerce sites for Crossing Pointe, www.crossingpointe.com, and the Blair Online Outlet early in the third quarter of 2000. The Blair website, www.blair.com (including the Online Outlet), was launched late third quarter/early fourth quarter of 2000. A redesigned www.blair.com was introduced in the first quarter of 2001 and features improved navigation and quicker access to our expanded product offerings. The Company has also launched e-commerce sites for Scandia Woods and Irvine Park, new men's targeted apparel catalogs. Over $10 million in e-commerce sales were generated in the first six months of 2001 as compared to $1 million for the first six months of 2000.

General and administrative expense increased 8.7% in the first six months of 2001 as compared to the first six months of 2000. The higher general and administrative expense in 2001 was primarily attributable to the one-time $2.5 million charge for the Company's voluntary separation program, and to the costs associated with e-commerce, Crossing Pointe and recently introduced men's and women's targeted apparel catalogs. The $2.5 million charge represents the cost of the severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations will be relocated and the mailing operations have been outsourced. As of June 30, 2001, $811,915 of the $2.5 million charge has been paid.

The provision for doubtful accounts as a percentage of credit sales increased 10.4% in the first six months of 2001 as compared to the first six months of 2000. The estimated provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc...), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). The estimated bad debt rate used for the first six months of 2001 was approximately 10% higher than the bad debts rate used in the first six months of 2000. The estimated bad debt rate increased primarily due to a larger credit marketing program to prospects (new customers) and uncertain economic conditions. At June 30, 2001, the delinquency rate of open accounts receivable was approximately 2% lower than at June 30, 2000. The delinquency rate for established credit customers (represents 96.3% of open receivables at June 30, 2001 vs. 95.5% at June 30, 2000) decreased .5%. The charge-off rate for the first six months of 2001 was 23.4% more than the charge-off rate for the first six months of 2000, primarily due to the expanded credit-marketing program to prospects. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. Credit granting, collection and behavior models continue to be updated and improved, and, along with expanding database capabilities, provide valuable credit-marketing opportunities.

Interest expense increased 66% in the first six months of 2001 as compared to the first six months of 2000. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable and inventories. At June 30, 2001, inventories were up 49% and gross customer accounts receivable were down 1.5% as compared to June 30, 2000.

Income taxes as a percentage of income before income taxes were 36.9% in the first six months of 2001 and 37.9% in the first six months of 2000. The federal income tax rate was 35% in both years. The decrease in the total income tax rate was caused by a change in the Company's effective state income tax rate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              -16-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2001


Liquidity and Sources of Capital
--------------------------------

All working capital and cash requirements for the first six months of 2001 were met. In November 1998, the Company entered into an amended and restated $95,000,000 Revolving Credit Facility, which expires on November 13, 2001. This unsecured Revolving Credit Facility requires the Company to meet certain covenants, some of which have been amended since November 1998, and the Company is in compliance with all the covenants. Borrowings outstanding at June 30, 2001 were $50,000,000, all classified as current. Borrowings outstanding at December 31, 2000 were $25,000,000, all classified as current. AS of August 10, 2001, the Company's borrowings outstanding totaled $45,000,000. The increase in borrowings in 2001 is primarily attributable to the growth in inventories.

The ratio of current assets to current liabilities was 2.70 at June 30, 2001,
2.55 at December 31, 2000 and 3.84 at June 30, 2000. Working capital increased $2,198,266 in the first six months of 2001 primarily due to the net income generated in the second quarter. The 2001 increase was primarily reflected in increased cash and decreased trade accounts payable more than offsetting decreased customer accounts receivable and increased notes payable.

Merchandise inventory turnover was 2.4 at June 30, 2001, 2.8 at December 31, 2000 and 3.0 at June 30, 2000. Merchandise inventory as of June 30, 2001 decreased .5% from December 31, 2000 and increased 49% from June 30, 2000. Inventory levels have increased since June 30, 2000 due to lower than expected response rates since mid-2000 and the introduction of new catalogs in late 2000 and early 2001. Sales mailings will be increased in the third quarter of 2001 to help bring inventory levels down.

An operating segment is identified as a component of an enterprise for which separate financial information is available for evaluation by the chief decision maker, or decision making group, in deciding on how to allocate resources and assess performance. The Company operates as one business segment consisting of four product lines. The fourth product line, Crossing Pointe, was added in the third quarter of 2000 and is expected to become a significant revenue source over the next few years. Home Products net sales as a percentage of total net sales were 13.4% ($39.9 million) in the first six months of 2001 as compared to 14.0% ($40.1 million) in the first six months of 2000. Menswear net sales as a percentage of total net sales were 18.9% ($56.1 million) as compared to 19.6% ($56.2 million). Womenswear net sales as a percentage of total net sales were 65.5% ($194.6 million) as compared to 66.4% ($190.8 million). Crossing Pointe net sales as a percentage of total net sales were 2.2 % ($6.5 million) in the first six months of 2001. Home Products merchandise inventory totaled $11.5 million at June 30, 2001, $17.1 million at December 31, 2000 and $17.0 million at June 30, 2000. Menswear merchandise inventory was $20.6 million at June 30, 2001, $20.7 million at December 31, 2000 and $13.7 million at June 30, 2000. Womenswear merchandise inventory was $58.7 million at June 30, 2001, $54.3 million at December 31, 2000 and $31.4 million at June 30, 2000. Crossing Pointe merchandise inventory was $3.6 million at June 30, 2001, $2.8 million at December 31, 2000 and $1.2 million at June 30, 2000.

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
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2001


Liquidity and Sources of Capital - Continued
--------------------------------

card customers. The benefit from the increased sales volume achieved by offering Blair Credit is significant and more than outweighs the cost of the credit program. The cost and/or contribution of the credit program itself can be quickly assessed by comparing finance charges (included in other income) to the provision for doubtful accounts. For the first six months of 2001, finance charges were $19.3 million and the provision for doubtful accounts was $17.8 million (net of $1.6 million) as compared to the first six months of 2000, finance charges were $18.6 million and the provision for doubtful accounts was $16.3 million (net of $2.2 million). This assessment does not take into consideration the administrative cost of the credit program (included in general and administrative expense), the cost of money and the impact on sales. The Company's gross credit sales decreased approximately 1% in the first six months of 2001 as compared to the first six months of 2000.

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $4.5 million during the first six months of 2001 and $6.2 million during the first six months of 2000. Capital expenditures had been projected to be $15 million plus for each of the years 2001 and 2002 and nearly $10 million for 2003. However, capital expenditures for 2001 will be delayed due to the current economic conditions. This includes slowing the implementation of the previously announced $23 million modernization and enhancement of the Company's fulfillment operations. Capital expenditures for the year 2001 are now projected to be $8 million.

As of the filing date of this report, the Company has not declared a quarterly dividend that would be payable on September 15, 2001. The dividend declaration will be considered on August 20, 2001, it is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an on-going basis. See "Future Considerations."

The Company has, from the fourth quarter of 1996 through the year 2000, repurchased a total of 1,620,940 shares of its Common Stock - 864,720 shares purchased on the open market and 756,220 shares from the Estate of John L. Blair. In 2000, the Company purchased 268,704 shares on the open market. No shares have been repurchased in 2001.

Future cash needs will be financed by cash flow from operations, the existing borrowing arrangement and, if needed, other financing arrangements that may be available to the Company. The Company intends to renew or replace its current borrowing arrangement, which expires in November 2001. The Company's current projection of future cash requirements, however, may be affected in the future by numerous factors, including changes in customer payments on accounts receivable, consumer credit industry trends, sales volume, operating cost fluctuations, revised capital spending plans and unplanned capital spending.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              -18-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2001


Impact of Inflation and Changing Prices
---------------------------------------

Although inflation has moderated in our economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. Profit margins have been pressured by paper cost and postal rate increases. Paper prices were higher in 1998 than in 1997, lower in 1999 than in 1998, again higher in 2000 than in 1999 and stable to declining at this time. Postal rates increased on January 10, 1999, on January 7, 2001 and again on July 1, 2001.

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

In June 2001, Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", were issued. The Statements are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the Statements beginning in the first quarter of 2002. It is anticipated that adoption of these Statements will not have a significant impact on the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                       -19-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2001


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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Forward-looking statements in this 10-Q report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements are included in, but not limited to, the following sections of the report.

      - The paragraph on the provision for doubtful accounts in the Results of Operations, Comparison of Second Quarter 2001 and Second Quarter 2000.

      - The paragraph on the provision for doubtful accounts in the Results of Operations, Comparison of Six Month Periods Ended June 30, 2001 and June 30, 2000.

      - The paragraph on merchandise inventory in Liquidity and Sources of Capital.

      - The third sentence (The fourth product line, Crossing Pointe...) of the paragraph on operating segment in Liquidity and Sources of Capital.

      - The paragraph on credit granting as a marketing advantage in Liquidity and Sources of Capital.

      - The paragraph on capital expenditures in Liquidity and Sources of Capital.

      -  The paragraph on dividend practice in Liquidity and Sources of Capital.

      -  The paragraph on future cash needs in Liquidity and Sources of Capital.

      -  The Impact of Inflation and Changing Prices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                       -20-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2001

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
 -  Continued
-------------------------------------------------------------------------------


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION                                             -21-

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2001

ITEM 1. Legal Proceedings
        -----------------

      The Company is from time to time a party to ordinary routine litigation incidental to various aspects of its operations. Management is not currently aware of any litigation that will have a material adverse impact on the Company's financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

      Not Applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

      Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

    (a)  The Company's Annual Meeting of Stockholders was held April 17, 2001.

    (b) At the Annual Meeting of Stockholders, all of the Company's directors were elected at said meeting, as follows:

           David A. Blair       6,879,625 Votes For,   97,480 Votes Withheld
           Robert W. Blair      6,881,025 Votes For,   96,080 Votes Withheld
           Steven M. Blair      6,871,425 Votes For,   105,680 Votes Withheld
           Robert D. Crowley    6,880,975 Votes For,   96,130 Votes Withheld
           John O. Hanna        6,879,775 Votes For,   97,330 Votes Withheld
           Gerald A. Huber      6,874,451 Votes For,   102,654 Votes Withheld
           Craig N. Johnson     6,877,461 Votes For,   99,644 Votes Withheld
           Murray K. McComas    6,349,512 Votes For,   627,593 Votes Withheld
           Thomas P. McKeever   6,875,474 Votes For,   101,631 Votes Withheld
           Kent R. Sivillo      6,880,875 Votes For,   96,230 Votes Withheld
           Blair T. Smoulder    6,880,848 Votes For,   96,257 Votes Withheld
           John E. Zawacki      6,417,139 Votes For,   559,966 Votes Withheld


         Since all of the directors of the Company were elected at the Annual Meeting of Stockholders, there are no directors whose term of office as a director continued after the meeting.

    (c) The following other matter was voted upon at the meeting, and the following number of affirmative votes and negative votes were cast with respect to such matter:

               The reappointment by the Company's Board of Directors of the firm of Ernst & Young LLP as independent certified public accountants to examine the financial statements and perform the annual audit of the Company for the year ending December 31, 2001 was ratified. This matter received 6,926,080 affirmative votes, 32,137 negative votes and 18,887 votes withheld.

Item 5.  Other Information
         -----------------

      Not Applicable.

PART II.  OTHER INFORMATION                                             -22-

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2001


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits
         --------

            3.1   Restated Certificate of Incorporation*
            3.2   Amended Bylaws of Blair Corporation**
            4     Specimen Common Stock Certificate***
            11    Statement regarding computation of per share earnings****

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30,
         2001







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


                                                    BLAIR CORPORATION
                                            --------------------------------
                                                      (Registrant)





Date   August 10, 2001                 By          KENT R. SIVILL0
---------------------------              -------------------------------
                                                   KENT R. SIVILLO
                                           Vice President and Treasurer
                                           (Principal Financial Officer
                                            and Duly Authorized Officer)