Form 10-Q
period 2001-09-30
BLAIR CORP
filed 2001-11-14
CIK 71525

United States
                    Securities and Exchange Commission
                          Washington, D.C. 20549

                                FORM 10-Q
                                ---------

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended September 30, 2001  Commission File Number  1-878
                     ------------------                         -----------




                              BLAIR CORPORATION
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



            DELAWARE                                 25-0691670
---------------------------------------------------------------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)




   220 HICKORY STREET, WARREN, PENNSYLVANIA               16366-0001
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

As of November 12, 2001 the registrant had outstanding 7,969,544 shares of its common stock without nominal or par value.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2001

CONSOLIDATED BALANCE SHEETS

BLAIR CORPORATION AND SUBSIDIARIES
                                                  September 30     December 31
                                                     2001             2000
                                                 ------------     ------------
ASSETS
Current assets:
   Cash                                          $  9,568,945     $  7,497,907
   Customer accounts receivable,
     less allowances for doubtful
     accounts and returns of $47,136,481
     in 2001 and $46,764,673 in 2000              151,547,275      172,393,572
   Inventories - Note F
     Merchandise                                   91,738,895       94,912,349
     Advertising and shipping supplies             22,551,232       14,660,290
                                                 ------------     ------------
                                                  114,290,127      109,572,639
   Deferred income taxes - Note E                  10,524,000       11,728,000
   Prepaid and refundable federal
     and state taxes                                  402,136              -0-
   Prepaid expenses                                 1,476,416          958,849
                                                 ------------     ------------
Total current assets                              287,808,899      302,150,967

Property, plant and equipment:
   Land                                             1,142,144        1,142,144
   Buildings                                       64,421,580       64,235,385
   Equipment                                       59,621,463       54,664,689
                                                 ------------     ------------
                                                  125,185,187      120,042,218
   Less allowances for depreciation                71,706,182       66,391,927
                                                 ------------     ------------
                                                   53,479,005       53,650,291
Trademarks                                            647,229          704,894
                                                 ------------     ------------
                                 TOTAL ASSETS    $341,935,133     $356,506,152
                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - Note H                        $ 35,000,000     $ 25,000,000
   Trade accounts payable                          55,901,339       76,038,528
   Advance payments from customers                  3,804,201        2,077,053
   Accrued expenses - Note D                       10,681,163       14,289,318
   Accrued federal and state taxes                        -0-          929,101
                                                 ------------     ------------
Total current liabilities                         105,386,703      118,334,000

Deferred income taxes                                 981,000        1,146,000

Stockholders' equity:
   Common Stock without par value:
     Authorized 12,000,000 shares;
     issued 10,075,440 shares
     (including shares held in
     treasury) - stated value                         419,810          419,810
   Additional paid-in capital                      14,590,839       14,612,333
   Retained earnings                              265,791,156      267,444,414
                                                 ------------     ------------
                                                  280,801,805      282,476,557
   Less 2,105,896 shares in 2001 and
      2,106,596 shares in 2000 of
      common stock in treasury - at cost           43,194,426       43,218,782
   Less receivable from stock plans                 2,039,949        2,231,623
                                                 ------------     ------------
                                                  235,567,430      237,026,152
                                                 ------------     ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $341,935,133     $356,506,152
                                                 ============     ============

See accompanying notes.



                                                                                                        -4-



CONSOLIDATED STATEMENTS OF INCOME

BLAIR CORPORATION AND SUBSIDIARIES




                                                        Three Months Ended                Nine Months Ended
                                                           September 30                     September 30
                                                       2001           2000               2001           2000
                                                   ------------   ------------       ------------   ------------

Net sales                                          $123,019,132   $115,183,322       $420,167,346   $402,310,426
Other income - Note G                                10,438,565     11,077,735         32,864,250     33,461,735
Interest from tax settlement                                -0-            -0-          4,061,253            -0-
                                                   ------------   ------------       ------------   ------------
                                                    133,457,697    126,261,057        457,092,849    435,772,161

Costs and expenses:
   Cost of goods sold                                66,517,608     57,529,507        209,767,233    198,937,016
   Advertising                                       35,924,555     30,660,837        123,437,157     96,847,026
   General and administrative                        29,599,505     30,974,991         94,929,622     91,177,258
   Provision for doubtful accounts                    6,264,191      8,132,343         24,025,598     24,453,411
   Interest                                             453,151        385,856          1,917,232      1,265,401
                                                   ------------   ------------       ------------   ------------
                                                    138,759,010    127,683,534        454,076,842    412,680,112
                                                   ------------   ------------       ------------   ------------
               INCOME (LOSS) BEFORE INCOME TAXES     (5,301,313)    (1,422,477)         3,016,007     23,092,049

Income tax expense (benefit) - Note E                (1,987,000)      (649,000)         1,083,000      8,641,000
                                                   ------------   ------------       ------------   ------------

                               NET INCOME (LOSS)   $ (3,314,313)  $   (773,477)      $  1,933,007   $ 14,451,049
                                                   ============   ============       ============   ============

Basic and diluted earnings (loss) per share
  based on weighted average shares outstanding
  - Note C                                                $(.42)         $(.09)             $ .24          $1.80
                                                          =====          =====              =====          =====



See accompanying notes.



                                                                                                        -5-



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

BLAIR CORPORATION AND SUBSIDIARIES

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30                      September 30
                                                       2001           2000               2001           2000
                                                   ------------   ------------       ------------   ------------
Common Stock                                       $    419,810   $    419,810       $    419,810   $    419,810

Additional paid-in capital:
   Balance at beginning of period                    14,599,554     14,552,382         14,612,333     14,625,722
   Issuance (net of forfeitures) of
     Common Stock under stock plans                      (8,715)        55,002            (15,623)       (18,779)
   Issuance of Common Stock to
     non-employee directors                                 -0-            -0-             (5,871)           441
                                                   ------------    -----------       ------------   ------------
Balance at end of period                             14,590,839     14,607,384         14,590,839     14,607,384

Retained earnings:
   Balance at beginning of period                   270,300,901    263,968,830        267,444,414    251,163,905
   Net income (loss)                                 (3,314,313)      (773,477)         1,933,007     14,451,049
   Cash dividends declared - Note B                  (1,195,432)    (1,203,648)        (3,586,265)    (3,623,249)
                                                   ------------   ------------       ------------   ------------
   Balance at end of period                         265,791,156    261,991,705        265,791,156    261,991,705

Treasury Stock:
   Balance at beginning of period                   (43,189,579)   (43,332,138)       (43,218,782)   (39,829,081)
   Purchase of treasury stock                               -0-            -0-                -0-     (3,501,222)
   Issuance (net of forfeitures) of
     Common Stock under stock plans                      (4,847)     1,281,675             (7,390)     1,257,406
   Issuance of Common Stock to
     non-employee directors                                 -0-            -0-             31,746         22,434
                                                   ------------   ------------       ------------    ------------
   Balance at end of period                         (43,194,426)   (42,050,463)       (43,194,426)   (42,050,463)

Receivable from stock plans:
   Balance at beginning of period                    (2,117,320)    (2,271,556)        (2,231,623)    (2,402,931)
   Issuance (net of forfeitures) of
     Common Stock under stock plans                       4,375       (433,418)             7,525       (411,048)
   Repayments                                            72,996         64,448            184,149        173,453
                                                   ------------   ------------       ------------   ------------
   Balance at end of period                          (2,039,949)    (2,640,526)        (2,039,949)    (2,640,526)
                                                   ------------   ------------       ------------   ------------

                   TOTAL STOCKHOLDERS' EQUITY      $235,567,430   $232,327,910       $235,567,430   $232,327,910
                                                   ============   ============       ============   ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BLAIR CORPORATION AND SUBSIDIARIES
                                                      Nine Months Ended
                                                         September 30
                                                     2001             2000
                                                 ------------     ------------
OPERATING ACTIVITIES
   Net income                                    $  1,933,007     $ 14,451,049
   Adjustments to reconcile net income
     to net cash provided by
     operating activities:
       Depreciation and amortization                5,899,978        4,453,557
       Provision for doubtful accounts             24,025,598       24,453,411
       Provision for (benefit from)
         deferred income taxes                      1,039,000       (1,692,000)
       Compensation expense from stock
         awards (net of forfeitures)                   10,387          850,454
       Changes in operating assets and
         liabilities providing (using) cash:
            Customer accounts receivable           (3,179,301)     (19,388,220)
            Inventories                            (4,717,488)     (23,355,867)
            Federal and state taxes                (1,331,237)       4,757,311
            Prepaid expenses                         (517,567)         194,026
            Trade accounts payable                (20,137,189)       4,971,000
            Advance payments from customers         1,727,148        1,483,721
            Accrued expenses                       (3,608,155)       2,195,150
                                                 ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES           1,144,181       13,373,592

INVESTING ACTIVITIES
   Purchases of property, plant and equipment      (5,671,027)      (9,692,392)
                                                 ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES              (5,671,027)      (9,692,392)

FINANCING ACTIVITIES
   Net proceeds from bank borrowings               10,000,000        5,500,000
   Dividends paid                                  (3,586,265)      (3,623,249)
   Purchase of Common Stock for treasury                  -0-
(3,501,222)
   Collections on receivable from stock plans         184,149          173,453
                                                 ------------     ------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                              6,597,884       (1,451,018)
                                                 ------------     ------------

NET INCREASE IN CASH                                2,071,038        2,230,182

Cash at beginning of year                           7,497,907        1,625,236
                                                 ------------     ------------

CASH AT END OF PERIOD                            $  9,568,945     $  3,855,418
                                                 ============     ============

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              -7-

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2001

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The consolidated financial statements include the accounts of Blair Corporation and its wholly-owned subsidiaries. All significant intercompany accounts are eliminated upon consolidation.


NOTE B - DIVIDENDS DECLARED
 2-08-00   $.15 per share                     2-09-01   $.15 per share
 4-18-00    .15                               4-17-01    .15
 7-18-00    .15                               8-20-01    .15
10-17-00    .15

NOTE C - EARNINGS (LOSS) PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING Earnings (loss) per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per share are computed using the weighted average number of shares of common stock outstanding during the period. For diluted earnings (loss) per share, the weighted average number of shares includes common stock equivalents related to stock options.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations required by Statement No. 128:

                              Three Months Ended          Nine Months Ended
                                 September 30               September 30
                              2001         2000          2001           2000
                           -----------  -----------   -----------    -----------
Numerator:
  Net income (loss)        $(3,314,313) $  (773,477)  $ 1,933,007    $14,451,049
  Numerator for basic
    earnings (loss)
    per share               (3,314,313)    (773,477)    1,933,007     14,451,049
  Numerator for
    diluted earnings
    (loss) per share        (3,314,313)    (773,477)    1,933,007     14,451,049

Denominator:
   Denominator for
     basic earnings
     (loss) per share:
   - Weighted average
       shares                7,969,794    8,007,704     7,969,494      8,047,726

Effect of diluted
  securities:
   - Stock options                 -0-          -0-            78            -0-
                           -----------  -----------   -----------    -----------

Denominator for diluted
   earnings (loss)
   per share:
   - Adjusted weighted
       average shares        7,969,794    8,007,704     7,969,572      8,047,726

Basic earnings (loss)
  per share                      $(.42)       $(.09)         $.24          $1.80

Diluted earnings (loss)
  per share                      $(.42)       $(.09)         $.24          $1.80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                  -8-

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2001

NOTE D - ACCRUED EXPENSES Accrued expenses consist of:
                                        September 30  December 31
                                           2001          2000
                                        -----------   -----------
Employee compensation                   $ 6,277,241   $ 9,476,660
Contribution to profit sharing
  and retirement plan                       258,720     2,288,916
Taxes, other than taxes on income           823,809       745,312
Voluntary separation program              1,497,782           -0-
Other accrued items                       1,823,611     1,778,430
                                        -----------   -----------
                                        $10,681,163   $14,289,318
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

The components of income tax expense (benefit) are as follows:
                              Three Months Ended          Nine Months Ended
                                 September 30               September 30
                              2001         2000          2001          2000
                           -----------  -----------   -----------   -----------
Currently payable:
  Federal                  $(3,921,000) $(2,281,000)  $   124,000   $ 9,536,000
  State                       (255,000)    (523,000)      (80,000)      797,000
                           -----------  -----------   -----------   -----------
                            (4,176,000)  (2,804,000)       44,000    10,333,000
Deferred                     2,189,000    2,155,000     1,039,000    (1,692,000)
                            ----------  -----------   -----------   -----------
                           $(1,987,000) $  (649,000)  $ 1,083,000   $ 8,641,000
                           ===========  ===========   ===========   ===========

The differences between total tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes are as follows:
                              Three Months Ended          Nine Months Ended
                                 September 30               September 30
                              2001         2000          2001          2000
                           -----------  -----------   -----------   -----------
Statutory rate
  applied to
  pre-tax income (loss)    $(1,855,460) $  (497,867)  $ 1,055,602   $ 8,082,217
State income taxes, net
   of federal tax benefit       16,900     (159,900)       35,100       532,350
Other items                   (148,440)       8,767        (7,702)       26,433
                           -----------  -----------   -----------   -----------
                           $(1,987,000) $  (649,000)  $ 1,083,000   $ 8,641,000
                           ===========  ===========   ===========   ===========

Components of deferred income tax expense (benefit) are as follows:
                              Three Months Ended          Nine Months Ended
                                 September 30               September 30
                              2001         2000          2001          2000
                           -----------  -----------   -----------   -----------
Advertising costs          $ 3,459,000  $ 3,664,000   $ 3,519,000   $ 2,776,000
Provision for doubtful
  accounts                  (1,129,000)    (956,000)   (1,274,000)   (2,697,000)
Provision for estimated
   returns                    (112,000)     (89,000)   (1,003,000)     (954,000)
Severance                       73,000          -0-      (572,000)          -0-
Inventory obsolescence          14,000     (501,000)      714,000      (898,000)
Other items - net             (116,000)      37,000      (345,000)       81,000
                           -----------  -----------   -----------   -----------
                           $ 2,189,000  $ 2,155,000   $ 1,039,000   $(1,692,000)
                           ===========  ===========   ===========   ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                  -9-

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2001

NOTE E - INCOME TAXES - Continued
Components of the deferred tax asset and liability under the liability method as of September 30, 2001 and December 31, 2000 are as follows:
                                            September 30  December 31
                                               2001          2000
                                            -----------   -----------
Current net deferred tax asset:
   Doubtful accounts                        $14,725,000   $13,048,000
   Returns allowances                         2,501,000     1,498,000
   Inventory obsolescence                     1,672,000     2,386,000
   Inventory costs                           (2,085,000)   (2,085,000)
   Vacation pay                               1,494,000     1,408,000
   Advertising costs                         (8,530,000)   (5,011,000)
   Severance costs                              572,000           -0-
   Other items                                  175,000       484,000
                                            -----------   -----------
                                            $10,524,000   $11,728,000
                                            ===========   ===========

Long-term deferred tax liability:
   Property, plant and equipment            $   981,000   $ 1,146,000
                                            ===========   ===========

NOTE F - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $6,717,000 at both September 30, 2001 and December 31, 2000.

NOTE G - OTHER INCOME Other income consists of:
                               Three Months Ended           Nine Months Ended
                                  September 30                September 30
                               2001          2000          2001          2000
                          -----------   -----------    -----------   -----------
Finance charges on time
   payment accounts       $ 9,325,888   $ 9,109,142    $28,650,546   $27,662,428
Commissions earned            705,235       919,566      2,615,083     2,664,966
Other items                   407,442     1,049,027      1,598,621     3,134,341
                          -----------   -----------    -----------   -----------
                          $10,438,565   $11,077,735    $32,864,250   $33,461,735
                          ===========   ===========    ===========   ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                  -10-

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2001


NOTE H - FINANCING ARRANGEMENTS
On November 13, 1998, the Company entered into an amended and restated $95,000,000 Revolving Credit Facility, which expires on November 13, 2001. The Facility has been reduced to $55,000,000 and extended to December 31, 2001. The Company intends to replace the extended Facility by December 31, 2001. The interest rate is, at the Company's option, based on a base rate option, swing loan rate option or Euro-rate option as defined in the agreement. The Revolving Credit Facility is unsecured and requires the Company to meet certain covenants as outlined in the agreement. These covenants specifically relate to tangible net worth, maintaining a defined leverage ratio, interest coverage ratio and fixed charge coverage ratio and complying with certain indebtedness restrictions. As of September 30, 2001 and December 31, 2000, the Company was in compliance with all the agreement's covenants. At September 30, 2001, the Company had borrowed $35,000,000 all of which was classified as short term and at December 31, 2000, $25,000,000 all of which was classified as short term. As of November 12, 2001, the Company's borrowings outstanding totaled $18,275,000.

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

Business Combinations and Goodwill and Other Intangible Assets In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. It is anticipated that the adoption of this statement will not have a significant impact on the Company.

NOTE J - VOLUNTARY SEPARATION PROGRAM
In the first quarter of 2001, the Company accrued and charged to expense $2.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The one-time $2.5 million charge represents severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of September 30, 2001, $1,002,218 of the $2.5 million has been paid.

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

September 30, 2001


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
CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2001


Results of Operations
---------------------

Comparison of Third Quarter 2001 and Third Quarter 2000

The third quarter of 2001 resulted in a net loss of $3,314,313 as compared to a net loss of $773,477 for the third quarter of 2000. Results for the third quarter ended September 30, 2001 reflect increased liquidation efforts, including a higher volume of sale priced offerings, to move excess inventory. The third quarter results reflect the current downturn in economic conditions and a continual decline in response rates and consumer spending. The third quarter of 2001 was also negatively impacted by costs associated with the Company's investments in several growth initiatives including Crossing Pointe, Blair's men's and women's targeted apparel catalogs and e-commerce. It is anticipated that these investments will continue, subject to adjustment, during the remainder of the year. The third quarter of the year is historically the lowest earnings quarter of the year for the Company.

Net sales for the third quarter of 2001 were 6.8% higher than net sales for the third quarter of 2000. Actual response rates in the third quarter of 2001 were slightly lower than in the third quarter of 2000 and improved from the first six months of 2001. Actual response rates were below expected levels in the third quarter of 2001. The higher volume of sale priced offerings in the third quarter of 2001 favorably impacted response rates but reduced margins. Gross sales revenue generated per advertising dollar decreased approximately 10% in the third quarter of 2001 as compared to the third quarter of 2000. The total number of orders shipped decreased while the average order size increased in the third quarter of 2001 as compared to the third quarter of 2000. The provision for returned merchandise as a percentage of gross sales decreased slightly in the third quarter of 2001 as compared to the third quarter of 2000.

Other income decreased 5.8% in the third quarter of 2001 as compared to the third quarter of 2000. Other income decreased primarily because the Company has not realized any gain on barter in 2001.

Cost of goods sold as a percentage of net sales increased to 54.1% in the third quarter of 2001 from 49.9% in the third quarter of 2000. Increased efforts to liquidate excess inventory, including a higher volume of sale priced offerings, were primarily responsible for the increase in cost of goods sold.

Advertising expense in the third quarter of 2001 increased 17% from the third quarter of 2000. A planned larger advertising effort, a postal rate increase and new marketing growth initiatives (Crossing Pointe, e-commerce and men's and women's targeted apparel catalogs) were primarily responsible for the increased advertising cost in the third quarter of 2001.

The total number of catalog mailings released in the third quarter of 2001 was 25% more than in the third quarter of 2000 (42.4 million vs. 33.9 million). Print advertising for Crossing Pointe (started in the third quarter of 2000) is all via catalog and is included in the catalog mailings numbers.

The total number of letter mailings released in the third quarter of 2001 was 7% more than in the third quarter of 2000 (13.4 million vs. 12.5 million). Letter mailings are most productive when targeting the Company's female customers and, since mid-year 2000, have been used only to promote our women's apparel lines.

Total volume of the co-op and media advertising programs decreased 45% in the third quarter of 2001 as compared to the third quarter of 2000 (88 million vs. 160 million).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              -13-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2001


Results of Operations - Continued
---------------------

Comparison of Third Quarter 2001 and Third Quarter 2000 - Continued

The Company launched e-commerce sites for Crossing Pointe, www.crossingpointe.com, and the Blair Online Outlet early in the third quarter of 2000. The Blair website, www.blair.com (including the Online Outlet), was launched late third quarter/early fourth quarter of 2000. A redesigned www.blair.com was introduced in the first quarter of 2001 and features improved navigation and quicker access to our expanded product offerings. The Company has also launched e-commerce sites for Scandia Woods and Irvine Park, new men's targeted apparel catalogs. Over $8 million in e-commerce sales were generated in the third quarter of 2001 as compared to $2.5 million for the entire year of 2000.

General and administrative expense decreased 4.4% in the third quarter of 2001 as compared to the third quarter of 2000. The lower general and administrative expense in the third quarter of 2001 was primarily attributable to reductions in professional services and in employee benefits tied to the Company's profitability.

The provision for doubtful accounts as a percentage of credit sales decreased 24.7% in the third quarter of 2001 as compared to the third quarter of 2000. The estimated provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc...), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). The estimated bad debt rate used for the third quarter of 2001 was approximately 23% lower than the bad debt rate used in third quarter of 2000. The estimated bad debt rate decreased primarily due to a reduction in prospect sales and improving delinquency and charge-off rates. At September 30, 2001, the delinquency rate of open accounts receivable was approximately 12% lower than at September 30, 2000. The delinquency rate for established credit customers (96.6% of open receivables at September 30, 2001, 95.2% at September 30, 2000) decreased 11% and the delinquency rate for prospects (3.4% of open receivables at September 30, 2001, 4.8% at September 30, 2000) increased 3.8%. The charge-off rate for the third quarter of 2001 was 6.5% more than the charge-off rate for the third quarter of 2000, but was approximately 14% lower than the charge-off rate for the first six months of 2001. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. Credit granting, collection and behavior models continue to be updated and improved, and, along with expanding database capabilities, provide valuable credit-marketing opportunities.

Interest expense increased 17% in the third quarter of 2001 as compared to the third quarter of 2000. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable, inventories and growth initiatives. At September 30, 2001, inventories were up 10.5% and gross customer accounts receivable were down 2.5% as compared to September 30, 2000. Average debt outstanding was higher in the third quarter of 2001 than in the third quarter of 2000.

Income taxes as a percentage of loss before income taxes were 37.5% in the third quarter of 2001 and 45.6% in the third quarter of 2000. The federal income tax rate was 35% in both years. The difference in the total income tax rate was caused by a change in the Company's effective state income tax rate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              -14-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2001


Results of Operations - Continued
---------------------

Comparison of Nine Month Periods Ended September 30, 2001 and September 30, 2000

Net income for the nine months ended September 30, 2001 was $1,933,007, or $.24 per share, as compared to $14,451,049, or $1.80 per share, for the nine months ended September 30, 2000. Results for the first nine months of 2001 were negatively affected by liquidation of excess inventory, the current downturn in economic conditions, a continued decline in response rates and consumer spending and the costs associated with the Company's investments in several growth initiatives. The nine months of 2001 also included a $2.5 million charge attributable to the Company's voluntary separation program. The one-time charge, decreased net income for the first nine months of 2001 by $1.5 million, or $.18 per share. The nine months of 2001 also included $4 million of interest income resulting from an Internal Revenue tax settlement. The one-time gain in interest income increased net income for the first nine months of 2001 by $2.6 million, or $.32 per share.

Net sales for the first nine months of 2001 increased to a record level and were 4.4% higher than net sales for the first nine months of 2000. Actual response rates in the first nine months of 2001 were lower than in the first nine months of 2000 and were below expected levels for the first nine months of 2001. Gross sales revenue generated per advertising dollar decreased approximately 18% in the first nine months of 2001 as compared to the first nine months of 2000. The total number of orders shipped decreased while the average order size increased in the first nine months of 2001 as compared to the first nine months of 2000. The provision for returned merchandise as a percentage of gross sales increased slightly in the first nine months of 2001 as compared to the first nine months of 2000.

Other income decreased 1.8% in the first nine months of 2001 as compared to the first nine months of 2000. Other income decreased primarily because the Company has not realized any gain on barter in 2001.

A one-time $4 million interest payment resulting from an Internal Revenue tax settlement was received at the end of June 2001. The Company also recovered approximately $9 million in federal income tax refunds from the tax settlement.

Cost of goods sold as a percentage of net sales increased to 49.9% in the first nine months of 2001 from 49.4% in the first nine months of 2000. Liquidation of excess inventory primarily in the third quarter of 2001, more than offset stable or declining product costs and the Company's efforts to improve gross margins.

Advertising expense in the first nine months of 2001 increased 27% from the first nine months of 2000. A planned larger advertising effort, a postal rate increase and new marketing growth initiatives (Crossing Pointe, e-commerce and men's and women's targeted apparel catalogs) were primarily responsible for the increased advertising costs in the first nine months of 2001.

The total number of catalog mailings released in the first nine months of 2001 was 36% more than in the first nine months of 2000 (135.3 million vs. 99.4 million). Print advertising for Crossing Pointe (started in third quarter of
2000) is all via catalog and is included in the catalog mailings numbers.

The total number of letter mailings released in the first nine months of 2001 was 7% less than in the first nine months of 2000 (61.9 million vs. 66.6 million). Letter mailings are most productive when targeting the Company's female customers and, since mid-year 2000, have been used to promote our women's apparel lines.

Total volume of the co-op media advertising programs increased 8% in the first nine months of 2001 as compared to the first nine months of 2000 (833 million vs. 773 million).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              -15-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2001


Results of Operations - Continued
---------------------

Comparison of Nine Month Periods Ended September 30, 2001 and September 30, 2000 - Continued

The Company launched e-commerce sites for Crossing Pointe, www.crossingpointe.com, and the Blair Online Outlet early in the third quarter of 2000. The Blair website, www.blair.com (including the Online Outlet), was launched late third quarter/early fourth quarter of 2000. A redesigned www.blair.com was introduced in the first quarter of 2001 and features improved navigation and quicker access to our expanded product offerings. The Company has also launched e-commerce sites for Scandia Woods and Irvine Park, new men's targeted apparel catalogs. Over $22 million in e-commerce sales were generated in the first nine months of 2001 as compared to $2.5 million for the entire year of 2000.

General and administrative expense increased 4.1% in the first nine months of 2001 as compared to the first nine months of 2000. The higher general and administrative expense in 2001 was primarily attributable to the one-time $2.5 million charge for the Company's voluntary separation program, and to the costs associated with e-commerce, Crossing Pointe and recently introduced men's and women's targeted apparel catalogs. The $2.5 million charge represents the cost of the severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of September 30, 2001, $1,002,218 of the $2.5 million charge has been paid.

The provision for doubtful accounts as a percentage of credit sales decreased 1.4% in the first nine months of 2001 as compared to the first nine months of 2000.The estimated provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc...), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs
(accounts removed from accounts receivable for non-payment). The estimated bad debt rate used for the first nine months of 2001 was approximately the same as the bad debt rate used in the first nine months of 2000. The estimated bad debt rate has stayed approximately the same primarily due to a tightening of credit granting, slightly lower prospect sales and improving delinquency and charge-off rates. At September 30, 2001, the delinquency rate of open accounts receivable was approximately 12% lower than at September 30, 2000. The delinquency rate for established credit customers (96.6%of open receivables at September 30, 2001, 95.2% at September 30, 2000) decreased 11% and the delinquency rate for prospects (3.4% of open receivables at September 30, 2001, 4.8% at September 30,
2000) increased 3.8%. The charge-off rate for the first nine months of 2001 was 18% more than the charge-off rate for the first nine months of 2000, but the charge-off rate for the third quarter of 2001 was only 6.5% more than charge-off rate for the third quarter of 2000 and was 14% lower than the charge-off rate for the first six months of 2001. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. Credit granting, collection and behavior models continue to be updated and improved, and, along with expanding database capabilities, provide valuable credit-marketing opportunities.


Interest expense increased 52% in the first nine months of 2001 as compared to the first nine months of 2000. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable, inventories and growth initiatives. At September 30, 2001, inventories were up 10.5% and gross customer accounts receivable were down 2.5% as compared to September 30, 2000. Average debt outstanding has been higher in 2001 than in 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              -16-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2001


Results of Operations - Continued
---------------------

Comparison of Nine Month Periods Ended September 30, 2001 and September 30, 2000 - Continued

Income taxes as a percentage of income before income taxes were 35.9% in the first nine months of 2001 and 37.4% in the first nine months of 2000. The federal income tax rate was 35% in both years. The decrease in the total income tax rate was caused by a change in the Company's effective state income tax rate.


Liquidity and Sources of Capital
--------------------------------


All working capital and cash requirements for the first nine months of 2001 were met. In November 1998, the Company entered into an amended and restated $95,000,000 Revolving Credit Facility, which expires on November 13, 2001. The Facility has been reduced to $55,000,000 and extended to December 31, 2001. The Company intends to replace the extended Facility by December 31, 2001. This unsecured Revolving Credit Facility requires the Company to meet certain covenants some of which have been amended since November 1998, and the Company is in compliance with all the covenants. Borrowings outstanding at September 30, 2001 were $35,000,000 all classified as current. Borrowings outstanding at December 31, 2000 were $25,000,000 all classified as current. As of November 12, 2001, the Company's borrowings outstanding totaled $18,275.000.

The ratio of current assets to current liabilities was 2.73 at September 30, 2001 2.55 at December 31, 2000 and 3.07 at September 30, 2000. Working Capital decreased $1,394,771 in the first nine months of 2001 primarily due to dividends paid exceeding net income. The 2001 decrease was primarily reflected in decreased customer accounts receivable and increased notes payable more than offsetting decreased trade accounts payable and increased inventories.

Merchandise inventory turnover was 2.4 at September 30, 2001, 2.8 at December 31, 2000 and 2.9 at September 30, 2000. Merchandise inventory as of September 30, 2001 decreased 3.3% from December 31, 2000 and increased 8.5% from September 30, 2000. Inventory levels have increased since September 30, 2000 due to lower than expected response rates since mid-2000 and the introduction of new catalogs in late 2000 and early 2001. Sales mailings were increased in the third quarter of 2001 to help bring inventory levels down.

An operating segment is identified as a component of an enterprise for which separate financial information is available for evaluation by the chief decision maker, or decision making group, in deciding on how to allocate resources and assess performance. The Company operates as one business segment consisting of four product lines. The fourth product line, Crossing Pointe, was added in the third quarter of 2000 and is expected to become a significant revenue source over the next few years. Home Products net sales as a percentage of total net sales were 12.8% ($53.6 million) in the first nine months of 2001 as compared to 14.2% ($57.3 million) in the first nine months of 2000. Menswear net sales as a percentage of total net sales were 18.3% ($77.0 million) as compared to 19.2% ($77.3 million). Womenswear net sales as a percentage of total sales were 66.2% ($278.2 million) as compared to 66.2% ($266.5 million). Crossing Pointe net sales as a percentage of total net sales were 2.7% ($11.3 million) as compared to .3% ($1.2 million). Home Products merchandise inventory totaled $7.9 million at September 30, 2001, $17.1 million at December 31, 2000 and $21.4 million at September 30, 2000. Menswear merchandise inventory was $21.6 million at September 30, 2001, $20.7 million at December 31, 2000 and $20.0 million at September 30, 2000. Womenswear merchandise inventory was $57.9 million at September 30, 2001, $54.3 million at December 31, 2000 and $41.0 million at September 30, 2000. Crossing Pointe merchandise inventory was $4.4 million at September 30, 2001, $2.8 million at December 31, 2000 and $2.1 million at September 30, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              -17-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2001


Liquidity and Sources of Capital - Continued
--------------------------------

The Company looks upon its credit granting (Blair Credit) as a marketing advantage. In the early 1990's, the Company started extending revolving credit to first-time (prospect) buyers. Blair Credit was offered only to established customers prior to that time. Prospects responded. This led to a broad offering of pre-approved lines of credit to prospects in 1995 and 1996. Sales, accounts receivable and bad debts expectedly increased. However, as the receivables aged, bad debts greatly exceeded expected levels. The Company recognized that it didn't have all the necessary credit controls in place and put a hold (second quarter 1996) on pre-approved credit offers and reviewed and strengthened (mid-1996 and on) credit controls. Blair Credit customers, on average, buy more, buy more often and are more loyal than cash and credit card customers. The benefit from the increased sales volume achieved by offering Blair Credit is significant and more than outweighs the cost of the credit program. The cost and/or contribution of the credit program itself can be quickly assessed by comparing finance charges (included in other income) to the provision for doubtful accounts. For the first nine months of 2001, finance charges were $28.7 million and the provision for doubtful accounts was $24.0 million (net of $4.6 million) as compared to the first nine months of 2000, finance charges were $27.7 million and the provision for doubtful accounts was $24.5 million (net of $3.2 million). This assessment does not take into consideration the administrative cost of the credit program (included in general and administrative expense), the cost of money and the impact on sales. The Company's gross credit sales decreased .3% in the first nine months of 2001 as compared to the first nine months of 2000.

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $5.7 million during the first nine months of 2001 and $9.7 million during the first nine months of 2000. Capital expenditures had been projected to be $15 million plus for each of the years 2001 and 2002 and nearly $10 million for 2003. However, capital expenditures for 2001 will be delayed due to the current economic conditions. This includes slowing the implementation of the previously announced $23 million modernization and enhancement of the Company's fulfillment operations. Capital expenditures for the year 2001 are projected to be approximately $8 million.

As of the filing date of this report, the Company has not declared a quarterly dividend that would be payable on December 15, 2001. The dividend declaration will be considered on November 15, 2001. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an on-going basis. See "Future Considerations."

The Company has, from the fourth quarter of 1996 through the year 2000, repurchased a total of 1,620,940 shares of its Common Stock - 864,720 shares purchased on the open market and 756,220 shares from the Estate of John L. Blair. In 2000, the Company purchased 268,704 shares on the open market. No shares have been repurchased in 2001.

Future cash needs will be financed by cash flow from operations, the existing borrowing arrangement and, if needed, other financing arrangements that may be available to the Company. The Company intends to renew or replace its current borrowing arrangement, which expires on December 31, 2001. The Company's current projection of future cash requirements, however, may be affected in the future by numerous factors, including changes in customer payments on accounts receivable, consumer credit industry trends, sales volume, operating cost fluctuations, revised capital spending plans and unplanned capital spending.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              -18-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2001


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

September 30, 2001


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

The Company recently announced a partnership with accomplished actress, artist, author and mother, Jane Seymour, to launch the "Jane Seymour Signature Collection" of women's apparel. The Jane Seymour inspired fashions will be sold exclusively through the Company's Crossing Pointe catalog and website (www.crossingpointe.com). The first "Jane Seymour Signature Collection" fashions will preview in early January 2002 on the Crossing Pointe website and will debut in the Crossing Pointe Spring 2002 catalog mailing at the end of January 2002.

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

      - The paragraph on the provision for doubtful accounts in the Results of Operations, Comparison of Third Quarter 2001 and Third Quarter 2000.

      - The paragraph on the provision for doubtful accounts in the Results of Operations, Comparison of Nine Month Periods Ended September 30, 2001 and September 30, 2000.

      - The paragraph on merchandise inventory in Liquidity and Sources of Capital.

      - The third sentence (The fourth product line, Crossing Pointe...) of the paragraph on operating segment in Liquidity and Sources of Capital.

      - The paragraph on credit granting as a marketing advantage in Liquidity and Sources of Capital.

      - The paragraph on capital expenditures in Liquidity and Sources of Capital.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              -20-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2001

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------
 - Continued

      -  The paragraph on dividend practice in Liquidity and Sources of Capital.

      -  The paragraph on future cash needs in Liquidity and Sources of Capital.

      -  The Impact of Inflation and Changing Prices.


      -  Future Considerations.

Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth, accounts receivable and inventory; and (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended December 31, 2000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION                                             -21-

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2001


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

      Not Applicable.

Item 5.  Other Information
         -----------------

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

    (b)  Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter ended September 30, 2001






---------------------------
* Incorporated by reference to Exhibit A to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 10, 1995 (SEC File No. 1-878).

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






Date   November 12, 2001               By          KENT R. SIVILLO
---------------------------                ---------------------------------
                                                   KENT R. SIVILLO
                                            Vice President and Treasurer
                                            (Principal Financial Officer
                                             and Duly Authorized Officer)