Form 10-K
period 2001-12-31
BLAIR CORP
filed 2002-03-15
CIK 71525

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001         Commission file number 1-878

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ----

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 22, 2002 was $126,838,533. There were 7,969,869 shares of common stock outstanding as of February 22, 2002, which amount represents the figure reported outstanding by the Company's transfer agent as of the record date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2001 (the "Annual Report") are incorporated by reference into Part II and Part IV of this Form 10-K. Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         (a) GENERAL.

         Blair Corporation (the "Company") was founded in 1910 by John L. Blair, Sr., and was incorporated in 1924 under the laws of the State of Delaware. The Company's business consists of the sale of fashion apparel for men and women, plus a wide range of home products. Although the Company's revenues are generated primarily through direct mail merchandising, the Company has transitioned into a multi-channel direct marketer, as an increasing amount of total revenue, approximately 5% in 2001, is being generated through its e-commerce website which was launched in 2000. The Company operates three retail stores, two in Pennsylvania and one in Delaware, and two outlet stores in Pennsylvania. The Company employs approximately 2,600 people. None of the Company's employees are subject to collective bargaining agreements.

         (b) INFORMATION REGARDING INDUSTRY SEGMENTS.

         The Company's business consists of only one industry segment, which is the direct mail, e-commerce and retail merchandising of men's and women's fashion apparel and home products.

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

         The Company markets its products mainly by direct mail. Catalogs and letters containing color folders, depict the current styles of womenswear (such as coordinates, dresses, tops, pants, skirts, lingerie, sportswear, suits, jackets, outerwear and shoes), menswear (such as suits, shirts, outerwear, active wear, slacks, shoes, and accessories), and home products (such as bedspread ensembles, draperies, furniture covers, area rugs, bath accessories, kitchenware, gifts, collectibles and personal care items) and are mailed directly to existing and prospective customers. Sales of the menswear and womenswear products, including the Crossing Pointe product line which was introduced in 2000, accounted for approximately 89% of the Company's total sales in 2001, and sales of home products accounted for the remaining 11% (approximately). Media and co-op prospect advertising programs continue to be used as components of the Company's customer acquisition strategy. The Company expanded its Internet presence in 2001 generating nearly $35 million in sales, approximately 5% of the Company's total gross sales, as compared to approximately $2 million in sales in 2000. The Company launched its own e-commerce website (www.blair.com) in the fall of 2000 and redesigned the site at the beginning of 2001.

         Both catalog mailings and letter mailings are mailed from commercial printers engaged by the Company. Prior to the second quarter of 2001, letter mailings originated from the Company's former Mailing Center in nearby Irvine, Pennsylvania. In the second quarter of 2001, the mailing operations were outsourced and in the third quarter of 2001, the merchandise returns operations that were located in the former Mailing Center were relocated to the Company's Returns Center in Erie, Pennsylvania. Orders for merchandise are processed at the Company's corporate offices in Warren, Pennsylvania (telephone orders via the call centers) and orders are filled and mailed from the Company's Distribution Center in Irvine, Pennsylvania. The Distribution Center is being expanded to include the former Mailing Center, and enhanced to improve customer service levels and to support the Company's growth plans. The Company serves customers throughout the fifty states.

         The Company's outlet stores enable it to more efficiently promote and liquidate discontinued, overstocked and returned merchandise. The Delaware retail store is the only Company retail facility located outside of its home state of Pennsylvania.

         The Company considers its merchandise to be low/medium-priced and competes for sales with other direct marketers, retail department stores, specialty shops, discount store chains and e-commerce and multi-channel marketers. The Company competes based on its sales expertise - its unique combination of product, quality, price, credit, guarantee and service.

         During 2001, the Company continued to broaden its customer information database systems. The marketing and credit departments are continually updated in order to enhance the Company's ability to market to both customers and prospects.

         In October 2001, the Company announced a partnership with accomplished actress, artist, author and mother, Jane Seymour, to launch the "Jane Seymour Signature Collection" of women's apparel. The Jane Seymour inspired fashions will be sold exclusively through the Company's Crossing Pointe catalog and website (www.crossingpointe.com). The first "Jane Seymour Signature Collection" fashions previewed in early January 2002 on the Crossing Pointe website and debuted in the Crossing Pointe Spring 2002 catalog mailed at the end of January 2002.

         (d) FOREIGN OPERATIONS AND EXPORT SALES.

         The Company does not derive any revenue from sales of merchandise outside of the United States.

ITEM 2.  PROPERTIES

         The Company owns the following properties:

         1.   Blair Headquarters (220 Hickory Street, Warren, Pennsylvania).

         2.   Blair Distribution Center South (Route 62, Irvine, Pennsylvania).

         3.   Blair Distribution Center North (Route 62, Irvine, Pennsylvania).

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

         2.   Warehouse Building (Route 62, Starbrick, Pennsylvania).

         3.   Telephone Call Center (Erie, Pennsylvania).

         4.   Telephone Call Center (Franklin, Pennsylvania).

         5.   Blair Retail Store (Grove City, Pennsylvania).

         6.   Blair Returns Center (Erie, Pennsylvania).

         7.   International Trade Offices (Hong Kong, Taiwan, Singapore and
              India).

         In addition, three of the Company's wholly-owned subsidiaries lease office space in the Wilmington, Delaware area, which they use as their principal offices.

         Management believes that these properties are capable of meeting the Company's anticipated needs for the near future once the previously announced modernization and expansion of the Company's merchandise fulfillment capabilities is completed, which is projected to be by year-end 2003. However, the Company's marketing strategy and potential sales growth may require expansion of the Company's customer service and call center capabilities.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The information required by this item is incorporated by reference to page 13 of the Company's 2001 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference to page 13 of the Company's 2001 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference to pages 14 through 18 of the Company's 2001 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market interest rate risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company utilizes variable-rate debt to manage its exposure to changes in interest rates. The Company does not expect changes in interest rates to have a material adverse effect on its income or cash flow in 2002. A change of one percent in the interest rate would cause a change in interest expense, based on the Company's current level of debt, for the year 2002 of approximately $150,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference to pages 6 through 12 of the Company's 2001 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding directors and executive officers of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 15, 2002 (the "2002 Proxy Statement") is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information appearing under the caption "Executive Compensation" in the 2002 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information setting forth the security ownership of certain beneficial owners and management appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 2002 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES.

         (1) Financial Statements. The Company's consolidated financial statements to be included in Part II, Item 8 are incorporated herein by reference to the Company's 2001 Annual Report to Stockholders, a copy of which accompanies this report on Form 10-K.

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

         (3) List of Exhibits.

         The exhibits filed as a part of this Form 10-K are as follows (filed herewith unless otherwise noted):

    3.1       Restated Certificate of Incorporation of the Company(1)

    3.2       Bylaws of the Company(2)

      4       Form of Specimen Common Stock Certificate of Blair Corporation(3)

   10.1       Stock Accumulation and Deferred Compensation Plan for Directors(4)

   10.2       Blair Corporation 2000 Omnibus Stock Plan(5)

   10.3       Blair Credit Agreement(6)

     11 Computation of Earnings per Share (incorporated by reference to page 11 of the 2001 Annual Report to Stockholders)

     13       2001 Annual Report to Stockholders

     21       Subsidiaries of Registrant

     23       Consents of Experts and Counsel


----------

(1) Incorporated herein by reference to Exhibit A to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 10, 1995 (SEC File No. 1-878).

(2) Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the SEC on July 19, 2000 (SEC File No. 333-41772).

(3) Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the SEC on July 19, 2000 (SEC File No. 333-41772).

(4) Incorporated herein by reference to Exhibit A to the Company's Proxy Statement filed with the SEC on March 20, 1998 (SEC File No. 1-878).

(5) Incorporated herein by reference to Exhibit A to the Company's Proxy Statement filed with the SEC on March 17, 2000 (SEC File No. 1-878).

(6) Incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K filed with the SEC on January 9, 2002 (SEC File No. 1-878).

         (b) REPORTS ON FORM 8-K.

             The registrant has filed no Forms 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BLAIR CORPORATION
                                      (Registrant)



      Date:  March 15, 2002           By:         /s/ KENT R. SIVILLO
                                           -------------------------------------
                                                  Kent R. Sivillo
                                            Vice President and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Date:  March 15, 2002           By:         /s/ MURRAY K. MCCOMAS
                                           -------------------------------------
                                                  Murray K. McComas
                                            Chairman of the Board of Directors

      Date:  March 15, 2002           By:         /s/ JOHN E. ZAWACKI
                                           -------------------------------------
                                                    John E. Zawacki
                                            President, Chief Executive Officer
                                                      and Director
                                              (Principal Executive Officer)

      Date:  March 15, 2002           By:         /s/ BLAIR T. SMOULDER
                                           -------------------------------------
                                                  Blair T. Smoulder
                                              Executive Vice President
                                                    and Director

      Date:  March 15, 2002           By:         /s/ STEVEN M. BLAIR
                                           -------------------------------------
                                                  Steven M. Blair
                                             Vice President, Customer
                                               Services, and Director

      Date:  March 15, 2002           By:         /s/ DAVID A. BLAIR
                                           -------------------------------------
                                                  David A. Blair
                                              Secretary and Director

      Date:  March 15, 2002           By:         /s/ KENT R. SIVILLO
                                           -------------------------------------
                                                  Kent R. Sivillo
                                                  Vice President,
                                              Treasurer and Director
                                              (Principal Financial and
                                                 Accounting Officer)

      Date:  March 15, 2002           By:         /s/ ROBERT D. CROWLEY
                                           -------------------------------------
                                                  Robert D. Crowley
                                             Vice President, Menswear,
                                                    and Director

      Date:  March 15, 2002           By:         /s/ THOMAS P. MCKEEVER
                                           -------------------------------------
                                                   Thomas P. McKeever
                                              Vice President, Corporate Affairs
                                             and Human Resources, and Director

                           Annual Report on Form 10-K

                         Item 14(a) (1) and (2), and (d)

         List of Financial Statements and Financial Statement Schedules

                       Blair Corporation and Subsidiaries
                              Warren, Pennsylvania

                          Year ended December 31, 2001

                       Blair Corporation and Subsidiaries

         List of Financial Statements and Financial Statement Schedules

                   Form 10-K -- Item 14(a)(1) and (2), and (d)

         The following consolidated financial statements of Blair Corporation, included in the annual report of the registrant to its stockholders for the year ended December 31, 2001, are incorporated by reference in Item 8:

         --       Consolidated Balance Sheets -- December 31, 2001 and 2000

         -- Consolidated Statements of Income -- Years ended December 31, 2001, 2000 and 1999

         -- Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2001, 2000 and 1999

         -- Consolidated Statements of Cash Flows -- Years ended December 31, 2001, 2000 and 1999

         --       Notes to Consolidated Financial Statements -- December 31,
                  2001

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

                       Blair Corporation and Subsidiaries

                                   Schedule II

                        Valuation and Qualifying Accounts
                                December 31, 2001

COLUMN A                                         COLUMN B             COLUMN C             COLUMN D              COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS-
                                                BALANCE AT          CHARGED TO                                  BALANCE
Description                                     BEGINNING           COSTS AND             DEDUCTIONS-           AT END
-----------                                     OF PERIOD           EXPENSES              DESCRIBE              OF PERIOD
                                                ---------           --------              --------              ---------
Year ended December 31, 2001:
   Allowance deducted from asset
   account (customer accounts
   receivable):
     For doubtful accounts                     $ 39,771,673       $ 31,333,326(A)       $ 32,016,810(B)       $ 39,088,189
     For estimated loss on returns                6,993,000         89,930,958            90,044,987(C)          6,878,971
                                               ------------       ------------          ------------          ------------
     Total                                       46,764,673        121,264,284           122,061,797            45,967,160
   Allowance deducted from asset account
    (merchandise inventories)
     For obsolete inventory                       6,250,000          9,123,081            11,223,081(D)          4,150,000
                                               ------------       ------------          ------------          ------------
Total                                          $ 53,014,673       $130,387,365          $133,284,878          $ 50,117,160
                                               ============       ============          ============          ============

Year ended December 31, 2000:
   Allowance deducted from asset account
    (customer accounts receivable):
     For Doubtful accounts                     $ 31,489,153       $ 35,932,526(A)       $ 27,650,006(B)       $ 39,771,673
     For estimated loss on returns                6,431,673         84,955,671            84,394,344(C)          6,993,000
                                               ------------       ------------          ------------          ------------
     Total                                       37,920,826        120,888,197           112,044,350            46,764,673
   Allowance deducted from asset account
    (merchandise inventories)
     For obsolete inventory                       4,000,000          6,596,611             4,346,611(D)          6,250,000
                                               ------------       ------------          ------------          ------------
Total                                          $ 41,920,826       $127,484,808          $116,390,961          $ 53,014,673
                                               ============       ============          ============          ============

Year ended December 31, 1999:
   Allowance deducted from asset account
    (customer accounts receivable):
     For doubtful accounts                     $ 29,224,323       $ 22,468,075(A)       $ 20,203,245(B)       $ 31,489,153
     For estimated loss on returns                6,250,000         83,262,638            83,080,965(C)          6,431,673
                                               ------------       ------------          ------------          ------------
     Total                                       35,474,323        105,730,713           103,284,210            37,920,826
   Allowance deducted from asset account
    (merchandise inventories)
     For obsolete inventory                       5,150,000         10,581,548            11,731,548(D)          4,000,000
                                               ------------       ------------          ------------          ------------
Total                                          $ 40,624,323       $116,312,261          $115,015,758          $ 41,920,826
                                               ============       ============          ============          ============

Note (A) -- Current year provision for doubtful accounts, charged against income.

Note (B) -- Accounts charged off, net of recoveries.

Note (C) -- Sales value of merchandise returned.

Note (D) -- Inventory reductions to below cost.