Form 10-Q
period 2002-03-31
BLAIR CORP
filed 2002-05-15
CIK 71525

United States
                  Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



For the period Ended March 31, 2002  Commission File Number  1-878
                     ---------------                        -------



                           BLAIR CORPORATION
-----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



               DELAWARE                         25-0691670
-----------------------------------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)         Identification No.)



    220 HICKORY STREET, WARREN, PENNSYLVANIA       16366-0001
-----------------------------------------------------------------
    (Address of principal executive offices)       (Zip Code)



                           (814) 723-3600
-----------------------------------------------------------------
           (Registrant's telephone number, including area code)



                           Not applicable
-----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   -----  ---

As of May 10, 2002 the registrant had outstanding 7,983,980 shares of its common stock without nominal or par value.

PART I.  FINANCIAL INFORMATION                                      -2-

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)
        --------------------------------

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2002

CONSOLIDATED BALANCE SHEETS                                         -3-

BLAIR CORPORATION AND SUBSIDIARIES

                                               March 31    December 31
                                                 2002          2001
                                             ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                  $ 18,484,328    $5,712,495

  Customer accounts receivable, less
    allowances for doubtful accounts and
    returns of $46,149,972 in 2002 and
    $45,967,160 in 2001                       149,962,957   158,302,205
  Inventories - Note G
    Merchandise                                66,861,527    73,249,927
    Advertising and shipping supplies          18,447,688    22,162,217
                                             ------------  ------------
                                               85,309,215    95,412,144
  Deferred income taxes - Note F               12,547,000    10,675,000
  Prepaid expenses                              1,666,460       878,870
                                             ------------  ------------
Total current assets                          267,969,960   270,980,714

Property, plant and equipment:
  Land                                          1,142,144     1,142,144
  Buildings                                    64,996,315    64,443,439
  Equipment                                    60,415,495    60,008,564
                                             ------------  ------------
                                              126,553,954   125,594,147
  Less allowances for depreciation             75,277,989    73,553,885
                                             ------------  ------------
                                               51,275,965    52,040,262
Trademarks                                        614,590       632,651
Other long-term assets                            713,696       459,702
                                             ------------  ------------
                               TOTAL ASSETS  $320,574,211  $324,113,329
                                             ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - Note I                     $ 16,275,000  $ 15,000,000
  Trade accounts payable                       33,115,539    47,632,277
  Advance payments from customers               3,701,965     1,925,619
  Accrued expenses - Note D                    13,598,794    11,818,546
  Accrued federal and state taxes               4,785,250     2,776,985
  Current portion of capital lease
    obligations - Note E                          339,483       336,865
                                             ------------  ------------
Total current liabilities                      71,816,031    79,490,292

Capital lease obligations, less current
  portion - Note E                                739,906       824,966
Deferred income taxes - Note F                  1,767,000     2,009,000

Stockholders' equity:
  Common Stock without par value:
    Authorized 12,000,000 shares; issued
    10,075,440 shares (including shares
    held in treasury) - stated value              419,810       419,810
  Additional paid-in capital                   14,589,838    14,589,838
  Retained earnings                           276,360,466   271,954,815
  Accumulated other comprehensive income            4,465           -0-
                                              -----------    ----------
                                              291,374,579   286,964,463
  Less 2,105,571 shares of common stock in
    treasury - at cost                         43,187,542    43,187,542
  Less receivable from stock plans              1,935,763     1,987,850
                                             ------------  ------------
Total stockholders' equity                    246,251,274   241,789,071
                                             ------------  ------------
        TOTAL LIABILITIES AND STOCKHOLDERS'  $320,574,211  $324,113,329
                                             ============  ============
                                     EQUITY

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME                                    -4-

BLAIR CORPORATION AND SUBSIDIARIES



                                                  Three Months Ended
                                                       March 31
                                                  2002           2001
                                              ------------   ------------


Net sales                                     $135,261,455   $133,055,145
Other income - Note H                           10,073,077     11,302,939
                                              ------------   ------------
                                               145,334,532    144,358,084

Costs and expenses:
    Cost of goods sold                          64,534,996     64,410,845
    Advertising                                 34,184,362     38,690,287
    General and administrative                  30,563,710     32,608,388
    Provision for doubtful accounts              7,270,302      8,294,021
    Interest                                       121,031        727,489
                                              ------------    -----------
                                               136,674,401    144,731,030
                                              ------------    -----------
            INCOME (LOSS) BEFORE INCOME TAXES    8,660,131       (372,946)

Income tax expense (benefit) - Note F            3,059,000       (141,000)
                                              ------------    -----------


                            NET INCOME (LOSS) $  5,601,131    $   (231,946)
                                              ============    ============

Basic and diluted earnings (loss) per
share based on weighted average shares
outstanding - Note C                                  $.70           $(.03)
                                                      ====           =====


See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'                              -5-
EQUITY

BLAIR CORPORATION AND SUBSIDIARIES

                                                   Three Months Ended
                                                        March 31
                                                   2002            2001
                                               -----------    -----------
Common Stock                                   $   419,810      $ 419,810

Additional paid-in capital                      14,589,838     14,612,333

Retained earnings:
  Balance at beginning of period               271,954,815    267,444,414
  Net income (loss)                              5,601,131       (231,946)
  Cash dividends declared - Note B              (1,195,480)    (1,195,326)
                                              ------------    -----------

  Balance at end of period                     276,360,466    266,017,142

Accumulated other comprehensive income:
  Balance at beginning of period                       -0-            -0-
  Foreign currency translation                       4,465            -0-
                                               -----------   ------------
  Balance at end of period                           4,465            -0-

Treasury Stock                                 (43,187,542)   (43,218,782)

Receivable from stock plans:
  Balance at beginning of period                (1,987,850)    (2,231,623)

  Repayments                                        52,087         53,336
                                               -----------   ------------
  Balance at end of period                      (1,935,763)    (2,178,287)
                                               ------------  ------------

                  TOTAL STOCKHOLDERS' EQUITY  $246,251,274   $235,652,216
                                              ============   ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                -6-

BLAIR CORPORATION AND SUBSIDIARIES
                                                 Three Months Ended
                                                       March 31
                                                 2002           2001
                                             -----------      ----------
OPERATING ACTIVITIES
  Net income (loss)                          $ 5,601,131      $ (231,946)

  Adjustments to reconcile net income
    (loss)to net cash provided by
    (used in)operating activities:
      Depreciation and amortization            1,992,218       1,862,998
      Provision for doubtful accounts          7,270,302       8,294,021
      Provision for deferred income taxes     (2,114,000)        393,000
      Changes in operating assets and
        liabilities providing (using) cash:
          Customer accounts receivable         1,068,946       1,500,480
          Inventories                         10,102,929     (22,617,910)
          Federal and state taxes              2,008,265     (10,655,018)
          Prepaid expenses and other assets   (1,040,250)       (248,213)
          Trade accounts payable             (14,516,738)    (11,943,540)
          Advance payments from customers      1,776,346       1,905,796
          Accrued expenses                     1,780,248      (2,361,618)
                                             -----------     -----------
NET CASH PROVIDED BY (USED IN) IN
OPERATING ACTIVITIES                          13,929,397     (34,101,950)

INVESTING ACTIVITIES
  Purchases of property, plant and
    equipment                                 (1,209,860)     (2,104,838)
                                            ------------     -----------
NET CASH (USED IN) INVESTING ACTIVITIES       (1,209,860)     (2,104,838)

FINANCING ACTIVITIES
  Net proceeds from bank borrowings            1,275,000      35,000,000
  Repayments of principal on capital leases      (82,442)            -0-
  Dividends paid                              (1,195,480)     (1,195,326)
  Decrease in notes receivable from stock
   plans                                          52,087          53,336
                                             -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         49,165      33,858,010
                                             -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH            3,131             -0-

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                 12,771,833      (2,348,778)

Cash and cash equivalents at beginning of
   year                                        5,712,495       7,497,907
                                             -----------     -----------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD  $18,484,328     $ 5,149,129
                                             ===========     ===========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         -7-

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2002

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The consolidated financial statements include the accounts of Blair Corporation and its wholly owned subsidiaries. All significant intercompany accounts are eliminated upon consolidation.

NOTE B - DIVIDENDS DECLARED
 2-09-01       $.15 per share              2-13-02   $.15 per share
 4-17-01        .15                        4-16-02    .15
 8-20-01        .15
11-16-01        .15

NOTE C - EARNINGS PER SHARE AND WEIGHTED SHARES OUTSTANDING Earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. For diluted earnings per share, the weighted average number of shares includes common stock equivalents related to stock options.
                                                   Three Months Ended
                                                        March 31
                                                  2002            2001
                                              -----------     -----------
Numerator:
  Net income (loss)                           $ 5,601,131     $  (231,946)

Denominator:
  Denominator for basic
    earnings (loss) per share -
    weighted average shares outstanding         7,969,869       7,968,844
  Effect of diluted securities:
    Employee stock options                          4,704             -0-
                                              -----------     -----------
  Denominator for diluted
    earnings (loss) per share -
    weighted average shares outstanding
    and assumed conversions                     7,974,573       7,968,844

Basic earnings (loss) per share                      $.70           $(.03)

Diluted earnings (loss) per share                    $.70           $(.03)

NOTE D - ACCRUED EXPENSES Accrued expenses consist of:
                                               March 31      December 31
                                                 2002            2001
                                             -----------     -----------
Employee compensation                        $ 7,629,275     $ 7,274,766
Contribution to profit sharing
  and retirement plan feature                    592,022         880,397
Taxes, other than taxes on income              1,352,845         456,421
Voluntary separation program                   1,304,744       1,379,243
Other accrued items                            2,719,908       1,827,719
                                             -----------     -----------
                                             $13,598,794     $11,818,546
                                             ===========     ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                -8-



BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2002

NOTE E - LEASES
Capital Leases
The Company leases certain data processing and telephone equipment under agreements that expire in various years through 2005. The following is a schedule by year of future minimum capital lease payments required under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2002:
2002                                          $  322,094
2003                                             411,150
2004                                             405,615
2005                                             101,404
                                              ----------
                                               1,240,263
Less amount representing interest               (160,874)
                                              ----------
Present value of minimum lease payments        1,079,389
Less current portion                            (339,483)
                                              ----------
Long-term portion of capital lease
obligations                                   $  739,906
                                              ==========

Operating Leases
The Company leases certain data processing, office and telephone equipment under agreements that expire in various years through 2006. The Company has also entered into several lease agreements for buildings, expiring in various years through 2012. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2002:
2002                                         $ 2,099,797
2003                                           2,348,680
2004                                           1,831,376
2005                                           1,442,049
2006                                           1,171,881
Thereafter                                     4,746,868
                                             -----------
                                             $13,640,651
                                             ===========

NOTE F - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense (credit) are as follows:
                                                  Three Months Ended
                                                       March 31

                                                2002              2001
                                             -----------       ----------
Currently payable (refundable):
  Federal                                     $4,851,000       $ (334,000)
  Foreign                                         40,000              -0-
  State                                          282,000         (200,000)
                                             -----------       ----------
                                               5,173,000         (534,000)
Deferred                                      (2,114,000)         393,000
                                             -----------       ----------
                                             $ 3,059,000       $ (141,000)
                                             ===========       ==========

The differences between total tax expense (refund) and the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes are as follows:
                                                  Three Months Ended
                                                       March 31
                                                 2002             2001
                                             -----------       ----------
Statutory rate applied to
   pre-tax income (loss)                     $ 3,031,046       $ (130,531)
State income taxes, net
   of federal tax benefit                         22,100          (97,500)
Other items                                        5,854           87,031
                                             -----------       ----------
                                             $ 3,059,000       $ (141,000)
                                             ===========       ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                     -9-



BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2002

NOTE F - INCOME TAXES continued

Components of the provision for deferred income tax (credit) expense are as follows:
                                                  Three Months Ended
                                                       March 31

                                                   2002          2001
                                                ----------    -----------
Advertising costs                               $ (884,000)   $ 2,998,000
Provision for doubtful accounts                   (186,000)      (490,000)
Provision for estimated returns                   (673,000)      (869,000)
Severance costs                                     29,000       (955,000)
Depreciation                                      (242,000)       (57,000)
Other items - net                                 (158,000)      (234,000)
                                               -----------    ------------
                                               $(2,114,000)      $ 393,000
                                               ===========    ============

Components of the deferred tax asset and liability under the liability method as of March 31, 2002 and December 31, 2001 are as follows:
                                               March 31       December 31
                                                  2002             2001
                                              -----------     -----------
Current net deferred tax asset:
   Doubtful accounts                          $13,867,000     $13,681,000
   Returns allowances                           2,494,000       1,821,000
   Inventory obsolescence                       1,704,000       1,584,000
   Inventory costs                               (924,000)       (924,000)
   Vacation pay                                 1,469,000       1,469,000
   Advertising costs                           (7,070,000)     (7,954,000)
   State net operating loss                       540,000         600,000
   Other items                                  1,007,000         998,000
                                              -----------     -----------
   Total deferred tax asset                   $13,087,000     $11,275,000
   State valuation allowance                     (540,000)       (600,000)
                                              -----------     -----------
   Deferred tax asset,
    net of valuation allowance                $12,547,000     $10,675,000
                                              ===========     ===========
Long-term deferred tax liability:
  Property, plant and equipment               $ 1,767,000     $ 2,009,000
                                              ===========     ===========

NOTE G - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $5,366,000 at both March 31, 2002 and December 31, 2001.

NOTE H - OTHER INCOME Other income consists of:
                                                  Three Months Ended
                                                       March 31
                                                  2002            2001
                                              -----------     -----------
Finance charges on time
  payment accounts                            $ 9,134,044     $ 9,784,595
Commissions earned                                398,631         889,203
Other items                                       540,402         629,141
                                              -----------     -----------
                                              $10,073,077     $11,302,939
                                              ===========     ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued             -10-



BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2002


NOTE I - FINANCING ARRANGEMENTS
On December 20, 2001, the Company entered into a Credit Agreement with PNC Bank, National Association, as agent, and certain other banks. The Agreement puts in place a syndicated revolving credit facility of up to $30 million, secured by inventory and certain other assets of the Company and its subsidiaries. At the present time, $20 million of the $30 million is available to the Company, with the balance obtainable upon meeting certain provisions. The interest rate is, at the Company's option, based on a base rate option (greater of Prime or Fed Funds Rate plus .5%), swing loan rate option (as quoted by PNC Bank), or Euro-rate option (Euro-rate plus 1.75%) as defined in the Credit Agreement. The Company is required to meet certain covenants that specifically relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. As of March 31, 2002, the Company was in compliance with all the Credit Agreement's covenants. At March 31, 2002, the Company had borrowings of $1,275,000 (swing loan) and letters of credit totaling $7.3 million outstanding under the Credit Agreement. The $1,275,000 swing loan was made on Friday, March 29, 2002 and paid back on Monday, April 1, 2002. No other borrowings have occurred since April 1, 2002. At December 31, 2001, nothing was outstanding under the Credit Agreement.

Also, on December 20, 2001, the Company completed a securitization of up to $100 million in accounts receivable with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company sold all right, title and interest in and to certain of its accounts receivables to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate bankruptcy remote special purpose entity that entered into a Receivable Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivable Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Services of Financial Assets and Extinguishment of Liabilities. At the present time, $50 million of the $100 million is available to the Company, with the balance obtainable upon meeting certain provisions. The interest rate approximates 1-month LIBOR plus the appropriate spread (55 basis points at March 31, 2002) as defined in the Receivables Purchase Agreement. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. As of March 31, 2002, the Company was in compliance with all the requirements of the Receivables Purchase Agreement. At both March 31, 2002 and December 31, 2001, the Company had $15 million outstanding, the minimum amount required to be outstanding, under the Receivables Purchase Agreement, all of which was classified as short-term.

Both the revolving credit facility and the securitization have three-year terms expiring December 20, 2004. The two new agreements replaced a $55,000,000 Revolving Credit Facility that was to expire on December 31, 2001. The $55,000,000 Revolving Credit Facility was an extension, and reduction, of the $95,000,000 Revolving Credit Facility that expired on November 13, 2001. At March 31, 2001, the Company had $60 million outstanding under the $95,000,000 Revolving Credit Facility, all of which was classified as short-term.

Additionally, the Company had available a $25 million line for letters of credit. As of December 20, 2001, no new letters of credit can be issued under the $25 million line and the line will expire around mid-year 2002 when the last letter of credit is scheduled to expire. Outstanding letters of credit amounted to approximately $935,000 at March 31, 2002 and $10,000,000 at December 31, 2001 and related primarily to inventory purchases. New letters of credit issued after December 20, 2001 will be issued under the Credit Agreement dated December 20, 2001. No letters of credit were issued under the Credit Agreement as of December 31, 2001 and, as previously stated, $7.3 million of letters of credit were outstanding under the Credit Agreement as of March 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued             -11-


BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2002


NOTE J - NEW ACCOUNTING PRONOUNCEMENTS
Accounting for Derivative Instruments and Hedging Activities The Financial Accounting Standards Board issued Statement No.133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted the new statement effective January 1, 2001. The Company has historically not invested in derivative instruments, and as a result, the adoption of this statement has had no impact on the financial statements of the Company.

Business Combinations and Goodwill and Other Intangible Assets
The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." The Company adopted the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. The adoption of these statements did not have an impact on the Company.

NOTE K - VOLUNTARY SEPARATION PROGRAM
In the first quarter of 2001, the Company accrued and charged to expense $2.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The one-time $2.5 million charge represents severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of March 31, 2002, approximately $1.2 million of the $2.5 million has been paid.

NOTE L - CONTINGENCIES
The Company is involved in certain items of litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome will not have a material effect on the Company's financial condition or results of operations.

NOTE M - USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE N - RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -12-
CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2002


Results of Operations

Comparison of First Quarter 2002 and First Quarter 2001

Net income for the first quarter ended March 31, 2002 was $5,601,131, or $.70 per share, compared to a net loss of $231,946, or $.03 per share, for the first quarter ended March 31, 2001. Results for the first quarter of 2002 reflect decreases in operating costs and the provision for doubtful accounts. Operating costs, which include advertising, general and administrative and interest expenses, decreased 10% in the first quarter of 2002 as compared to the first quarter of 2001. The provision for doubtful accounts decreased 12% in the first quarter of 2002 as compared to the first quarter of 2001. Results for the first quarter of 2001 reflected a one-time $2.5 million cost associated with the Company's voluntary separation program. Without the one-time charge, the Company would have reported net income of $1,225,575, or $.15 per share, for the first quarter of 2001.

Net sales for the first quarter of 2002 were 1.7% higher than net sales for the first quarter of 2001. Actual response rates were higher in the first quarter of 2002 than in the first quarter of 2001 and were at or near expected levels for the first quarter of 2002. Gross sales revenue generated per advertising dollar increased approximately 14% in the first quarter of 2002 as compared to the first quarter of 2001. The total number of orders shipped decreased slightly while the average order size increased slightly in the first quarter of 2002 as compared to the first quarter of 2001. The provision for returned merchandise as a percentage of gross sales decreased slightly in the first quarter of 2002 as compared to the first quarter of 2001.

Other income decreased 10.9% in the first quarter of 2002 as compared to the first quarter of 2001. Decreased finance charges and commissions were primarily responsible for the lower other income. The lower finance charges resulted from decreased customer accounts receivable and the lower commissions resulted from decreased continuity program activity.

Cost of goods sold as a percentage of net sales decreased to 47.7% in the first quarter of 2002 from 48.4% in the first quarter of 2001. The improvement in cost of goods sold is attributable to stable or declining product costs, the Company's efforts to improve gross margins and the lower rate of merchandise returned.

Advertising expense in the first quarter of 2002 decreased 11.6% from the first quarter of 2001. Reductions in advertising volume and paper costs were primarily responsible for the lower advertising cost in the first quarter of 2002. Paper costs have fallen more than 20% from the beginning of 2001 up to the current time.

The total number of catalog mailings released in the first quarter of 2002 was 3% less than in the first quarter of 2001 (37 million vs. 38 million). The total number of prospect catalogs was approximately the same in the first quarters of both years. Print advertising for Crossing Pointe is all via catalog and is included in the catalog mailings numbers.

The total number of letter mailings released in the first quarter of 2002 was 30% less than in the first quarter of 2001 (14 million vs. 20 million). Letter mailings are most productive when targeting the Company's female customers and are currently used only to promote our women's apparel lines.

Total volume of the co-op and media advertising programs decreased 36% in the first quarter of 2002 as compared to the first quarter of 2001 (285 million vs. 442 million).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         -13-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2002


Results of Operations - Continued

Comparison of First Quarter 2002 and First Quarter 2001 - Continued

The Company launched e-commerce sites for Crossing Pointe www.crossingpointe.com, and the Blair Online Outlet early in the third quarter of 2000. The Blair website, www.blair.com, incorporating the Online Outlet, was launched late third quarter/early fourth quarter of 2000. A redesigned Blair website was introduced in the first quarter of 2001 featuring improved navigation and quicker access to the Company's expanded product offerings. In the first quarter of 2002, the Company has generated $12.6 million in e-commerce sales demand as compared to $5.5 million in the first quarter of 2001. In all of 2001, the Company generated $35 million in e-commerce orders.

General and administrative expense decreased 6.3% in the first quarter of 2002 as compared to the first quarter of 2001. The lower general and administrative expense in the first quarter of 2002 was primarily attributable to the one-time $2.5 million charge for the Company's voluntary separation program in the first quarter of 2001. The $2.5 million charge represents the cost of the severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the former Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of March 31, 2002, $1.2 million of the $2.5 million charge has been paid.

The provision for doubtful accounts as a percentage of credit sales decreased 10.8% in the first quarter of 2002 as compared to the first quarter of 2001. The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). The estimated bad debt rate used in the first quarter of 2002 was approximately 7% lower than the bad debt rate used in the first quarter of 2001. The estimated bad debt rate has declined due to a tightening of credit granting and improving delinquency and charge-off rates. At March 31, 2002, the delinquency rate of open accounts receivable was approximately 3% lower than at March 31, 2001. The charge-off rate for the first quarter of 2002 was 9% less than the charge-off rate for the first quarter of 2001. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The allowance for doubtful accounts as a percentage of delinquent accounts increased 4% at March 31, 2002 as compared to March 31, 2001. At this time, the Company feels that the allowance for doubtful accounts is sufficient to cover the charge-offs from the current customer accounts receivable portfolio. Also, credit granting, collection and behavior models continue to be updated and improved, and, along with expanding database capabilities, provide valuable credit-marketing opportunities.

Interest expense decreased 83% in the first quarter of 2002 as compared to the first quarter of 2001. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable, inventories and growth initiatives. At March 31, 2002, inventories were 15% lower and gross customer accounts receivable were 6% lower as compared to March 31, 2001. As a result, average borrowings have been much lower in the first quarter of 2002 than in the first quarter of 2001. Also, interest rates have been substantially lower in the first quarter of 2002.

Income taxes as a percentage of income (loss) before income taxes were 35.3% in the first quarter of 2002 and 37.8% in the first quarter of 2001. The federal income tax rate was 35% in both years. The difference in the total income tax rate was caused by a change in the Company's effective state income tax rate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         -14-
CONDITION AND RESULTS OF OPERATIONS -
Continued

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2002


Liquidity and Sources of Capital

All working capital and cash requirements for the first three months of 2002 were met. Short-term funding was provided by operating activities, a revolving line of credit and a securitization of receivables.

On December 20, 2001, the Company entered into a Credit Agreement with PNC Bank, National Association, as agent, and certain other banks. The Agreement puts in place a syndicated revolving credit facility of up to $30 million, secured by inventory and certain other assets of the Company and its subsidiaries. At the present time, $20 million of the $30 million is available to the Company, with the balance obtainable upon meeting certain provisions. The interest rate is, at the Company's option, based on a base rate option (greater of Prime or Fed Funds Rate plus .5%), swing loan rate option (as quoted by PNC Bank), or Euro-rate option (Euro-rate plus 1.75%) as defined in the Credit Agreement. The Company is required to meet certain covenants that specifically relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. As of March 31, 2002, the Company was in compliance with all the Credit Agreement's covenants. At March 31, 2002, the Company had borrowings of $1,275,000 (swing loan) and letters of credit totaling $7.3 million outstanding under the Credit Agreement. The $1,275,000 swing loan was made on Friday, March 29, 2002 and paid back on Monday, April 1, 2002. No other borrowings have occurred since April 1, 2002. At December 31, 2001, nothing was outstanding under the Credit Agreement.

Also, on December 20, 2001, the Company completed a securitization of up to $100 million in accounts receivable with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company sold all right, title and interest in and to certain of its accounts receivables to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate bankruptcy remote special purpose entity that entered into a Receivable Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivable Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Services of Financial Assets and Extinguishment of Liabilities. At the present time, $50 million of the $100 million is available to the Company, with the balance obtainable upon meeting certain provisions. The interest rate approximates 1-month LIBOR plus the appropriate spread (55 basis points at March 31, 2002) as defined in the Receivables Purchase Agreement. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. As of March 31, 2002, the Company was in compliance with all the requirements of the Receivables Purchase Agreement. At both March 31, 2002 and December 31, 2001, the Company had $15 million outstanding, the minimum amount required to be outstanding, under the Receivables Purchase Agreement, all of which was classified as short-term.

Both the revolving credit facility and the securitization have three-year terms expiring December 20, 2004. The two new agreements replaced a $55,000,000 Revolving Credit Facility that was to expire on December 31, 2001. The $55,000,000 Revolving Credit Facility was an extension, and reduction, of the $95,000,000 Revolving Credit Facility that expired on November 13, 2001. At March 31, 2001 the Company had $60 million outstanding under the $95,000,000 Revolving Credit Facility, all of which was classified as short-term.

Additionally, the Company had available a $25 million line for letters of credit. As of December 20, 2001, no new letters of credit can be issued under the $25 million line and the line will expire around mid-year 2002 when the last letter of credit is scheduled to expire. Outstanding letters of credit amounted to

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         -15-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2002


Liquidity and Sources of Capital - Continued

approximately $935,000 at March 31, 2002 and $10,000,000 at December 31, 2001 and related primarily to inventory purchases. New letters of credit issued after December 20, 2001 will be issued under the Credit Agreement dated December 20, 2001. No letters of credit were issued under the Credit Agreement as of December 31, 2001 and, as previously stated, $7.3 million of letters of credit were outstanding under the Credit Agreement as of March 31, 2002.

The ratio of current assets to current liabilities was 3.72 at March 31, 2002,
3.41 at December 31, 2001 and 2.30 at March 31, 2001. Working capital increased $4,663,507 in the first quarter of 2002 primarily due to the net income. The 2002 increase was primarily reflected in increased cash and cash equivalents and decreased trade accounts payable more than offsetting decreased inventories and customer accounts receivable.

Merchandise inventory turnover was 2.6 at March 31, 2002, 2.4 at December 31, 2001 and 2.5 at March 31, 2001. Merchandise inventory as of March 31, 2002 was 9% lower than at December 31, 2001 and 40% lower than at March 31, 2001. Inventory levels have been generally higher from September 30, 2000 through September 30, 2001 due to lower than expected response rates since mid-2000 and the introduction of new catalogs in late 2000 and early 2001. Inventory liquidation efforts, including sales mailings, were increased in the second, third and forth quarters of 2001 and resulted in lower merchandise inventory levels at December 31, 2001 and March 31, 2002. The merchandise inventory levels are net of the Company's reserve for inventory obsolescence. The reserve totaled $4.5 million at March 31,2002, $4.2 million at December 31, 2001 and $6.8 million at March 31, 2001. Inventory write-offs and write-downs (reductions to below cost) charged against the reserve for obsolescence were $1.6 million in the first quarter of 2002 and $1.5 million in the first quarter of 2001. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold, based on the levels of merchandise inventory and merchandise purchases.

An operating segment is identified as a component of an enterprise for which separate financial information is available for evaluation by the chief decision-maker, or decision-making group, in deciding on how to allocate resources and assess performance. The Company operates as one business segment consisting of four product lines. The fourth product line, Crossing Pointe, was added in the third quarter of 2000 and is expected to become a significant revenue source over the next few years. Home net sales as a percentage of total net sales were 10.2% ($13.8 million) in the first quarter of 2002 as compared to 14.3% ($19.0 million) in the first quarter of 2001. Menswear net sales as a percentage of total net sales were 17.5% ($23.6 million) in the first quarter of 2002 as compared to 18.1% ($24.1 million) in the first quarter of 2001. Womenswear net sales as a percentage of total net sales were 67.6% ($91.5 million) in the first quarter of 2002 as compared to 66.2% ($88.1 million) in the first quarter of 2001. Crossing Pointe net sales as a percentage of total net sales were 4.7% ($6.3 million) in the first quarter of 2002 as compared to 1.4% ($1.9 million) in the first quarter of 2001. Home merchandise inventory totaled $4.2 million at March 31, 2002, $4.0 million at December 31, 2001 and $16.0 million at March 31, 2001. Menswear merchandise inventory was $11.9 million at March 31, 2002, $13.1 million at December 31, 2001 and $26.7 million at March 31, 2001. Womenswear merchandise inventory was $46.8 million at March 31, 2002, $51.9 million at December 31, 2001 and $64.5 million at March 31, 2001. Crossing Pointe merchandise inventory was $3.9 million at March 31, 2002, $4.2 million at December 31, 2001 and $3.9 million at March 31, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         -16-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2002


Liquidity and Sources of Capital - Continued

The Company looks upon its credit granting (Blair Credit) as a marketing advantage. In the early 1990's, the Company started extending revolving credit to first-time (prospect) buyers. Blair Credit was offered only to established customers prior to that time. Prospects responded. This led to a broad offering of pre-approved lines of credit to prospects in 1995 and 1996. Sales, accounts receivable and bad debts expectedly increased. However, as the receivables aged, bad debts greatly exceeded expected levels. The Company recognized that it didn't have all the necessary credit controls in place and put a hold (second quarter 1996) on pre-approved credit offers and reviewed and strengthened (mid-1996 and on) credit controls. Blair Credit customers, on average, buy more, buy more often and are more loyal than cash and credit card customers. The benefit from the increased sales volume achieved by offering Blair Credit is significant and more than outweighs the cost of the credit program. The cost and/or contribution of the credit program itself can be quickly assessed by comparing finance charges (included in other income) to the provision for doubtful accounts. For the first quarter of 2002, finance charges were $9.1 million and the provision for doubtful accounts was $7.3 million (net of $1.8 million). For the first quarter of 2001, finance charges were $9.8 million and the provision for doubtful accounts was $8.3 million (net of 1.5 million). The assessments do not take into consideration the administrative cost of the credit program (included in general and administrative expense), the cost of money and the impact on sales. The Company's gross credit sales decreased 1.8% in the first quarter of 2002 as compared to the first quarter of 2001.

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $1.2 million during the first quarter of 2002 and $2.1 million during the first quarter of 2001. Capital expenditures had been projected to be $15 million plus for each of the years 2001 and 2002 and nearly $10 million for 2003. However, capital expenditures for 2001 were delayed due to economic conditions. This included slowing the implementation of the previously announced modernization and enhancement of the Company's fulfillment operations. Capital expenditures are projected to be approximately $41 million in total for the years 2002, 2003, and 2004. Approximately $21 million of the $41 million is attributable to the fulfillment project.

The Company has contractual obligations consisting of capital leases for data processing and telephone equipment, and operating leases for buildings and data processing, office and telephone equipment.

                              Payments Due by Period
Contractual
Obligations         Total      2002       2003-2004   2005-2006   Thereafter
-----------         -----      ----       ---------   ---------   ----------
Capital lease
 Obligations    $ 1,079,389  $  254,423    $725,135   $  99,831       ---
Operating
  leases         13,640,651   2,099,797   4,180,056    2,613,930   4,746,868
                ----------   ----------  ----------   ----------  ----------
Total           $14,720,040  $2,354,220  $4,905,191   $2,713,761  $4,746,868
                ===========  ==========  ==========   ==========  ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         -17-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2002


Liquidity and Sources of Capital - Continued

The Company has other commercial commitments consisting of a revolving credit facility of up to $30 million, a securitization of up to $100 million in accounts receivable, and a credit line for letters of credit.

                                  Amount of Commitment
                                   Expiration Per Period
Other                  Total
Commercial             Amounts      Less than       1 - 3       4 - 5    After 5
Commitments           Committed     1 year          years       years     Years
-----------------    -----------   ------------  -----------    -----    -------

Line of Credit-
  Revolving          $20,000,000       -0-       $20,000,000     -0-       -0-
Line of Credit-
  Securitization      50,000,000       -0-        50,000,000     -0-       -0-

Line of Credit-
  Letters of Credit   15,000,000    15,000,000       -0-         -0-       -0-
                    ------------   -----------   -----------     ---       ---
Total                $85,000,000   $15,000,000   $70,000,000     -0-       -0-
                    ============   ===========   ===========     ===       ===

If an event of default should occur, payments and/or maturity of the lines of credit could be accelerated. The Company is not in default and doesn't expect to be in default of any of the provisions of the credit facilities.

The Company continues to have significant deferred tax assets primarily resulting from reserves against accounts receivable. The Company believes these assets are realizable based upon past earnings and availability in the carry-back period.

The Company recently declared a quarterly dividend of $.15 per share payable on June 15, 2002. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an ongoing basis. See "Future Considerations".

The Company has, from the fourth quarter of 1996 through the year 2000, repurchased a total of 1,620,940 shares of its Common Stock - 864,720 shares purchased on the open market and 756,220 shares from the Estate of John L. Blair. In 2000, the Company purchased 268,704 shares on the open market. No shares were repurchased in 2001 or in the first quarter of 2002.

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

Critical Accounting Policies

Preparation of the Company's financial statements requires the application of a number of accounting policies which are described in "Note 1, Significant Accounting Policies" in the "Notes to Consolidated Financial Statements" in the Company's 2001 Annual Report. The critical accounting policies, which if interpreted differently under different conditions or circumstances could result in material changes to the reported results, deal with properly valuing accounts receivable and inventory. Properly valuing accounts receivable and inventory requires establishing proper reserve and allowance levels, specifically the allowances for doubtful accounts and returns and the reserve for inventory obsolescence.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         -18-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2002


Critical Accounting Policies - continued

The allowance for doubtful accounts and related items, provision for doubtful accounts and Blair Credit, are discussed in "Results of Operations," "Liquidity and Sources of Capital" and "Future Considerations."

The allowance for returns is a deduction from customer accounts receivable. A monthly provision for anticipated returns is recorded as a percentage of gross sales, based upon historical experience. The provision is charged against gross sales to arrive at net sales, and actual returns are charged against the allowance for returns. Returns are generally more predictable as they settle within two-to three months but are impacted by season, new products and/or product lines, type of sale (cash, credit card, Blair Credit) and sales mix (prospect/customer). The Company feels that the allowance for returns is sufficient to cover the returns that will occur after March 31, 2002 from sales prior to April 1, 2002.

The reserve for inventory obsolescence and related items, inventory levels and write-downs, are discussed in "Liquidity and Sources of Capital" and "Future Considerations." The Company feels that the reserve for inventory obsolescence is sufficient to cover the write-offs and write-downs that will occur after March 31, 2002 on merchandise inventory as of March 31, 2002.


Impact of Inflation and Changing Prices

Although inflation has moderated in our economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. Profit margins have been pressured by paper cost and postal rate increases. Paper prices were higher in 1998 than in 1997, lower in 1999 than in 1998, again higher in 2000 than in 1999 and stable to declining throughout 2001 and up to the current time. Postal rates increased on January 10, 1999, on January 7, 2001, and again on July 1, 2001. It is anticipated that postal rates will increase at a greater percentage and more frequently, starting with the next increase around mid-year 2002. The Company spent approximately $90 million on postage in 2001.

The Company principally uses the LIFO method of accounting for its merchandise inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces distortion in reported income due to increasing costs. However, the Company has been experiencing decreasing merchandise costs and the LIFO reserve has fallen to $5,366,000 at March 31, 2002 from $6,717,000 at December 31, 2000.

Property, plant and equipment are continuously being expanded and updated. Major projects are discussed under "Liquidity and Sources of Capital." Assets acquired in prior years will be replaced at higher costs but this will take place over many years. New assets, when acquired, will result in higher depreciation charges, but in many cases, due to technological improvements, savings in operating costs should result. The charges to operations for depreciation represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being used.


Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. The Company adopted Statement No. 133 effective January 1, 2001. The adoption of Statement No. 133 did not have an impact on the financial statements of the Company, as the Company has historically not utilized derivative instruments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         -19-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2002


Accounting Pronouncements - continued

In June 2001, Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", were issued.
The Company adopted the Statements effective January 1,2002 and adoption of these Statements did not have an impact on the Company.


Future Considerations

The Company is faced with the ever-present challenge of maintaining and expanding its customer file. This involves the acquisition of new customers (prospects), the conversion of new customers to established customers (active repeat buyers) and the retention and/or reactivation of established customers. These actions are vital in growing the business but are being negatively impacted by increased operating costs, a declining labor pool, increased competition in the retail sector, high levels of consumer debt, varying consumer response rates and an uncertain economy. The preceding factors can also negatively impact the Company's ability to properly value accounts receivable and inventories by making it more difficult to establish proper reserve and allowance levels, specifically, the allowances for doubtful accounts and returns and the reserve for inventory obsolescence.

The Company's marketing strategy includes targeting customers in the "40 to 60, low-to-moderate income" market and in the "60+, low-to-moderate income" market. The "40 to 60" market is the fastest growing segment of the population. Also, customers in the "low-to-moderate income" market tend to be more credit-needy and utilize Blair credit to a greater degree. Success of the Company's marketing strategy requires investment in database management, financial and operating systems, prospecting programs, catalog marketing, new product lines, telephone call centers, e-commerce, fulfillment operations and credit management. Management believes that these investments should improve Blair Corporation's position in new and existing markets and provide opportunities for future earnings growth.

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


Safe Harbor Statement Under the Private Securities Litigation Reform
---------------------------------------------------------------------
Act of 1995
-----------

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements are included in, but not limited to, the following sections of the report:

      - The paragraph on the provision for doubtful accounts in the Results of Operations, Comparison of First Quarter 2002 and First Quarter 2001.

      - Liquidity and Sources of Capital.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         -20-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2002


Safe Harbor Statement Under the Private Securities Litigation Reform
---------------------------------------------------------------------
Act of 1995-
-----------
continued

      -  Critical Accounting Policies

      -  The Impact of Inflation and Changing Prices.

-     Future Considerations.

Investors are cautioned that such forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from those in the forword-looking statements, including without limitation the following:
(i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth, accounts receivable and inventory;(iii) external factors such as, but not limited to, changes in consumer response rates, changes in consumer credit trends, success of new business lines and increases in postal, paper and printing costs; and (iv) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The carrying amounts of cash, customer accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The interest rates on the Company's securitized and revolving credit facilities are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of the Company's borrowings also approximate fair value.

PART II.  OTHER INFORMATION                                        -21-

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2002

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

      Not Applicable.

Item 5.  Other Information

      Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits
           3.1   Restated Certificate of Incorporation(1)
           3.2   Amended Bylaws of Blair Corporation(2)
           4     Specimen Common Stock Certificate(3)
           10.1  Stock Accumulation and Deferred Compensation Plan for
Directors(4)
           10.2 Blair Corporation 2000 Omnibus Stock Plan(5) 10.3 Blair Credit Agreement(6) 11 Statement regarding computation of per share earnings(7)

    (b)  Reports on Form 8-K
         On January 9, 2002, the Company filed a Form 8-K reporting the syndicated
         revolving credit facility of up to $30 million and the
securitization of
         up to $100 million in certain of its accounts receivable, both effective
         December 20, 2001
------------------
(1) Incorporated by reference to Exhibit A to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 10, 1995 (SEC File No. 1-878).

(2) Incorporated by reference to Exhibit 4.3 to the Form S-8 Registration Statement filed with the SEC on July 19, 2000 (SEC File No. 333-41770).

(3) Incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed with the SEC on July 19, 2000 (SEC File No. 333-41770).

(4) Incorporated herein by reference to Exhibit A to the Company's Proxy Statement filed with the SEC on March 20, 1998 (SEC File No. 1-878).

(5) Incorporated herein by reference to Exhibit A to the Company's Proxy Statement filed with the SEC on March 17, 2000 (SEC File No. 1-878).

(6) Incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K filed with the SEC on January 9, 2002 (SEC File No. 1-878).

(7) Incorporated by reference to Note C of the financial statements included herein.

                                                                            -22



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                              BLAIR CORPORATION
                                      ---------------------------
                                               (Registrant)











Date   May 10, 2002               By          KENT R. SIVILLO
------------------------              ---------------------------
                                              KENT R. SIVILLO
                                          Vice President Finance
                                       (Principal Financial Officer
                                        and Duly Authorized Officer)