Form 10-Q
period 2002-06-30
BLAIR CORP
filed 2002-08-14
CIK 71525

United States
                  Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934




For the Period Ended June 30, 2002  Commission File Number  1-878
                     --------------                        --------




                         BLAIR CORPORATION
-----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)



               DELAWARE                         25-0691670
-----------------------------------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)         Identification No.)




    220 HICKORY STREET, WARREN, PENNSYLVANIA       16366-0001
-----------------------------------------------------------------
    (Address of principal executive offices)       (Zip Code)




                           (814) 723-3600
-----------------------------------------------------------------
           (Registrant's telephone number, including area code)




Not applicable (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   -----  ---

As of August 12, 2002 the registrant had outstanding 8,043,480 shares of its common stock without nominal or par value.

PART I FINANCIAL INFORMATION                                                -2-

ITEM I. FINANCIAL STATEMENTS
(UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2002

CONSOLIDATED BALANCE SHEETS                                                 -3-

BLAIR CORPORATION AND SUBSIDIARIES

                                                      June 30    December 31
                                                        2002          2001
                                                  -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                       $  54,165,577   $  5,712,49
  Customer accounts receivable, less allowances
    for doubtful accounts and returns of
    $44,568,852 in 2002 and $45,967,160 in 2001     146,270,128    158,302,205
  Inventories - Note G
    Merchandise                                      48,076,063     73,249,927
    Advertising and shipping supplies                 9,281,506     22,162,217
                                                  -------------   ------------
                                                     57,357,569     95,412,144
  Deferred income taxes - Note F                     15,491,000     10,675,000
  Prepaid expenses                                    1,399,538        878,870
                                                   ------------   ------------
Total current assets                                274,683,812    270,980,714

Property, plant and equipment:
  Land                                                1,142,144      1,142,144
  Buildings                                          65,098,446     64,443,439
  Equipment                                          58,594,992     56,396,816
  Construction in progress                            5,634,937      3,611,748
                                                   ------------   ------------
                                                    130,470,519    125,594,147
Less allowances for depreciation                     76,828,409     73,553,885
                                                   ------------   ------------
                                                     53,642,110     52,040,262
Trademarks                                              596,529        632,651
Other long-term assets                                  711,484        459,702
                                                   ------------   ------------
                                      TOTAL ASSETS $329,633,935   $324,113,329
                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - Note I                          $  15,000,000  $  15,000,000
  Trade accounts payable                             27,986,475     47,632,277
  Advance payments from customers                     2,826,132      1,925,619
  Accrued expenses - Note D                          17,020,500     11,818,546
  Accrued federal and state taxes                    11,754,517      2,776,985
  Current portion of capital lease
    obligations - Note E                                339,804        336,865
                                                   ------------   ------------
Total current liabilities                            74,927,428     79,490,292

Capital lease obligations, less current
  portion - Note E                                      652,934        824,966
Deferred income taxes - Note F                        1,564,000      2,009,000

Stockholders' equity:
  Common Stock without par value:
    Authorized 12,000,000 shares; issued
    10,075,440 shares (including shares held
    in treasury) - stated value                         419,810        419,810
  Additional paid-in capital                         14,559,818     14,589,838
  Retained earnings                                 282,195,547    271,954,815
  Accumulated other comprehensive income                  7,448            -0-
                                                   ------------   ------------
                                                    297,182,623    286,964,463
  Less 2,085,127 shares in 2002 and
    2,105,571 shares in 2001 of common stock
    in treasury - at cost                            42,726,506     43,187,542
  Less receivable from stock plans                    1,966,544      1,987,850
                                                   ------------   ------------
Total stockholders' equity                          252,489,573    241,789,071
                                                   ------------   ------------
       TOTAL LIABILITIES AND STOCKHOLDERS EQUITY   $329,633,935   $324,113,329
                                                   ============   ============


See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME                                           -4-

BLAIR CORPORATION AND SUBSIDIARIES

                                                   Three Months Ended            Six Months Ended
                                                        June 30                       June 30
                                                    2002          2001          2002            2001
                                               ------------  ------------   ------------   ------------

Net sales                                      $147,513,331  $164,093,069   $282,774,786   $297,148,214
Other income - Note H                             9,877,074    11,122,746     19,950,151     22,425,685
Interest from tax settlement                            -0-     4,061,253            -0-      4,061,253
                                               ------------  ------------   ------------   ------------
                                                157,390,405   179,277,068    302,724,937    323,635,152

Costs and expenses:
    Cost of goods sold                           68,944,579     78,838,780    133,479,575    143,249,625
    Advertising                                  36,854,894     48,822,315     71,039,256     87,512,602
    General and administrative                   33,243,599     32,721,729     63,807,309     65,330,117
    Provision for doubtful accounts               7,238,809      9,467,386     14,509,111     17,761,407
    Interest                                        125,846        736,592        246,877      1,464,081
                                               ------------   ------------   ------------   ------------
                                                146,407,727    170,586,802    283,082,128    315,317,832
                                               ------------   ------------   ------------   ------------
                    INCOME BEFORE INCOME TAXES   10,982,678      8,690,266     19,642,809      8,317,320

Income tax expense - Note F                       3,950,000      3,211,000      7,009,000      3,070,000
                                               ------------   ------------   ------------    -----------

                                    NET INCOME   $7,032,678     $5,479,266   $ 12,633,809    $5,247,320
                                                ===========     ==========   ============    ==========

Basic and diluted earnings per share based on         $ .88          $ .69          $1.58          $ .66
                                                      =====          =====          =====          =====
weighted average shares outstanding - Note C



See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                             -5-

BLAIR CORPORATION AND SUBSIDIARIES

                                                           Three Months Ended             Six Months Ended
                                                                 June 30                      June 30
                                                            2002          2001           2002           2001
                                                       ------------  ------------   ------------   ------------

Common Stock                                           $    419,810  $    419,810   $    419,810   $    419,810

Additional paid-in capital:
   Balance at beginning of period                        14,589,838    14,612,333     14,589,838     14,612,333
   Issuance of Common Stock to non-employee directors        (2,619)       (5,871)        (2,619)        (5,871)
   Issuance of Common Stock under Omnibus Stock Plan         23,257           -0-         23,257            -0-
   Forfeitures of Common Stock under Employee Stock
     Purchase Plan                                           (3,249)       (6,908)        (3,249)        (6,908)
   Exercise of non-qualified stock options under
     Omnibus Stock Plan                                     (47,409)          -0-        (47,409)           -0-
                                                       ------------  ------------   ------------   ------------
   Balance at end of period                              14,559,818    14,599,554     14,559,818     14,599,554

Retained earnings:
   Balance at beginning of period                       276,360,466   266,017,142    271,954,815    267,444,414
   Net income                                             7,032,678     5,479,266     12,633,809      5,247,320
   Cash dividends declared - Note B                      (1,197,597)   (1,195,507)    (2,393,077)    (2,390,833)
                                                       ------------  ------------   ------------   ------------

   Balance at end of period                             282,195,547   270,300,901    282,195,547    270,300,901

Accumulated other comprehensive income:
   Balance at beginning of period                             4,465           -0-            -0-            -0-
   Foreign currency translation                               2,983           -0-          7,448            -0-
                                                       ------------  ------------   ------------   ------------
   Balance at end of period                                   7,448           -0-          7,448            -0-

Treasury Stock:
   Balance at beginning of period                       (43,187,542)  (43,218,782)   (43,187,542)   (43,218,782)
   Issuance of Common Stock to non-employee directors        63,279        31,746         63,279         31,746
   Issuance of Common Stock under Omnibus Stock Plan        246,118           -0-        246,118            -0-
   Forfeitures of Common Stock under
     Employee Stock Purchase Plan                           (4,064)        (2,543)        (4,064)        (2,543)

   Exercise of non-qualified stock options under
     Omnibus Stock Plan                                    155,703            -0-        155,703            -0-
                                                      ------------   ------------   ------------   ------------
   Balance at end of period                            (42,726,506)   (43,189,579)   (42,726,506)   (43,189,579)

Receivable from stock plans:
   Balance at beginning of period                       (1,935,763)    (2,178,287)    (1,987,850)    (2,231,623)
   Issuance of Common Stock under Omnibus Stock Plan       (87,083)           -0-        (87,083)           -0-
   Forfeitures of Common Stock under Employee Stock
     Purchase Plan                                           3,750          3,150          3,750          3,150
   Repayments                                               52,552         57,817        104,639        111,153
                                                      ------------   ------------   ------------   ------------
   Balance at end of period                             (1,966,544)    (2,117,320)    (1,966,544)    (2,117,320)
                                                      ------------   ------------   ------------   ------------
                     TOTAL  STOCKHOLDERS' EQUITY      $252,489,573   $240,013,366   $252,489,573   $240,013,366
                                                      ============   ============   ============   ============


See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS                                       -6-

BLAIR CORPORATION AND SUBSIDIARIES
                                                       Six Months Ended
                                                            June 30
                                                       2002          2001
                                                   -----------    ----------
OPERATING ACTIVITIES
  Net income                                       $12,633,809    $5,247,320
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                  4,269,900     3,870,502
      Provision for doubtful accounts               14,509,111    17,761,407
      Provision for deferred income taxes           (5,261,000)   (1,150,000)
      Compensation expense from stock
        awards (net of forfeitures)                    239,389        19,574
      Changes in operating assets and
        liabilities providing (using) cash:
          Customer accounts receivable              (2,477,034)   (6,672,202)
          Inventories                               38,054,575     1,644,135
          Prepaid expenses                            (782,083)     (456,342)
          Trade accounts payable                   (19,645,802)  (34,007,049)
          Advance payments from customers              900,513       282,297
          Accrued expenses                           5,201,954    (2,739,576)
          Accrued federal and state taxes            8,977,532     2,771,823
NET CASH PROVIDED BY (USED IN) OPERATING           -----------   -----------
ACTIVITIES                                          56,620,864   (13,428,111)

INVESTING  ACTIVITIES
  Purchases of property, plant and equipment        (5,835,626)   (4,477,450)
                                                   -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES               (5,835,626)   (4,477,450)

FINANCING ACTIVITIES
  Net proceeds from bank borrowings                        -0-    25,000,000
  Repayments of principal on capital leases           (169,093)          -0-
  Dividends paid                                    (2,393,077)   (2,390,833)
  Exercise of non-qualified stock options              108,294           -0-
  Repayments of notes receivable from stock
    plans                                              104,639       111,153
                                                   -----------   -----------
NET CASH (USED IN) PROVIDED BY FINANCING
   ACTIVITIES                                       (2,349,237)   22,720,320

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 17,081           -0-
                                                   -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS           48,453,082     4,814,759

Cash and cash equivalents at beginning of year       5,712,495     7,497,907
                                                    ----------   -----------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD      $54,165,577   $12,312,666
                                                   ===========   ===========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  -7-

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2002

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The consolidated financial statements include the accounts of Blair Corporation and its wholly-owned subsidiaries. All significant intercompany accounts are eliminated upon consolidation.

NOTE B - DIVIDENDS DECLARED
 2-09-01       $.15 per share            2-13-02     $.15 per share
 4-17-01        .15                      4-16-02      .15
 8-20-01        .15                      7-16-02      .15
11-16-01        .15

NOTE C - EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING Earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. For diluted earnings per share, the weighted average number of shares includes common stock equivalents related to stock options.

The following table sets forth the computations of basic and diluted earnings per share as required by Statement No. 128:
                                   Three Months Ended       Six Months Ended
                                        June 30                 June 30
                                    2002        2001        2002      2001
                                 ----------  ---------- ----------- ----------
Numerator:
  Net income                     $7,032,678  $5,479,266 $12,633,809 $5,247,320

Denominator:
  Denominator for basic
    earnings per share-
    weighted average shares
    outstanding                   7,979,883   7,969,819   7,975,591  7,969,401
  Effect of dilutive securities:
    Employee stock options           26,157         235      14,716        117
                                 ----------   ---------   ---------  ---------
  Denominator for diluted
    earnings per share-
    weighted average shares
    outstanding and assumed
    conversions                   8,006,040   7,970,054   7,990,307  7,969,518

Basic earnings per share               $.88        $.69       $1.58       $.66

Diluted earnings per share             $.88        $.69       $1.58       $.66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -                                -8-
Continued

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2002

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                            June 30     December 31
                                              2002          2001
                                          -----------   -----------
Employee compensation                     $10,698,049   $ 7,274,766
Contribution to profit sharing
  and retirement plan feature               1,535,841       880,397
Taxes, other than taxes on income             769,948       456,421
Voluntary separation program                1,254,583     1,379,243
Other accrued items                         2,762,079     1,827,719
                                          -----------   -----------
                                          $17,020,500   $11,818,546
                                          ===========   ===========
NOTE E - Leases
Capital Leases
The Company leases certain data processing and telephone equipment under agreements that expire in various years through 2005. The following is a schedule by year of future minimum capital lease payments required under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2002:
2002                                         $210,784
2003                                          411,334
2004                                          405,615
2005                                          101,404
                                           ----------
                                            1,129,137
Less amount representing interest            (136,399)
                                           ----------
Present value of minimum lease payments       992,738
Less current portion                         (339,804)
                                           ----------
Long-term portion of capital lease
obligations                                  $652,934
                                           ==========

Operating Leases
The Company leases certain data processing, office and telephone equipment under agreements that expire in various years through 2006. The Company has also entered into several lease agreements for buildings, expiring in various years through 2012. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2002:
2002                                      $ 1,451,321
2003                                        2,617,907
2004                                        2,044,298
2005                                        1,608,621
2006                                        1,382,748
Thereafter                                  4,971,416
                                          -----------
                                          $14,076,311
                                          ===========

NOTE F - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense are as follows:
                           Three Months Ended        Six Months Ended
                                 June 30                 June 30

                            2002         2001         2002         2001
                         ----------   ----------  -----------   ----------
Currently payable:
  Federal                $6,471,000   $4,379,000  $11,322,000   $4,045,000
  Foreign                    26,000          -0-       66,000          -0-
  State                     600,000      375,000      882,000      175,000
                         ----------   ----------   ----------   ----------
                          7,097,000    4,754,000   12,270,000    4,220,000
Deferred credit          (3,147,000)  (1,543,000)  (5,261,000)  (1,150,000)
                         ----------   ----------  -----------   ----------
                         $3,950,000   $3,211,000  $ 7,009,000   $3,070,000
                         ==========   ==========  ===========   ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                      -9-

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2002

NOTE F - INCOME TAXES - Continued
The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                            Three Months Ended       Six Months Ended
                                  June 30                 June 30
                              2002        2001        2002        2001
                           ----------  ----------  ----------  ----------
Statutory rate applied to
   pre-tax income          $3,843,937  $3,041,593  $6,874,983  $2,911,062
State income taxes, net
   of federal tax benefit      97,500     115,700     119,600      18,200
Other items                     8,563      53,707      14,417     140,738
                           ----------  ----------  ----------  ----------
                           $3,950,000  $3,211,000  $7,009,000  $3,070,000
                           ==========  ==========  ==========  ==========

Components of the provision for deferred income tax credit are as follows:
                            Three Months Ended       Six Months Ended
                                  June 30                 June 30
                              2002         2001        2002        2001
                           ----------  ----------  ----------  ----------
Provision for estimated
  returns                  $ (198,000) $   22,000  $  475,000  $  891,000
Provision for doubtful
  accounts                   (372,000)   (345,000)   (186,000)    145,000
Advertising costs           3,556,000   2,938,000   4,440,000     (60,000)
Severance                     (19,000)   (310,000)    (48,000)    645,000
Inventory obsolescence        (54,000)   (901,000)     66,000    (700,000)
Depreciation                  203,000     125,000     445,000     182,000
Other items - net              31,000      14,000      69,000      47,000
                           ----------  ----------  ----------  ----------
                           $3,147,000  $1,543,000  $5,261,000  $1,150,000
                           ==========  ==========  ==========  ==========

Components of the deferred tax assets and liability under the liability method as of June 30, 2002 and December 31, 2001 are as follows:
                                                    June 30    December 31
                                                     2002         2001
                                                 -----------   -----------
Current net deferred tax asset:
  Doubtful accounts                              $13,495,000   $13,681,000
  Returns allowances                               2,296,000     1,821,000
  Inventory obsolescence                           1,650,000     1,584,000
  Inventory costs                                   (924,000)     (924,000)
  Vacation pay                                     1,469,000     1,469,000
  Advertising costs                               (3,514,000)   (7,954,000)
  State net operating loss                           540,000       600,000
  Other items                                      1,019,000       998,000
                                                 -----------   -----------
  Total deferred tax asset                       $16,031,000   $11,275,000
  State valuation allowance                         (540,000)     (600,000)
                                                 -----------   -----------
  Deferred tax asset,
   net of valuation allowance                    $15,491,000   $10,675,000
                                                 ===========   ===========

Long-term deferred tax liability:
  Property, plant and equipment                  $ 1,564,000   $ 2,009,000
                                                 ===========   ===========

NOTE G - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $5,366,000 at both June 30, 2002 and December 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                     -10-

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2002

NOTE H - OTHER INCOME
Other income consists of:
                             Three Months Ended           Six Months Ended
                                   June 30                    June 30

                              2002          2001         2002         2001
                           ----------   -----------   -----------   -----------
Finance charges on time
  payment accounts         $8,757,726   $ 9,536,325   $17,891,770   $19,324,657
Commissions earned            579,539     1,020,645       978,170     1,909,848
Other items                   539,809       565,776     1,080,211     1,191,180
                           ----------   -----------    ----------   -----------
                           $9,877,074   $11,122,746   $19,950,151   $22,425,685
                           ==========   ===========   ===========   ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.

NOTE I - FINANCING ARRANGEMENTS
On December 20, 2001, the Company entered into a Credit Agreement with PNC Bank, National Association, as agent, and certain other banks. The Agreement puts in place a syndicated revolving credit facility of up to $30 million, secured by inventory and certain other assets of the Company and its subsidiaries. At the present time, $28 million of the $30 million is available to the Company, with the balance obtainable upon meeting certain provisions. The interest rate is, at the Company's option, based on a base rate option (greater of Prime or Fed Funds Rate plus .5%), swing loan rate option (as quoted by PNC Bank), or Euro-rate option (Euro-rate plus 1.75%) as defined in the Credit Agreement. The Company is required to meet certain covenants that specifically relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. As of June 30, 2002, the Company was in compliance with all the Credit Agreement's covenants. At June 30, 2002, the Company had no borrowings (loans) outstanding and had letters of credit totaling $13.6 million outstanding, which reduces the amount of borrowings available, under the Credit Agreement. At December 31, 2001, nothing was outstanding under the Credit Agreement.

Also, on December 20, 2001, the Company completed a securitization of up to $100 million in accounts receivable with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company sold all right, title and interest in and to certain of its accounts receivables to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate bankruptcy remote special purpose entity that entered into a Receivable Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivable Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Services of Financial Assets and Extinguishment of Liabilities. At the present time, $50 million of the $100 million is available to the Company, with the balance obtainable upon meeting certain provisions. The interest rate approximates 1-month LIBOR plus the appropriate spread (55 basis points at June 30, 2002) as defined in the Receivables Purchase Agreement. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. As of June 30, 2002, the Company was in compliance with all the requirements of the Receivables Purchase Agreement. At both June 30, 2002 and December 31, 2001, the Company had $15 million outstanding, the minimum amount required to be outstanding, under the Receivables Purchase Agreement, all of which was classified as short-term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                     -11-

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2002

NOTE I - FINANCING ARRANGEMENTS - Continued Both the revolving credit facility and the securitization have three-year terms expiring December 20, 2004. The two new agreements replaced a $55,000,000 Revolving Credit Facility that was to expire on December 31, 2001. The $55,000,000 Revolving Credit Facility was an extension, and reduction, of the $95,000,000 Revolving Credit Facility that expired on November 13, 2001. At June 30, 2001, the Company had $50 million outstanding under the $95,000,000 Revolving Credit Facility, all of which was classified as short-term.

Additionally, the Company had available a $25 million line for letters of credit. As of December 20, 2001, no new letters of credit can be issued under the $25 million line and the line will expire around mid-year 2002 when the last letter of credit is scheduled to expire. Outstanding letters of credit amounted to approximately $18,000 at June 30, 2002 and $10,000,000 at December 31, 2001 and related primarily to inventory purchases. New letters of credit issued after December 20, 2001 will be issued under the Credit Agreement dated December 20, 2001. As previously stated, no letters of credit were issued under the Credit Agreement as of December 31, 2001 and $13.6 million of letters of credit were outstanding under the Credit Agreement as of June 30, 2002.

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

NOTE K - VOLUNTARY SEPARATION PROGRAM
In the first quarter of 2001, the Company accrued and charged to expense $2.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The one-time $2.5 million charge represents severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of June 30, 2002, approximately $1.25 million of the $2.5 million has been paid.

NOTE L - OMNIBUS STOCK PLAN
The Company has an Omnibus Stock Plan that gives the Company the ability to offer a variety of equity based awards to persons who are key to the Company's growth, development and financial success. Awards are valued in accordance with the terms and conditions of the Omnibus Stock Plan as determined by the Omnibus Stock Plan Committee. Non-qualified stock options totaling 167,229 options were awarded to certain employees on April 15, 2002. Non-qualified stock options totaling 90,519 options were awarded to the executive officers on April 16, 2001. Restricted stock awards totaling 11,611 shares of treasury stock were issued to certain employees on May 1, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                     -12-

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2002

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
CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2002

Results of Operations

Comparison of Second Quarter 2002 and Second Quarter 2001

Net income for the second quarter ended June 30, 2002 increased 28% to $7,032,678, or $.88 per share, compared to net income of $5,479,266, or $.69 per share, for the second quarter ended June 30, 2001. Results for the second quarter of 2002 reflect decreases in operating costs, cost of goods sold and the provision for doubtful accounts. Operating costs, which include advertising, general and administrative and interest expenses, decreased 14.7% in the second quarter of 2002 as compared to the second quarter of 2001. Cost of goods sold as a percentage of net sales decreased to 46.7% for the second quarter of 2002 from 48.1% for the second quarter of 2001. The provision for doubtful accounts decreased 23.5% in the second quarter of 2002 as compared to the second quarter of 2001. Net income for the second quarter ended June 30, 2001 includes $4 million of pre-tax interest income resulting from a favorable Internal Revenue tax settlement. Without the one-time gain in interest income, net income for the 2001 second quarter would have been $2,920,444, or $.37 per share.

Net sales for the second quarter of 2002 were 10% lower than net sales for the second quarter of 2001. Actual response rates in the second quarter of 2002 were higher than in the second quarter of 2001 and were higher than expected levels for the first quarter of 2002. Gross sales revenue generated per advertising dollar increased approximately 17% in the second quarter of 2002 as compared to the second quarter of 2001. The provision for returned merchandise as a percentage of gross sales decreased in the second quarter of 2002 as compared to the second quarter of 2001. The decrease in sales was attributable to several reasons. Weaker economic conditions and a softer retail market negatively impacted the Company's sales. Additionally, the Company intentionally reduced advertising expenditures and did not mail to less productive and less profitable customers, who are greater credit risks.

Other income decreased 11.2% in the second quarter of 2002 as compared to the second quarter of 2001. Decreased finance charges and commissions were primarily responsible for the lower other income. The lower finance charges resulted from decreased customer accounts receivable and the lower commissions resulted from decreased continuity program activity.

In the second quarter of 2001, the Company received a one-time $4 million interest payment resulting from a favorable Internal Revenue tax settlement. The Company also recovered approximately $9 million in federal income tax refunds from the settlement.

Cost of goods sold as a percentage of net sales decreased to 46.7% in the second quarter of 2002 from 48.1% in the second quarter of 2001. The improvement in cost of goods sold is attributable to stable or declining product costs, the Company's efforts to improve gross margins and the lower rate of merchandise returned.

Advertising expense in the second quarter of 2002 decreased 24.5% from the second quarter of 2001. Reductions in advertising volume and paper costs were primarily responsible for the lower advertising cost in the second quarter of 2002. Paper costs have fallen more than 20% from the beginning of 2001 up to the current time

The total number of catalog mailings released in the second quarter of 2002 was 13% less than in the second quarter of 2001 (48.5 million vs. 55.9 million). The total number of prospect catalogs was approximately the same in the second quarters of both years. Print advertising for Crossing Pointe is all via catalog and is included in the catalog mailings numbers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -14-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2002

Results of Operations - Continued

Comparison of Second Quarter 2002 and Second Quarter 2001 -
Continued

The total number of letter mailings released in the second quarter of 2002 was 35% less than in the second quarter of 2001 (18.6 million vs. 28.6 million). Letter mailings are most productive when targeting the Company's female customers and are currently used only to promote our women's apparel lines.

Total volume of the co-op and media advertising programs decreased 44% in the second quarter of 2002 as compared to the second quarter of 2001 (172 million vs. 305 million).

The Company launched e-commerce sites for Crossing Pointe www.crossingpointe.com, and the Blair Online Outlet early in the third quarter of 2000. The Blair website, www.blair.com, incorporating the Online Outlet, was launched late third quarter/early fourth quarter of 2000. A redesigned Blair website was introduced in the first quarter of 2001 featuring improved navigation and quicker access to the Company's expanded product offerings. In the second quarter of 2002, the Company has generated $14.1 million in e-commerce sales demand as compared to $8.0 million in the second quarter of 2001.

General and administrative expense increased 1.6% in the second quarter of 2002 as compared to the second quarter of 2001. Increased employee costs, primarily benefits determined by corporate income, were responsible for the higher general and administrative expense in the second quarter of 2002.

The provision for doubtful accounts as a percentage of credit sales decreased 15.9% in the second quarter of 2002 as compared to the second quarter of 2001. The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). The estimated bad debt rate used in the second quarter of 2002 was 112 basis points lower than the bad debt rate used in the second quarter of 2001. The estimated bad debt rate has declined due to a tightening of credit granting and improving or stable delinquency and charge-off rates. At June 30, 2002, the delinquency rate of open accounts receivable was approximately 3% lower than at June 30, 2001. The charge-off rate for the first six months of 2002 was approximately 3% less than the charge-off rate for the first six months of 2001. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The allowance for doubtful accounts as a percentage of delinquent accounts remained unchanged at June 30, 2002 as compared to June 30, 2001. At this time, the Company feels that the allowance for doubtful accounts is sufficient to cover the charge-offs from the current customer accounts receivable portfolio. Also, credit granting, collection and behavior models continue to be updated and improved, and, along with expanding database capabilities, provide valuable credit-marketing opportunities.

Interest expense decreased 83% in the second quarter of 2002 as compared to the second quarter of 2001. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable, inventories and growth initiatives. At June 30, 2002, inventories were 47% lower and gross customer accounts receivable were 8.5% lower as compared to June 30, 2001. As a result, average borrowings have been much lower in the second quarter of 2002 than in the second quarter of 2001. Also, interest rates have been substantially lower in 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -15-
CONDITION AND RESULTS OF OPERATIONS -
Continued

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2002

Results of Operations - Continued

Comparison of Second Quarter 2002 and Second Quarter 2001 -
Continued

Income taxes as a percentage of income before income taxes were 36.0% in the second quarter of 2002 and 36.9% in the second quarter of 2001. The federal income tax rate was 35% in both years. The difference in the total income tax rate was caused by a change in the Company's effective state income tax rate.


Comparison of Six Month Periods Ended June 30, 2002 and June
30,2001

Net income for the six months ended June 30, 2002 increased to $12,623,809, or $1.58 per share, as compared to $5,247,320, or $.66 per Share, for the six months ended June 30, 2001. Results for the first six months of 2002 reflect decreases in operating costs, cost of goods sold and the provision for doubtful accounts. Operating costs, which include advertising, general and administrative and interest expenses, decreased 12.5% in the first six months of 2002 as compared to the first six months of 2001. Cost of goods sold as a percentage of net sales decreased to 47.2% for the first six months of 2002 from 48.2% for the first six months of 2001. The provision for the doubtful accounts decreased 18.3% in the first six months of 2002 as compared to the first six months of 2001. The first six months of 2001 included $4 million of interest income resulting from a favorable Internal Revenue tax settlement. The one-time gain in interest income increased net income for the first six months of 2001 by 2.6 million, $.32 per share. The first six months of 2001 also included a $2.5 million charge attributable to the Company's voluntary separation program. The one-time charge decreased net income for the first six months by 2001 by $1.5 million, $.18 per share.

Net sales for the first six months of 2002 were 5% lower than net sales for the first six months of 2001. Actual response rates in the first six months of 2002 were higher than in the first six months of 2001 and were higher than expected levels for the first six months of 2002. Gross sales revenue generated per advertising dollar increased approximately 16% in the first six months of 2002 as compared to the first six months of 2001. The provision for returned merchandise as a percentage of gross sales decreased in the first six months of 2002 as compared to the first six months of 2001. The decrease in sales was attributable to several reasons. Weaker economic conditions and a softer retail market negatively impacted the Company's sales. Additionally, the Company intentionally reduced advertising expenditures and did not mail to less productive and less profitable customers, who are greater credit risks.

Other income decreased 11.0% in the first six months of 2002 as compared to the first six months of 2001. Decreased finance charges and commissions were primarily responsible for the lower other income. The lower finance charges resulted from decreased customer accounts receivable and the lower commissions resulted from decreased continuity program activity.

In June 2001, the Company received a one-time $4 million interest payment resulting from a favorable Internal Revenue tax settlement. The Company also recovered approximately $9 million in federal tax refunds from the settlement.

Cost of goods sold as a percentage of net sales decreased to 47.2% for the first six months of 2002 from 48.2% for the first six months of 2001. The improvement in cost of goods sold is attributable to stable or declining product costs, the Company's efforts to improve gross margins, the lower rate of merchandise returned and more effective inventory management resulting in lower inventory liquidation costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -16-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2002

Results of Operations - Continued

Comparison of Six Month Periods Ended June 30, 2002 and June 30,2001 - continued

Advertising expense in the first six months of 2002 decreased 18.8%. Reductions in advertising volume and paper costs were primarily responsible for the lower advertising cost in the first six months of 2002. Paper costs have fallen more than 20% from the beginning of 2001 up to the current time.

The total number of catalog mailings released in the first six months of 2002 was 9% less than in the first six months of 2001 (85.4 million vs. 93.9 million).

The total number of letter mailings released in the first six months of 2002 was 33% less than in the first six months of 2001 (32.6 million vs. 48.5 million).

Total volume of the co-op and media advertising programs decreased 39% in the first six months of 2002 as compared to the first six months of 2001 (457 million vs. 747 million).

The Company launched e-commerce sites for Crossing Pointe, www.crossingpointe.com, and the Blair Online Outlet early in the third quarter of 2000. The Blair website, www.blair.com, incorporating the Online Outlet, was launched late third quarter/early fourth quarter of 2000. A redesigned Blair website was introduced in the first quarter of 2001 featuring improved navigation and quicker access to the Company's expanded product offerings. In the first six months of 2002, the Company has generated $25.3 million in e-commerce sales demand as compared to $13.6 million in the first six months of 2001. In all of 2001, the Company generated $35 million in e-commerce orders.

General and administrative expense decreased 2.3% in the first six months of 2002 as compared to the first six months of 2001. The lower general and administrative expense in the first six months of 2002 was primarily attributable to the one-time $2.5 million charge for the Company's voluntary separation program in the first quarter of 2001. The $2.5 million charge represents the cost of the severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the former Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of June 30, 2002, $1.25 million of the $2.5 million charge has been paid.

The provision for doubtful accounts as a percentage of credit sales decreased 13.5% in the first six months of 2002 as compared to the first six months of 2001. The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). The estimated bad debt rate used in the first six months of 2002 was 87 basis points lower than the bad debt rate used in the first six months of 2001. The estimated bad debt rate has declined due to a tightening of credit granting and improving delinquency and charge-off rates. At June 30, 2002, the delinquency rate of open accounts receivable was approximately 3% lower than at June 30, 2001. The charge-off rate for the first six months of 2002 was approximately 3% less than the charge-off rate for the first six months of 2001. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The allowance for doubtful accounts as a percentage of delinquent accounts remained unchanged at June 30, 2002 as compared

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -17-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2002

Results of Operations - Continued

Comparison of Six Month Periods Ended June 30, 2002 and June 30,2001 - continued

to June 30, 2001. At this time, the Company feels that the allowance for doubtful accounts is sufficient to cover the charge-offs from the current customer accounts receivable portfolio. Also, credit granting, collection and behavior models continue to be updated and improved, and, along with expanding database capabilities, provide valuable credit-marketing opportunities.

Interest expense decreased 83% in the first six months of 2002 as compared to the first six months of 2001. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable, inventories and growth initiatives. At June 30, 2002, inventories were 47% lower and gross customer accounts receivable were 8.5% lower as compared to June 30, 2001. As a result, average borrowings have been much lower in the first six months of 2002 than in the first six months of 2001. Also, interest rates have been substantially lower in 2002.

Income taxes as a percentage of income before income taxes were 35.7% in the first six months of 2002 and 36.9% in the first six months of 2001. The federal income tax rate was 35% in both years. The difference in the total income tax rate was caused by a change in the Company's effective state income tax rate.

Liquidity and Sources of Capital

All working capital and cash requirements for the first six months of 2002 were met. Short-term funding was provided by operating activities, a revolving line of credit and a securitization of receivables.

On December 20, 2001, the Company entered into a Credit Agreement with PNC Bank, National Association, as agent, and certain other banks. The Agreement puts in place a syndicated revolving credit facility of up to $30 million, secured by inventory and certain other assets of the Company and its subsidiaries. At the present time, $28 million of the $30 million is available to the Company, with the balance obtainable upon meeting certain provisions. The interest rate is, at the Company's option, based on a base rate option (greater of Prime or Fed Funds Rate plus .5%), swing loan rate option (as quoted by PNC Bank), or Euro-rate option (Euro-rate plus 1.75%) as defined in the Credit Agreement. The Company is required to meet certain covenants that specifically relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. As of June 30, 2002, the Company was in compliance with all the Credit Agreement's covenants. At June 30, 2002, the Company had no borrowings (loans) outstanding and had letters of credit totaling $13.6 million outstanding, which reduces the amount of borrowings available, under the Credit Agreement. At December 31, 2001, nothing was outstanding under the Credit Agreement.

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
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2002

Liquidity and Sources of Capital - Continued

Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Services of Financial Assets and Extinguishment of Liabilities. At the present time, $50 million of the $100 million is available to the Company, with the balance obtainable upon meeting certain provisions. The interest rate approximates 1-month LIBOR plus the appropriate spread (55 basis points at June 30, 2002) as defined in the Receivables Purchase Agreement. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. As of June 30, 2002, the Company was in compliance with all the requirements of the Receivables Purchase Agreement. At both June 30, 2002 and December 31, 2001, the Company had $15 million outstanding, the minimum amount required to be outstanding, under the Receivables Purchase Agreement, all of which was classified as short-term.

Both the revolving credit facility and the securitization have three-year terms expiring December 20, 2004. The two new agreements replaced a $55,000,000 Revolving Credit Facility that was to expire on December 31, 2001. The $55,000,000 Revolving Credit Facility was an extension, and reduction, of the $95,000,000 Revolving Credit Facility that expired on November 13, 2001. At June 30, 2001 the Company had $50 million outstanding under the $95,000,000 Revolving Credit Facility, all of which was classified as short-term.

Additionally, the Company had available a $25 million line for letters of credit. As of December 20, 2001, no new letters of credit can be issued under the $25 million line and the line will expire around mid-year 2002 when the last letter of credit is scheduled to expire. Outstanding letters of credit amounted to approximately $18,000 at June 30, 2002 and $10,000,000 at December 31, 2001 and related primarily to inventory purchases. New letters of credit issued after December 20, 2001 will be issued under the Credit Agreement dated December 20, 2001. As previously stated, no letters of credit were issued under the Credit Agreement as of December 31, 2001 and $13.6 million of letters of credit were outstanding under the Credit Agreement as of June 30, 2002.

The ratio of current assets to current liabilities was 3.67 at June 30, 2002,
3.41 at December 31, 2001 and 2.70 at June 30, 2001. Working capital increased $8,265,962 in the first six months of 2002 primarily due to the net income. The 2002 increase was primarily reflected in increased cash and cash equivalents and decreased trade accounts payable more than offsetting decreased inventories and customer accounts receivable.

Merchandise inventory turnover was 2.9 at June 30, 2002, 2.4 at December 31, 2001 and 2.4 at June 30, 2001. Merchandise inventory as of June 30, 2002 was 34% lower than at December 31, 2001 and 49% lower than at June 30, 2001. Merchandise inventory levels have been generally higher from September 30, 2000 through September 30, 2001 due to lower than expected response rates since mid-2000 and the introduction of new catalogs in late 2000 and early 2001. Inventory liquidation efforts, including sales mailings, were increased in the second, third and forth quarters of 2001 and resulted in lower merchandise inventory levels at December 31, 2001 and in 2002. The merchandise inventory levels are net of the Company's reserve for inventory obsolescence. The reserve totaled $4.3 million at June 30,2002, $4.2 million at December 31, 2001 and $4.4 million at June 30, 2001. Inventory write-offs and write-downs (reductions to below cost) charged against the reserve for obsolescence were $3.4 million in the first six months of 2002 and $5.5 million in the first six months of 2001. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold, based on the levels of merchandise inventory and merchandise purchases.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -19-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2002

Liquidity and Sources of Capital - Continued

An operating segment is identified as a component of an enterprise for which separate financial information is available for evaluation by the chief decision- maker, or decision-making group, in deciding on how to allocate resources and assess performance. The Company operates as one business segment consisting of four product lines. The fourth product line, Crossing Pointe, was added in the third quarter of 2000 and is expected to become a significant revenue source over the next few years. Home net sales as a percentage of total net sales were 10.2% ($28.7 million) in the first six months of 2002 as compared to 13.4% ($39.9 million) in the first six months of 2001. Menswear net sales as a percentage of total net sales were 18.7% ($52.9 million) in the first six months of 2002 as compared to 18.9% ($56.1 million) in the first six months of 2001. Womenswear net sales as a percentage of total net sales were 65.5% ($185.3 million) in the first six months of 2002 as compared to 65.5% ($194.6 million) in the first six months of 2001. Crossing Pointe net sales as a percentage of total net sales were 5.6% ($15.9 million) in the first six months of 2002 as compared to 2.2% ($6.5 million) in the first six months of 2001. Home merchandise inventory totaled $3.3 million at June 30, 2002, $4.0 million at December 31, 2001 and $11.5 million at June 30, 2001. Menswear merchandise inventory was $8.3 million at June 30, 2002, $13.1 million at December 31, 2001 and $20.6 million at June 30, 2001. Womenswear merchandise inventory was $33.5 million at June 30, 2002, $51.9 million at December 31, 2001 and $58.7 million at June 30, 2001. Crossing Pointe merchandise inventory was $3.0 million at June 30, 2002, $4.2 million at December 31, 2001 and $3.6 million at June 30, 2001.

The Company looks upon its credit granting (Blair Credit) as a marketing advantage. In the early 1990's, the Company started extending revolving credit to first-time (prospect) buyers. Blair Credit was offered only to established customers prior to that time. Prospects responded. This led to a broad offering of pre-approved lines of credit to prospects in 1995 and 1996. Sales, accounts receivable and bad debts expectedly increased. However, as the receivables aged, bad debts greatly exceeded expected levels. The Company recognized that it didn't have all the necessary credit controls in place and put a hold (second quarter 1996) on pre-approved credit offers and reviewed and strengthened (mid-1996 and on) credit controls. Blair Credit customers, on average, buy more, buy more often and are more loyal than cash and credit card customers. The benefit from the increased sales volume achieved by offering Blair Credit is significant and more than outweighs the cost of the credit program. The cost and/or contribution of the credit program itself can be quickly assessed by comparing finance charges (included in other income) to the provision for doubtful accounts. For the first six months of 2002, finance charges were $17.9 million and the provision for doubtful accounts was $14.5 million (net of $3.4 million). For the first six months of 2001, finance charges were $19.3 million and the provision for doubtful accounts was $17.8 million (net of $1.6 million). The assessments do not take into consideration the administrative cost of the credit program (included in general and administrative expense), the cost of money and the impact on sales. The Company's gross credit sales decreased 5.6% in the first six months of 2002 as compared to the first six months of 2001.

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $5.8 million during the first six months of 2002 and $4.5 million during the first six months of 2001. Capital expenditures had been projected to be $15 million plus for each of the years 2001 and 2002 and nearly $10 million for 2003. However, capital expenditures for 2001 were delayed due to economic conditions. This included slowing the implementation of the previously announced modernization and enhancement of the Company's fulfillment operations. Capital expenditures are

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -20-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2002

Liquidity and Sources of Capital - Continued

projected to be approximately $41 million in total for the years 2002, 2003, and 2004. Approximately $21 million of the $41 million is attributable to the fulfillment project. Most of the $5.8 million in capital expenditures in 2002 are attributable to the fulfillment project.

The Company has contractual obligations consisting of capital leases for data processing and telephone equipment, and operating leases for buildings and data processing, office and telephone equipment.
                              Payments Due by Period
Contractual
Obligations        Total       2002       2003-2004    2005-2006   Thereafter
-----------        -----       ----       ---------    ---------   ----------
Capital lease
Obligations   $   992,738   $  167,453   $  725,454   $   99,831       ---
Operating
  leases       14,076,311    1,451,321    4,662,205    2,991,369    4,971,416
              -----------   ----------   ----------   ----------    ---------
Total         $15,069,049   $1,618,774   $5,387,659   $3,091,200   $4,971,416
              ===========   ==========   ==========   ==========   ==========

The Company has other commercial commitments consisting of a revolving credit facility of up to $30 million, a securitization of up to $100 million in accounts receivable, and a credit line for letters of credit.
                                  Amount of Commitment
                                   Expiration Per Period
Other                 Total
Commercial           Amounts      Less than       1 - 3        4 - 5    After 5
Commitments         Committed       1 year        years        years     Years
Line of Credit-
  Revolving         $28,000,000        -0-     $28,000,000      -0-        -0-

Line of Credit-
  Securitization     50,000,000        -0-      50,000,000      -0-        -0-

Line of Credit-
  Letters of Credit      18,500     18,500             -0-      -0-        -0-
                    -----------    -------     -----------      ---        ---

Total               $78,018,500    $18,500     $78,000,000      -0-        -0-
                    ===========    =======     ===========      ===        ===

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

The Company recently declared a quarterly dividend of $.15 per share payable on September 15, 2002. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an ongoing basis. See "Future Considerations".

The Company has, from the fourth quarter of 1996 through the year 2000, repurchased a total of 1,620,940 shares of its Common Stock - 864,720 shares purchased on the open market and 756,220 shares from the Estate of John L. Blair. In 2000, the Company purchased 268,704 shares on the open market. No shares were repurchased in 2001 or in the first six months of 2002.

Future cash needs will be financed by cash flow from operations, the existing borrowing arrangements and, if needed, other financing arrangements that may be available to the Company. The Company's current projection of future cash

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -21-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2002

Liquidity and Sources of Capital - Continued

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

The allowance for returns is a deduction from customer accounts receivable. A monthly provision for anticipated returns is recorded as a percentage of gross sales, based upon historical experience. The provision is charged against gross sales to arrive at net sales, and actual returns are charged against the allowance for returns. Returns are generally more predictable as they settle within two-to three months but are impacted by season, new products and/or product lines, type of sale (cash, credit card, Blair Credit) and sales mix (prospect/customer). The Company feels that the allowance for returns is sufficient to cover the returns that will occur after June 30, 2002 from sales prior to July 1, 2002.

The reserve for inventory obsolescence and related items, inventory levels and write-downs, are discussed in "Liquidity and Sources of Capital" and "Future Considerations." The Company feels that the reserve for inventory obsolescence is sufficient to cover the write-offs and write-downs that will occur after June 30, 2002 on merchandise inventory as of July 1, 2002.

Impact of Inflation and Changing Prices

Although inflation has moderated in our economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. Profit margins have been pressured by postal rate increases. Postal rates increased on January 10, 1999, on January 7, 2001, on July 1, 2001 and again on June 30, 2002. It is anticipated that postal rates will increase at a greater percentage and more frequently, starting with the last increase on June 30, 2002. The Company spent approximately $90 million on postage in 2001.

The Company principally uses the LIFO method of accounting for its merchandise inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces distortion in reported income due to increasing costs. However, the Company has been experiencing decreasing merchandise costs and the LIFO reserve has fallen to $5,366,000 at June 30, 2002 from $6,717,000 at December 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -22-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2002

Impact of Inflation and Changing Prices continued

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

The Company has a working arrangement with accomplished actress, artist, author and mother, Jane Seymour, to launch the "Jane Seymour Signature Collection" of women's apparel. The Jane Seymour inspired fashions will be sold exclusively through the Company's Crossing Pointe catalog and website (www.crossingpointe.com). The first "Jane Seymour Signature Collection" fashions

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -23-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2002

Future Considerations - continued

previewed in early January 2002 on the Crossing Pointe website and debuted in the Crossing Pointe Spring 2002 Catalog mailed at the end of January 2002. More information on the "Jane Seymour Signature Collection" and Jane Seymour can be obtained from the recently launched website www.janeseymour.com. The new site is automatically linked to the Crossing Pointe website for purchasing.

Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements are included in, but not limited to, the following sections of the report:

      - The paragraph on the provision for doubtful accounts in the Results of Operations, Comparison of Second Quarter 2002 and Second Quarter 2001.

      - The paragraph on the provision for doubtful accounts in the Results of Operations, Comparison of Six Month Periods Ended June 30, 2002 and June 30, 2001.

      -  Liquidity and Sources of Capital

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

PART II.  OTHER INFORMATION                                                -24-

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2002

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

      Not Applicable.

Item 3.  Defaults Upon Senior Securities

      Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

    (a)  The Company's Annual Meeting of Stockholders was held
         April 16, 2002.

    (b)  At  the  Annual  Meeting  of   Stockholders,   all  of  the
         Company's directors were elected at said meeting, as follows:
             David A. Blair       7,029,142 Votes For, 68,259 Votes Withheld
             Robert W. Blair      7,029,392 Votes For, 68,009 Votes Withheld
             Steven M. Blair      7,030,042 Votes For, 67,359 Votes Withheld
             Robert D. Crowley    7,029,542 Votes For, 67,859 Votes Withheld
             Harriet Edelman      6,808,805 Votes For, 288,596 Votes Withheld
             John O. Hanna        7,028,892 Votes For, 68,509 Votes Withheld
             Craig N. Johnson     7,027,742 Votes For, 69,659 Votes Withheld
             Murray K. McComas    7,029,624 Votes For, 67,777 Votes Withheld
             Thomas P. McKeever   7,023,688 Votes For, 73,713 Votes Withheld
             Ronald L. Ramseyer   7,026,334 Votes For, 71,067 Votes Withheld
             Kent R. Sivillo      7,030,042 Votes For, 67,359 Votes Withheld
             Blair T. Smoulder    7,030,322 Votes For, 67,079 Votes Withheld
             John E. Zawacki      7,028,868 Votes For, 68,533 Votes Withheld

         Since all of the directors of the Company were elected at the Annual Meeting of Stockholders, there are no directors whose term of office as a director continued after the meeting.

    (c) The following other matter was voted upon at the meeting, and the following number of affirmative votes and negative votes were cast with respect to such matter:

             The reappointment by the Company's Board of Directors of the firm of Ernst & Young LLP as independent certified public accountants to examine the financial statements and perform the annual audit of the Company for the year ending December 31, 2002 was ratified. This matter received 7,084,069 affirmative votes, 7,070 negative votes and 6,262 votes withheld.

PART II.  OTHER INFORMATION                                                -25-

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2002


Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits
           3.1   Restated Certificate of Incorporation(1)
           3.2   Amended Bylaws of Blair Corporation(2)
           4     Specimen Common Stock Certificate(3)
           10.1  Stock Accumulation and Deferred Compensation Plan for
                   Directors(4)
           10.2  Blair Corporation 2000 Omnibus Stock Plan(5)
           10.3  Blair Credit Agreement(6)
           11    Statement regarding computation of per share earnings(7)
           99.1  CEO Certification - attached
           99.2  CFO Certification - attached

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30,
         2002


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

                                                       Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Zawacki, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1)The  Report  fully  complies  with  the   requirements  of
         Section 13(a) or 15(d) of the  Securities  Exchange Act of
         1934; and

      (2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




   August 12, 2002                                JOHN E. ZAWACKI
   ---------------                          --------------------------
                                                  JOHN E. ZAWACKI
                                                   President and
                                               Chief Executive Officer

                                                       Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan J. Flanagan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1)The  Report  fully  complies  with  the   requirements  of
         Section 13(a) or 15(d) of the  Securities  Exchange Act of
         1934; and

      (2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



      August 12, 2002                          BRYAN J. FLANAGAN
      ---------------                       ----------------------
                                               BRYAN J. FLANAGAN
                                           Senior Vice President and
                                            Chief Financial Officer

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 BLAIR CORPORATION
                                           ---------------------------
                                                   (Registrant)



Date   August 12, 2002                 By       KENT R. SIVILLO
------------------------                ---------------------------------
                                                KENT R. SIVILLO
                                             Vice President-Finance
                                           (Chief Accounting Officer)



                                       By       BRYAN J. FLANAGAN
                                           -----------------------------
                                                BRYAN J. FLANAGAN
                                             Senior Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer
                                            and Duly Authorized Officer)