Form 10-Q
period 2002-09-30
BLAIR CORP
filed 2002-11-14
CIK 71525

United States
                  Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



For the period Ended September 30, 2002  Commission File Number  1-878
                     -------------------                        --------



                           BLAIR CORPORATION
-----------------------------------------------------------------
         (Exact name of registrant as specified in its charter)



               DELAWARE                         25-0691670
-----------------------------------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)         Identification No.)



    220 HICKORY STREET, WARREN, PENNSYLVANIA       16366-0001
-----------------------------------------------------------------
    (Address of principal executive offices)       (Zip Code)



                     (814) 723-3600
------------------------------------------------------------------
         (Registrant's telephone number, including area code)



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

As of November 12, 2002 the registrant had outstanding 8,037,467 shares of its common stock without nominal or par value.

PART I. FINANCIAL INFORMATION                                       -2-

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)
        --------------------------------

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2002

CONSOLIDATED BALANCE SHEETS                                         -3-

BLAIR CORPORATION AND SUBSIDIARIES

                                              September 30   December 31
                                                   2002         2001
ASSETS
Current assets:
  Cash and cash equivalents                    $55,280,726    $5,712,495
  Customer  accounts receivable, less
    allowances for doubtful accounts and
    returns of $44,765,764 in 2002 and
    $45,967,160 in 2001                        138,851,119   158,302,205
  Inventories - Note G
    Merchandise                                 56,129,319    73,249,927
    Advertising and shipping supplies           15,599,875    22,162,217
                                              ------------  ------------
                                                71,729,194    95,412,144
  Deferred income taxes - Note F                13,132,000    10,675,000
  Prepaid expenses                               1,587,614       878,870
                                              ------------  ------------
Total current assets                           280,580,653   270,980,714

Property, plant and equipment:
  Land                                           1,142,144     1,142,144
  Buildings                                     66,198,873    64,443,439
  Equipment                                     58,592,445    56,396,816
  Construction in progress                       7,302,139     3,611,748
                                              ------------  ------------
                                               133,235,601   125,594,147
  Less allowances for depreciation              78,615,994    73,553,885
                                              ------------  ------------
                                                54,619,607    52,040,262
Trademarks                                         578,468       632,651
Other long-term assets                             649,067       459,702
                                              ------------  ------------
                                 TOTAL ASSETS $336,427,795  $324,113,329
                                              ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - Note I                       $15,000,000   $15,000,000
  Trade accounts payable                        39,702,410    47,632,277
  Advance payments from customers                3,635,716     1,925,619
  Accrued expenses - Note D                     16,747,870    11,818,546
  Accrued federal and state taxes                7,399,170     2,776,985
  Current portion of capital lease
    obligations - Note E                           343,345       336,865
                                              ------------  ------------
Total current liabilities                       82,828,511    79,490,292

Capital lease obligations, less current
  Portion - Note E                                 565,400       824,966
Deferred income taxes - Note F                   1,446,000     2,009,000

Stockholders' equity:
  Common Stock without par value:
    Authorized 12,000,000 shares; issued
    10,075,440 shares (including shares held
    in treasury) - stated value                    419,810       419,810
  Additional paid-in capital                    14,434,571    14,589,838
  Retained earnings                            281,435,346   271,954,815
  Accumulated other comprehensive income             5,878           -0-
                                              ------------  ------------
                                               296,295,605   286,964,463
  Less 2,037,793 shares in 2002 and
    2,105,571 shares in 2001 of common stock
    in treasury - at cost                       41,405,453    43,187,542
  Less receivable and deferred compensation
    from stock plans                             3,302,268     1,987,850
                                              ------------  ------------

Total stockholders' equity                     251,587,884   241,789,071
                                              ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $336,427,795  $324,113,329
                                              ============  ============


See accompanying notes.

CONSOLIDATED  STATEMENTS OF INCOME                                       -4-

BLAIR CORPORATION AND SUBSIDIARIES

                                                   Three Months Ended            Nine Months Ended
                                                      September 30                 September 30
                                                   2002          2001           2002           2001
                                               ------------  ------------   ------------   ------------

Net sales                                      $117,830,052  $123,019,132   $400,604,838   $420,167,346
Other income - Note H                            10,094,534    10,438,565     30,044,685     32,864,250
Interest from tax settlement                            -0-           -0-            -0-      4,061,253
                                               ------------  ------------   ------------   ------------
                                                127,924,586   133,457,697    430,649,523    457,092,849

Costs and expenses:
  Cost of goods sold                             58,053,703    66,517,608    191,533,278    209,767,233
  Advertising                                    31,608,249    35,924,555    102,647,505    123,437,157
  General and administrative                     30,990,706    29,599,505     94,798,015     94,929,622
  Provision for doubtful accounts                 6,738,419     6,264,191     21,247,530     24,025,598
  Interest                                          118,123       453,151        365,000      1,917,232
                                               ------------  ------------   ------------   ------------
                                                127,509,200   138,759,010    410,591,328    454,076,842
                                               ------------  ------------   ------------   ------------
          INCOME (LOSS) BEFORE INCOME TAXES         415,386    (5,301,313)    20,058,195      3,016,007

Income tax expense (benefit) - Note F               136,000    (1,987,000)     7,145,000      1,083,000
                                               ------------  ------------   ------------   ------------

                             NET INCOME (LOSS)   $ 279,386   $ (3,314,313)  $ 12,913,195     $1,933,007
                                                 ==========  ============   ============     ==========

Basic and diluted earnings (loss) per share
  based on weighted average shares outstanding
  - Note C                                            $ .03         $(.42)         $1.61          $ .24
                                                      =====         =====          =====          =====

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                          -5-

BLAIR CORPORATION AND SUBSIDIARIES

                                                      Three Months Ended             Nine Months Ended
                                                        September 30                   September 30
                                                      2002           2001            2002           2001
                                                 ------------   ------------    ------------   ------------

Common Stock                                     $    419,810   $    419,810        $419,810      $ 419,810

Additional paid-in capital:
   Balance at beginning of period                  14,559,818     14,599,554      14,589,838     14,612,333
   Issuance of Common Stock to non-employee
     directors                                            -0-            -0-          (2,619)        (5,871)
   Issuance of Common Stock under Omnibus Stock
     Plan                                             (89,530)           -0-         (66,273)           -0-
   Forfeitures of Common Stock under Employee
     Stock Purchase and Omnibus Stock Plans           (14,030)        (8,715)        (17,279)       (15,623)
   Exercise of non-qualified stock options under
     Omnibus Stock Plan                               (21,687)           -0-         (69,096)           -0-
                                                 ------------   ------------    ------------   ------------
   Balance at end of period                        14,434,571     14,590,839      14,434,571     14,590,839

Retained earnings:
   Balance at beginning of period                 282,195,547    270,300,901     271,954,815    267,444,414
   Net income (loss)                                  279,386     (3,314,313)     12,913,195      1,933,007
   Dividends - Note B                              (1,039,587)    (1,195,432)     (3,432,664)    (3,586,265)
                                                 ------------   ------------    ------------   ------------
   Balance at end of period                       281,435,346    265,791,156     281,435,346    265,791,156

Accumulated other comprehensive income:
   Balance at beginning of period                       7,448            -0-             -0-            -0-
   Foreign currency translation                        (1,570)           -0-           5,878            -0-
                                                 ------------   ------------    ------------   ------------
   Balance at end of period                             5,878            -0-           5,878            -0-

Treasury Stock:
   Balance at beginning of period                 (42,726,506)   (43,189,579)    (43,187,542)   (43,218,782)
   Issuance of Common Stock to non-employee
     directors                                            -0-            -0-          63,279         31,746
   Issuance of Common Stock under Omnibus Stock
     Plan                                           1,389,905            -0-       1,636,023            -0-
   Forfeitures of Common Stock under Employee Stock
     Purchase and Omnibus Stock Plans                (130,451)        (4,847)       (134,515)        (7,390)
   Exercise of non-qualified stock options under
     Omnibus Stock Plan                                61,599            -0-         217,302            -0-
                                                 ------------   ------------    ------------   ------------
   Balance at end of period                       (41,405,453)   (43,194,426)    (41,405,453)   (43,194,426)

Receivable and deferred compensation from stock plans:
   Balance at beginning of period                  (1,966,544)   (2,117,320)      (1,987,850)    (2,231,623)
   Issuance of Common Stock under Omnibus Stock
     Plan                                          (1,482,667)          -0-       (1,569,750)           -0-
   Forfeitures of Common Stock under Employee Stock
     Purchase and Omnibus Stock Plans                  47,000         4,375           50,750          7,525
   Amortization of deferred compensation               31,068           -0-           31,068            -0-
   Applications of dividends and cash repayments       68,875        72,996          173,514        184,149
                                                 ------------  ------------     ------------   ------------
   Balance at end of period                        (3,302,268)   (2,039,949)      (3,302,268)    (2,039,949)
                                                 ------------  ------------     ------------   ------------

                     TOTAL  STOCKHOLDERS' EQUITY $251,587,884  $235,567,430     $251,587,884   $235,567,430
                                                 ============  ============     ============   ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    -6-

BLAIR CORPORATION AND SUBSIDIARIES
                                                         Nine Months Ended
                                                            September 30
                                                        2002         2001
                                                    -----------  -----------
OPERATING ACTIVITIES
  Net income                                        $12,913,195  $ 1,933,007
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization                  6,479,351     5,899,978
      Provision for doubtful accounts               21,247,530    24,025,598
      (Benefit from) provision for deferred
        income taxes                                (3,020,000)    1,039,000
      Compensation expense from stock
        awards (net of forfeitures)                    173,244        10,387
      Changes in operating assets and
        liabilities providing (using) cash:
          Customer accounts receivable              (1,796,444)   (3,179,301)
          Inventories                               23,682,950    (4,717,488)
          Prepaid expenses and other assets           (913,959)     (517,567)
          Trade accounts payable                    (7,929,867)  (20,137,189)
          Advance payments from customers            1,710,097     1,727,148
          Accrued expenses                           4,929,324    (3,608,155)
          Federal and state taxes                    4,622,185    (1,331,237)
                                                   -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES           62,097,606     1,144,181

INVESTING  ACTIVITIES
  Purchases of property, plant and equipment        (9,004,513)   (5,671,027)
                                                   -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES               (9,004,513)   (5,671,027)

FINANCING ACTIVITIES
  Net proceeds from bank borrowings                        -0-    10,000,000
  Repayments of principal on capital leases           (253,086)          -0-
  Dividends paid                                    (3,432,664)   (3,427,748)
  Exercise of non-qualified stock options              148,206           -0-
  (Forfeitures) repayments of notes receivable
     from   stock plans, net                            (9,046)       25,632
                                                   -----------   -----------
NET CASH (USED IN) PROVIDED BY FINANCING
ACTIVITIES                                          (3,546,590)    6,597,884

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 21,728           -0-
                                                   -----------   -----------

NET INCREASE IN CASH                                49,568,231     2,071,038

Cash at beginning of year                            5,712,495     7,497,907
                                                   -----------   -----------

CASH AT END OF PERIOD                              $55,280,726   $ 9,568,945
                                                   ===========   ===========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              -7-

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2002

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The consolidated financial statements include the accounts of Blair Corporation and its wholly-owned subsidiaries. All significant intercompany accounts are eliminated upon consolidation.

NOTE B - DIVIDENDS DECLARED
 2-09-01       $.15 per share            2-13-02    $.15 per share
 4-17-01        .15                      4-16-02     .15
 8-20-01        .15                      7-16-02     .15
11-16-01        .15                     10-15-02     .15

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

The following table sets forth the computations of basic and diluted earnings
(loss) per share as required by Statement No. 128:
                                  Three Months Ended      Nine Months Ended
                                     September 30            September 30
                                    2002        2001         2002       2001
                                 ---------- -----------   ----------- ----------
Numerator:
  Net income (loss)              $  279,386 $(3,314,313   $12,913,195 $1,933,007

Denominator:
  Denominator for basic
    earnings (loss) per share -
    weighted average shares
    outstanding                   8,027,272   7,969,794     7,994,791  7,969,494
  Effect of dilutive securities:
    Employee stock options           28,075         -0-        26,139         78
                                 ---------- -----------   ----------- ----------
  Denominator for diluted
    Earnings (loss) per share -
    weighted average shares
    outstanding and assumed
    conversions                   8,055,347   7,969,794     8,020,930  7,969,572

Basic earnings (loss) per share        $.03       $(.42)        $1.61       $.24

Diluted earnings (loss) per
  share                                $.03       $(.42)        $1.61       $.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -Continued                    -8-

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2002

NOTE D - ACCRUED EXPENSES
Accrued expenses consist of:
                                             September 30     December 31
                                                  2002            2001
                                              -----------     -----------
Employee compensation                         $ 9,669,971     $ 7,274,766
Contribution to profit sharing
  and retirement plan feature                   1,568,510         880,397
Taxes, other than taxes on income                 758,386         456,421
Voluntary separation program                    1,168,002       1,379,243
Health insurance                                1,823,162         838,898
Other accrued items                             1,759,839         988,821
                                              -----------     -----------
                                              $16,747,870     $11,818,546
                                              ===========     ===========

NOTE E - Leases
Capital Leases
The company leases certain data processing and telephone equipment under agreements that expire in various years through 2005. The following is a schedule by year of future minimum capital lease payments required under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2002:
2002                                            $  104,248
2003                                               411,150
2004                                               405,615
2005                                               101,404
                                                ----------
                                                 1,022,417
Less amount representing interest                 (113,672)
                                                ----------
Present value of minimum lease payments            908,745
Less current portion                              (343,345)
                                                ----------
Long-term portion of capital lease obligations    $565,400
                                                ==========

Operating Leases
The Company leases certain data processing, office and telephone equipment under agreements that expire in various years through 2006. The Company has also entered into several lease agreements for buildings, expiring in various years through 2012. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2002:
2002                                          $   734,094
2003                                            2,682,968
2004                                            2,088,317
2005                                            1,634,460
2006                                            1,382,748
Thereafter                                      4,971,416
                                              -----------
                                              $13,494,003
                                              ===========
NOTE F - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense (benefit) are as follows:
                          Three Months Ended          Nine Months Ended
                            September 30                September 30
                           2002         2001            2002        2001
                       -----------   -----------     -----------  ---------
Currently payable:
  Federal              $(1,797,000)  $(3,921,000)   $ 9,525,000   $ 124,000
  Foreign                   93,000           -0-        159,000         -0-
  State                   (401,000)     (255,000)       481,000     (80,000)
                       -----------   -----------    -----------   ---------
                        (2,105,000)   (4,176,000)    10,165,000      44,000
  Deferred               2,241,000     2,189,000     (3,020,000)  1,039,000
                       -----------   -----------    -----------   ---------
                       $   136,000   $(1,987,000)   $ 7,145,000  $1,083,000
                       ===========   ===========    ===========  ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued           -9-

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2002

NOTE F - INCOME TAXES - Continued
The differences between total tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes are as follows:
                             Three Months Ended        Nine Months Ended
                                September 30             September 30
                               2002        2001          2002        2001
                            ---------  -----------    ----------  ----------
Statutory rate applied to
  pre-tax income (loss)     $ 145,385  $(1,855,460)   $7,020,368  $1,055,602
State income taxes, net
  of federal tax benefit      (74,100)      16,900        45,500      35,100
Other items                    64,715     (148,440)       79,132      (7,702)
                            ---------  -----------    ----------  ----------
                            $ 136,000  $(1,987,000)   $7,145,000  $1,083,000
                            =========  ===========    ==========  ==========

Components of deferred income tax expense (benefit) are as follows:
                             Three Months Ended          Nine Months Ended
                                September 30              September 30
                               2002        2001          2002         2001
                           ----------  -----------   -----------   -----------
Provision for estimated
  returns                  $  (81,000) $  (112,000)   $ (556,000)  $(1,003,000)
Provision for doubtful
  accounts                      6,000   (1,129,000)      192,000    (1,274,000)
Advertising costs           2,299,000    3,459,000    (2,141,000)    3,519,000
Severance                      33,000       73,000        81,000      (572,000)
Inventory obsolescence       (283,000)      14,000      (349,000)      714,000
Depreciation                 (118,000)      17,000      (563,000)     (165,000)
Restricted Stock              391,000          -0-       391,000           -0-
Other items - net              (6,000)    (133,000)      (75,000)     (180,000)
                           ----------  -----------   -----------   -----------
                           $2,241,000  $ 2,189,000   $(3,020,000)  $ 1,039,000
                           ==========  ===========   ===========   ===========

Components of the deferred tax asset and liability under the liability method as of September 30, 2002 and December 31, 2001 are as follows:
                                             September 30      December 31
                                                  2002            2001
                                              -----------      -----------
Current net deferred tax asset:
   Doubtful accounts                          $13,489,000      $13,681,000
   Returns allowances                           2,377,000        1,821,000
   Inventory obsolescence                       1,933,000        1,584,000
   Inventory costs                               (924,000)        (924,000)
   Vacation pay                                 1,469,000        1,469,000
   Advertising costs                           (5,813,000)      (7,954,000)
   Restricted Stock                              (391,000)             -0-
   State net operating loss                       540,000          600,000
   Other items                                    992,000          998,000
                                              -----------      -----------
   Total deferred tax asset                    13,672,000       11,275,000
   State valuation allowance                     (540,000)        (600,000)
                                              -----------      -----------
   Deferred tax asset,
     net of valuation allowance               $13,132,000      $10,675,000
                                              ===========      ===========

Long-term deferred tax liability:
  Property, plant and equipment               $ 1,446,000      $ 2,009,000
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

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2002

Note G - Inventories - continued
scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, the total amount would have increased by approximately $5,366,000 at both September 30, 2002 and December 31, 2001.

NOTE H - OTHER INCOME Other income consists of:
                         Three Months Ended               Nine Months Ended
                            September 30                     September 30
                            2002        2001            2002        2001
                       -----------   -----------      -----------  -----------
Finance charges on time
   payment accounts    $ 8,443,430   $ 9,325,889      $26,335,200  $28,650,546
Commissions earned         554,575       705,235        1,532,745    2,615,083
  Other items            1,096,529       407,441        2,176,740    1,598,621
                       -----------   -----------      -----------  -----------
                       $10,094,534   $10,438,565      $30,044,685  $32,864,250
                       ===========   ===========      ===========  ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.

NOTE I - FINANCING ARRANGEMENTS
On December 20, 2001, the Company entered into a Credit Agreement with PNC Bank, National Association, as agent, and certain other banks. The Agreement puts in place a syndicated revolving credit facility of up to $30 million, secured by inventory and certain other assets of the Company and its subsidiaries. At the present time, $28 million of the $30 million is available to the Company, with the balance obtainable upon meeting certain provisions. The interest rate is, at the Company's option, based on a base rate option (greater of Prime or Fed Funds Rate plus .5%), swing loan rate option (as quoted by PNC Bank), or Euro-rate option (Euro-rate plus 1.5%) as defined in the Credit Agreement. The Company is required to meet certain covenants that specifically relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. As of September 30, 2002, the Company was in compliance with all the Credit Agreement's covenants. At September 30, 2002, the Company had no borrowings (loans) outstanding and had letters of credit totaling $9.7 million outstanding, which reduces the amount of borrowings available, under the Credit Agreement. At December 31, 2001, nothing was outstanding under the Credit Agreement.

Also, on December 20, 2001, the Company completed a securitization of up to $100 million in accounts receivable with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company sold all right, title and interest in and to certain of its accounts receivables to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate bankruptcy remote special purpose entity that entered into a Receivable Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivable Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Services of Financial Assets and Extinguishment of Liabilities. At the present time, $50 million of the $100 million is available to the Company, with the balance obtainable upon meeting certain provisions. The interest rate approximates 1-month LIBOR plus the appropriate spread (55 basis points at September 30, 2002) as defined in the Receivables Purchase Agreement. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. As of September 30, 2002, the Company was in compliance with all the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                    -11-

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2002

NOTE I - FINANCING ARRANGEMENTS - Continued requirements of the Receivables Purchase Agreement. At both September 30, 2002 and December 31, 2001, the Company had $15 million outstanding, the minimum amount required to be outstanding, under the Receivables Purchase Agreement, all of which was classified as short-term. Both the revolving credit facility and the securitization have three-year terms expiring December 20, 2004. The two new agreements replaced a $55,000,000 Revolving Credit Facility that was to expire on December 31, 2001. The $55,000,000 Revolving Credit Facility was an extension, and reduction, of the $95,000,000 Revolving Credit Facility that expired on November 13, 2001. At September 30, 2001, the Company had $35 million outstanding under the $95,000,000 Revolving Credit Facility, all of which was classified as short-term.

Additionally, the Company had available a $25 million line for letters of credit. As of December 20, 2001, no new letters of credit could be issued under the $25 million line and the line expired in the third quarter of 2002. Outstanding letters of credit amounted to approximately $10,000,000 at December 31, 2001 and related primarily to inventory purchases. Letters of credit issued after December 20, 2001 are being issued under the Credit Agreement dated December 20, 2001. As previously stated, no letters of credit were issued under the Credit Agreement as of December 31, 2001 and $9.7 million of letters of credit were outstanding under the Credit Agreement as of September 30, 2002.

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

NOTE K - VOLUNTARY SEPARATION PROGRAM
In the first quarter of 2001, the Company accrued and charged to expense $2.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The one-time $2.5 million charge represents severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of September 30, 2002, approximately $1.33 million of the $2.5 million has been paid.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                   -12-

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2002

NOTE L - OMNIBUS STOCK PLAN - Continued certain employees on April 15, 2002. Non-qualified stock options totaling 90,519 options were awarded to the executive officers on April 16, 2001. Restricted stocks awards totaling 11,611 shares of treasury stock and 51,500 shares of treasury stock were issued to certain employees on May 1, 2002 and July 26, 2002, respectively. In 2002, compensation resulting from the restricted stock awards is being deferred and will be amortized, starting in this third quarter, over the vesting periods which approximate seven years. All dividends associated with the shares of stock held by the Company according to the provisions of the restricted stock awards, are being charged to compensation in the financial statements.

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
CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2002

Results of Operations

Comparison of Third Quarter 2002 and Third Quarter 2001

Net income for the third quarter ended September 30, 2002 increased to $279,386, or $.03 per share, compared to a net loss of $3,314,313, or $.42 per share, for the third quarter ended September 30, 2001. Results for the third quarter of 2002 reflect decreases in operating costs and cost of goods sold. Operating costs, which include advertising, general and administrative and interest expenses, decreased 4.9% in the third quarter of 2002 as compared to the third quarter of 2001. Cost of goods sold as a percentage of net sales decreased to 49.3% for the third quarter of 2002 from 54.1% for the third quarter of 2001.

Net sales for the third quarter of 2002 were 4.2% lower than net sales for the third quarter of 2001. Actual response rates in the third quarter of 2002 were higher than in the third quarter of 2001 and were higher than expected levels for the third quarter of 2002. Gross sales revenue generated per advertising dollar increased approximately 9% in the third quarter of 2002 as compared to the third quarter of 2001. The provision for returned merchandise as a percentage of gross sales increased slightly in the third quarter of 2002 as compared to the third quarter of 2001. The decrease in sales was attributable to several reasons. Weaker economic conditions and a softer retail market negatively impacted the Company's sales. Additionally, the Company intentionally reduced advertising expenditures and did not mail to less productive and less profitable customers, who are greater credit risks.

Other income decreased 3.3% in the third quarter of 2002 as compared to the third quarter of 2001. Decreased finance charges and commissions were primarily responsible for the lower other income. The lower finance charges resulted from decreased customer accounts receivable and the lower commissions resulted from decreased continuity program activity.

Cost of goods sold as a percentage of net sales decreased to 49.3% in the third quarter of 2002 from 54.1% in the third quarter of 2001. The improvement in cost of goods sold is attributable to lower inventory liquidation costs, the Company's efforts to improve gross margins and stable or declining product costs.

Advertising expense in the third quarter of 2002 decreased 12% from the third quarter of 2001. Reductions in advertising volume and paper costs were primarily responsible for the lower advertising cost in the second quarter of 2002. The Company's cost of paper has fallen more than 20% from the beginning of 2001 up to the current time.

The total number of catalog mailings released in the third quarter of 2002 was 4.5% less than in the third quarter of 2001 (40 million vs. 41.9 million). The total number of prospect catalogs mailed in the third quarter of 2002 increased by 32.1% over the third quarter 2001 (8.5 million vs. 6.4 million). Print advertising for Crossing Pointe is all via catalog and is included in the catalog mailings numbers.

The total number of letter mailings released in the third quarter of 2002 was 54.7% less than in the third quarter of 2001 (10.4 million vs. 23 million). Letter mailings are most productive when targeting the Company's female customers and are currently used only to promote our women's apparel lines.

Total volume of the co-op and media advertising programs increased 11.6% in the third quarter of 2002 as compared to the third quarter of 2001 (98.1 million vs.
87.9 million).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -14-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2002

Results of Operations - Continued

Comparison of Third Quarter 2002 and Third Quarter 2001 -
Continued

The Company launched e-commerce sites for Crossing Pointe www.crossingpointe.com, and the Blair Online Outlet early in the third quarter of 2000. The Blair website, www.blair.com, incorporating the Online Outlet, was launched late third quarter/early fourth quarter of 2000. A redesigned Blair website was introduced in the first quarter of 2001 featuring improved navigation and quicker access to the Company's expanded product offerings. In the third quarter of 2002, the Company has generated $12.2 million in e-commerce sales demand as compared to $8.4 million in the third quarter of 2001.

General and administrative expense increased 4.7% in the third quarter of 2002 as compared to the third quarter of 2001. Increased employee costs, primarily benefits determined by corporate income and insurance related benefits, were responsible for the higher general and administrative expense in the third quarter of 2002.

The provision for doubtful accounts as a percentage of credit sales increased 13.6% in the third quarter of 2002 as compared to the third quarter of 2001. The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). The estimated bad debt rate, excluding Crossing Pointe credit sales, used in the third quarter of 2002 was 44 basis points higher than in the third quarter of 2001. The third quarter of 2001 included prior period adjustments, which lowered its estimated bad debt rate by 132 basis points. There were no adjustments in the third quarter of 2002. The estimated bad debt rate applied to Crossing Pointe credit sales was approximately the same in the third quarters of 2002 and 2001. At September 30, 2002 the delinquency rate of open accounts receivable, excluding Crossing Pointe, was approximately 2% higher than at September 30, 2001. The delinquency rate for Crossing Pointe was approximately 30% higher. Crossing Pointe is more weighted to prospects and sales nearly doubled in the third quarter comparison. The charge-off rate for the first nine months of 2002 was approximately the same as the charge-off rate for the first nine months of 2001. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The allowance for doubtful accounts as a percentage of delinquent accounts was approximately 7% lower at September 30, 2002 as compared to September 30, 2001. However, the 2001 allowance as a percentage of delinquent accounts decreased by approximately 13% in the fourth quarter of 2001. At this time, the Company feels that the allowance for doubtful accounts is sufficient to cover the charge-offs from the current customer accounts receivable portfolio. Also, credit granting, collection and behavior models continue to be updated and improved, and, along with expanding database capabilities, provide valuable credit-marketing opportunities.

Interest expense decreased 74% in the third quarter of 2002 as compared to the third quarter of 2001. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable, inventories and growth initiatives. At September 30, 2002, inventories were 37.2% lower and gross customer accounts receivable were 7.6% lower as compared to September 30, 2001. As a result, average borrowings have been much lower in the third quarter of 2002 than in the third quarter of 2001. Also, interest rates have been substantially lower throughout 2002.

Income taxes as a percentage of income before income taxes were 32.7% in the third quarter of 2002 and 37.5% in the third quarter of 2001. The federal income tax rate was 35% in both years. The difference in the total income tax rate was caused by a change in the Company's effective state income tax rate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -15-
CONDITION AND RESULTS OF OPERATIONS -
Continued

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2002

Results of Operations - Continued

Comparison of Nine Month Periods Ended September 30, 2002 and
September 30,2001

Net income for the nine months ended September 30, 2002 increased to $12,913,195, or $1.61 per share, as compared to $1,933,007, or $.24 per share, for the nine months ended September 30, 2001. Results for the first nine months of 2002 reflect decreases in operating costs, cost of goods sold and the provision for doubtful accounts. Operating costs, which include advertising, general and administrative and interest expenses, decreased 10.2% in the first nine months of 2002 as compared to the first nine months of 2001. Cost of goods sold as a percentage of net sales decreased to 47.8% for the first nine months of 2002 from 49.9% for the first nine months of 2001. The provision for the doubtful accounts decreased 11.6% in the first nine months of 2002 as compared to the first nine months of 2001. The first nine months of 2001 included $4 million of interest income resulting from a favorable Internal Revenue tax settlement. The one-time gain in interest income increased net income for the first nine months of 2001 by $2.6 million, $.32 per share. In addition, the first nine months of 2001 also included a $2.5 million charge attributable to the Company's voluntary separation program. The one-time charge decreased net income for the first nine months of 2001 by $1.5 million, $.18 per share.

Net sales for the first nine months of 2002 were 4.7% lower than net sales for the first nine months of 2001. Actual response rates in the first nine months of 2002 were higher than in the first nine months of 2001 and were higher than expected levels for the first nine months of 2002. Gross sales revenue generated per advertising dollar increased approximately 14% in the first nine months of 2002 as compared to the first nine months of 2001. The provision for returned merchandise as a percentage of gross sales decreased slightly in the first nine months of 2002 as compared to the first nine months of 2001. The decrease in sales was attributable to several reasons. Weaker economic conditions and a softer retail market negatively impacted the Company's sales. Additionally, the Company intentionally reduced advertising expenditures and did not mail to less productive and less profitable customers, who are greater credit risks.

Other income decreased 8.6% in the first nine months of 2002 as compared to the first nine months of 2001. Decreased finance charges and commissions were primarily responsible for the lower other income. The lower finance charges resulted from decreased customer accounts receivable and the lower commissions resulted from decreased continuity program activity.

In June 2001, the Company received a one-time $4 million interest payment resulting from a favorable Internal Revenue tax settlement. The Company also recovered approximately $9 million in federal tax refunds from the settlement.

Cost of goods sold as a percentage of net sales decreased to 47.8% for the first nine months of 2002 from 49.9% for the first nine months of 2001. The improvement in cost of goods sold is attributable to stable or declining product costs, the Company's efforts to improve gross margins, the lower rate of merchandise returned and more effective inventory management resulting in lower inventory liquidation costs.

Advertising expense in the first nine months of 2002 decreased 16.8%. Reductions in advertising volume and paper costs were primarily responsible for the lower advertising cost in the first nine months of 2002. The Company's cost of paper has fallen more than 20% from the beginning of 2001 up to the current time.

The total number of catalog mailings released in the first nine months of 2002 was 7.6% less than in the first nine months of 2001 (125.4 million vs. 135.8 million).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -16-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2002

Results of Operations - Continued

Comparison of Nine Month Periods Ended September 30, 2002 and
September 30,2001 - continued

The total number of letter mailings released in the first nine months of 2002 was 40% less than in the first nine months of 2001 (43 million vs. 71.5 million).

Total volume of the co-op and media advertising programs decreased 33.5% in the first nine months of 2002 as compared to the first nine months of 2001 (555 million vs. 835 million).

The Company launched e-commerce sites for Crossing Pointe, www.crossingpointe.com, and the Blair Online Outlet early in the third quarter of 2000. The Blair website, www.blair.com, incorporating the Online Outlet, was launched late third quarter/early fourth quarter of 2000. A redesigned Blair website was introduced in the first quarter of 2001 featuring improved navigation and quicker access to the Company's expanded product offerings. In the first nine months of 2002, the Company has generated $39.6 million in e-commerce sales demand as compared to $22 million in the first nine months of 2001. In all of 2001, the Company generated $35 million in e-commerce orders.

General and administrative expense decreased slightly by 0.1% in the first nine months of 2002 as compared to the first nine months of 2001. General and administrative expense in the first nine months of 2001 was affected by the one-time $2.5 million charge for the Company's voluntary separation program in the first quarter of 2001. The $2.5 million charge represents the cost of the severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the former Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of September 30, 2002, $1.33 million of the $2.5 million charge has been paid.

The provision for doubtful accounts as a percentage of credit sales decreased 6.4% in the first nine months of 2002 as compared to the first nine months of 2001. The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). The estimated bad debt rate, excluding Crossing Pointe credit sales, used in the first nine months of 2002 was 80 basis points lower than in the first nine months of 2001. The estimated bad debt rate applied to Crossing Pointe credit sales was approximately 600 basis points lower in the first nine months of 2002 as compared to the first nine months of 2001. At September 30, 2002, the delinquency rate of open accounts receivable, excluding Crossing Pointe, was approximately 2% higher than at September 30, 2001. The delinquency rate for Crossing Pointe was approximately 30% higher. Crossing Pointe is more weighted to prospects and sales increased more than 150% in the first nine months of 2002 as compared to the first nine months of 2001. The charge-off rate for the first nine months of 2002 was approximately the same as the charge-off rate for the first nine months of 2001. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The allowance for doubtful accounts as a percentage of delinquent accounts was approximately 7% lower at September 30, 2002 as compared to September 30, 2001. However, the 2001 allowance as a percentage of delinquent accounts decreased by approximately 13% in the fourth quarter of 2001. At this time, the Company feels that the allowance for doubtful accounts is sufficient to cover the charge-offs from the current customer accounts receivable portfolio. Also, credit granting, collection and

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -17-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2002

Results of Operations - Continued

Comparison of Nine Month Periods Ended September 30, 2002 and
September 30,2001 - continued

behavior models continue to be updated and improved, and, along with expanding database capabilities, provide valuable credit-marketing opportunities.

Interest expense decreased 81% in the first nine months of 2002 as compared to the first nine months of 2001. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable, inventories and growth initiatives. At September 30, 2002, inventories were 37.2% lower and gross customer accounts receivable were 7.6% lower as compared to September 30, 2001. As a result, average borrowings have been much lower in the first nine months of 2002 than in the first nine months of 2001. Also, interest rates have been substantially lower throughout 2002.

Income taxes as a percentage of income before income taxes were 35.6% in the first nine months of 2002 and 35.9% in the first nine months of 2001. The federal income tax rate was 35% in both years. The difference in the total income tax rate was caused by a change in the Company's effective state income tax rate.

Liquidity and Sources of Capital

All working capital and cash requirements for the first nine months of 2002 were met. Short-term funding was provided by operating activities, a revolving line of credit and a securitization of receivables.

On December 20, 2001, the Company entered into a Credit Agreement with PNC Bank, National Association, as agent, and certain other banks. The Agreement puts in place a syndicated revolving credit facility of up to $30 million, secured by inventory and certain other assets of the Company and its subsidiaries. At the present time, $28 million of the $30 million is available to the Company, with the balance obtainable upon meeting certain provisions. The interest rate is, at the Company's option, based on a base rate option (greater of Prime or Fed Funds Rate plus .5%), swing loan rate option (as quoted by PNC Bank), or Euro-rate option (Euro-rate plus 1.5%) as defined in the Credit Agreement. The Company is required to meet certain covenants that specifically relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. As of September 30, 2002, the Company was in compliance with all the Credit Agreement's covenants. At September 30, 2002, the Company had no borrowings (loans) outstanding and had letters of credit totaling $9.7 million outstanding, which reduces the amount of borrowings available, under the Credit Agreement. At December 31, 2001, nothing was outstanding under the Credit Agreement.

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
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2002

Liquidity and Sources of Capital - Continued

time, $50 million of the $100 million is available to the Company, with the balance obtainable upon meeting certain provisions. The interest rate approximates 1-month LIBOR plus the appropriate spread (55 basis points at September 30, 2002) as defined in the Receivables Purchase Agreement. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. As of September 30, 2002, the Company was in compliance with all the requirements of the Receivables Purchase Agreement. At both September 30, 2002 and December 31, 2001, the Company had $15 million outstanding, the minimum amount required to be outstanding, under the Receivables Purchase Agreement, all of which was classified as short-term.

Both the revolving credit facility and the securitization have three-year terms expiring December 20, 2004. The two new agreements replaced a $55,000,000 Revolving Credit Facility that was to expire on December 31, 2001. The $55,000,000 Revolving Credit Facility was an extension, and reduction, of the $95,000,000 Revolving Credit Facility that expired on November 13, 2001. At September 30, 2001 the Company had $35 million outstanding under the $95,000,000 Revolving Credit Facility, all of which was classified as short-term.

Additionally, the Company had available a $25 million line for letters of credit. As of December 20, 2001, no new letters of credit could be issued under the $25 million line and the line expired in the third quarter of 2002. Outstanding letters of credit amounted to $10,000,000 at December 31, 2001 and related primarily to inventory purchases. Letters of credit issued after December 20, 2001 are being issued under the Credit Agreement dated December 20, 2001. As previously stated, no letters of credit were issued under the Credit Agreement as of December 31, 2001 and $9.7 million of letters of credit were outstanding under the Credit Agreement as of September 30, 2002.

The ratio of current assets to current liabilities was 3.39 at September 30, 2002, 3.41 at December 31, 2001 and 2.73 at September 30, 2001. Working capital increased $6,261,720 in the first nine months of 2002 primarily due to the net income. The 2002 increase was primarily reflected in increased cash and cash equivalents more than offsetting decreased inventories and customer accounts receivable.

Merchandise inventory turnover was 3.1 at September 30, 2002, 2.4 at December 31, 2001 and 2.4 at September 30, 2001. Merchandise inventory as of September 30, 2002 was 23.3% lower than at December 31, 2001 and 38.8% lower than at September 30, 2001. Merchandise inventory levels have been generally higher from September 30, 2000 through September 30, 2001 due to lower than expected response rates since mid-2000 and the introduction of new catalogs in late 2000 and early 2001. Inventory liquidation efforts, including sales mailings, were increased in the second, third and forth quarters of 2001 and resulted in lower merchandise inventory levels at December 31, 2001 and in 2002. The merchandise inventory levels are net of the Company's reserve for inventory obsolescence. The reserve totaled $5.1 million at September 30, 2002, $4.2 million at December 31, 2001 and $4.4 million at September 30, 2001. Inventory write-offs and write-downs (reductions to below cost) charged against the reserve for obsolescence were $4.5 million in the first nine months of 2002 and $9.3 million in the first nine months of 2001. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold, based on the levels of merchandise inventory and merchandise purchases.

An operating segment is identified as a component of an enterprise for which separate financial information is available for evaluation by the chief decision- maker, or decision-making group, in deciding on how to allocate resources and

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -19-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2002

Liquidity and Sources of Capital - Continued

assess performance. The Company operates as one business segment consisting of four product lines. The fourth product line, Crossing Pointe, was added in the third quarter of 2000 and is expected to become a significant revenue source over the next few years. Home net sales as a percentage of total net sales were 10.6% ($42.5 million) in the first nine months of 2002 as compared to 12.8% ($53.6 million) in the first nine months of 2001. Menswear net sales as a percentage of total net sales were 17.5% ($70.1 million) in the first nine months of 2002 as compared to 18.3% ($77.0 million) in the first nine months of 2001. Womenswear net sales as a percentage of total net sales were 66.0% ($264.3 million) in the first nine months of 2002 as compared to 66.2% ($278.2 million) in the first nine months of 2001. Crossing Pointe net sales as a percentage of total net sales were 5.9% ($23.7 million) in the first nine months of 2002 as compared to 2.7% ($11.3 million) in the first nine months of 2001. Home merchandise inventory totaled $4.8 million at September 30, 2002, $4.0 million at December 31, 2001 and $7.9 million at September 30, 2001. Menswear merchandise inventory was $10.8 million at September 30, 2002, $13.1 million at December 31, 2001 and $21.6 million at September 30, 2001. Womenswear merchandise inventory was $33.2 million at September 30, 2002, $51.9 million at December 31, 2001 and $57.9 million at September 30, 2001. Crossing Pointe merchandise inventory was $7.4 million at September 30, 2002, $4.2 million at December 31, 2001 and $4.4 million at September 30, 2001.

The Company looks upon its credit granting (Blair Credit) as a marketing advantage. In the early 1990's, the Company started extending revolving credit to first-time (prospect) buyers. Blair Credit was offered only to established customers prior to that time. Prospects responded. This led to a broad offering of pre-approved lines of credit to prospects in 1995 and 1996. Sales, accounts receivable and bad debts expectedly increased. However, as the receivables aged, bad debts greatly exceeded expected levels. The Company recognized that it didn't have all the necessary credit controls in place and put a hold (second quarter 1996) on pre-approved credit offers and reviewed and strengthened (mid-1996 and on) credit controls. Blair Credit customers, on average, buy more, buy more often and are more loyal than cash and credit card customers. The benefit from the increased sales volume achieved by offering Blair Credit is significant and more than outweighs the cost of the credit program. The cost and/or contribution of the credit program itself can be quickly assessed by comparing finance charges (included in other income) to the provision for doubtful accounts. For the first nine months of 2002, finance charges were $26.3 million and the provision for doubtful accounts was $21.2 million (net of $5.1 million). For the first nine months of 2001, finance charges were $28.7 million and the provision for doubtful accounts was $24.0 million (net of $4.6 million). The assessments do not take into consideration the administrative cost of the credit program (included in general and administrative expense), the cost of money and the impact on sales. The Company's gross credit sales decreased 5.5% in the first nine months of 2002 as compared to the first nine months of 2001.

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $9.0 million during the first nine months of 2002 and $5.7 million during the first nine months of 2001. Capital expenditures had been projected to be $15 million plus for each of the years 2001 and 2002 and nearly $10 million for 2003. However, capital expenditures for 2001 were delayed due to economic conditions. This included slowing the implementation of the previously announced modernization and enhancement of the Company's fulfillment operations. Capital expenditures are projected to be approximately $41 million in total for the years 2002, 2003, and 2004. Approximately $21 million of the $41 million is attributable to the

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -20-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2002

Liquidity and Sources of Capital - Continued

fulfillment project. Most of the $9.0 million in capital expenditures in 2002 is attributable to the fulfillment project.

The Company has contractual obligations consisting of capital leases for data processing and telephone equipment, and operating leases for buildings and data processing, office and telephone equipment.
                             Payments Due by Period
Contractual
Obligations         Total      2002      2003-2004      2005-2006   Thereafter
-----------         -----      ----      ---------      ---------   ----------
Capital lease
  Obligations $   908,745    $83,599      $725,315        $ 99,831  $      -0-
Operating
  leases       13,494,004    734,094     4,771,285       3,017,209   4,971,416
              -----------   --------    ----------      ----------  ----------
Total         $14,402,749   $817,693    $5,496,600      $3,117,040  $4,971,416
              ===========   ========    ==========      ==========  ==========

The Company has other commercial commitments consisting of a revolving credit facility of up to $30 million and a securitization of up to $100 million in accounts receivable.
                            Amount of Commitment
                           Expiration Per Period
Other                  Total
Commercial            Amounts     Less than      1 - 3       4 - 5     After 5
Commitments          Committed      1 year       years       years      Years
-----------------   -----------   ---------      -----       -----     -------
Line of Credit-
  Revolving         $28,000,000      -0-      $28,000,000     -0-        -0-
Line of Credit-
  Securitization     50,000,000      -0-       50,000,000     -0-        -0-
                    -----------      ---      -----------     ---        ---
Total               $78,000,000      -0-      $78,000,000     -0-        -0-
                    ===========      ===      ===========     ===        ===

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

The Company recently declared a quarterly dividend of $.15 per share payable on December 15, 2002. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an ongoing basis. See "Future Considerations".

The Company has, from the fourth quarter of 1996 through the year 2000, repurchased a total of 1,620,940 shares of its Common Stock - 864,720 shares purchased on the open market and 756,220 shares from the Estate of John L. Blair. In 2000, the Company purchased 268,704 shares on the open market. No shares were repurchased in 2001 or in the first nine months of 2002.

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

September 30, 2002

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

The allowance for doubtful accounts and related items, provision for doubtful accounts and Blair Credit, are discussed in "Results of Operations", "Liquidity and Sources of Capital" and "Future Considerations".

The allowance for returns is a deduction from customer accounts receivable. A monthly provision for anticipated returns is recorded as a percentage of gross sales, based upon historical experience. The provision is charged against gross sales to arrive at net sales, and actual returns are charged against the allowance for returns. Returns are generally more predictable as they settle within two-to- three months but are impacted by season, new products and/or product lines, type of sale (cash, credit card, Blair Credit) and sales mix (prospect/customer). The Company feels that the allowance for returns is sufficient to cover the returns that will occur after September 30, 2002 from sales prior to October 1, 2002.

The reserve for inventory obsolescence and related items, inventory levels and write-downs, are discussed in "Liquidity and Sources of Capital" and "Future Considerations". The Company feels that the reserve for inventory obsolescence is sufficient to cover the write-offs and write-downs that will occur after September 30, 2002 on merchandise in inventory as of September 30, 2002.

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

The Company principally uses the LIFO method of accounting for its merchandise inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces distortion in reported income due to increasing costs. However, the Company has been experiencing decreasing merchandise costs and the LIFO reserve has fallen to $5,366,000 at September 30, 2002 from $6,717,000 at December 31, 2000.

Property, plant and equipment are continuously being expanded and updated. Major projects are discussed under "Liquidity and Sources of Capital". Assets acquired in prior years will be replaced at higher costs but this will take place over many years. New assets, when acquired, will result in higher depreciation charges, but in many cases, due to technological improvements, savings in

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -22-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2002

Impact of Inflation and Changing Prices - continued

operating costs should result. The charges to operations for depreciation represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being used.

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

The Company has a working arrangement with accomplished actress, artist, author and mother, Jane Seymour, to launch the "Jane Seymour Signature Collection" of women's apparel. The Jane Seymour inspired fashions will be sold exclusively through the Company's Crossing Pointe catalog and website www.crossingpointe.com. The first "Jane Seymour Signature Collection" fashions previewed in early January 2002 on the Crossing Pointe website and debuted in the Crossing Pointe Spring 2002 Catalog mailed at the end of January 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -23-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2002

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements are included in, but not limited to, the following sections of the report:

      - The paragraph on the provision for doubtful accounts in the Results of Operations, Comparison of Third Quarter 2002 and Third Quarter 2001.
      - The paragraph on the provision for doubtful accounts in the Results of Operations, Comparison of Nine Month Periods Ended September 30, 2002 and September 30, 2001.
      -  Liquidity and Sources of Capital.
      -  Critical Accounting Policies.
      -  The Impact of Inflation and Changing Prices.
      -  Future Considerations.

Investors are cautioned that such forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including without limitation the following:
(i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth, accounts receivable and inventory;(iii) external factors such as, but not limited to, changes in consumer response rates, changes in consumer credit trends, success of new business lines and increases in postal, paper and printing costs; and (iv) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.


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


ITEM 4.  CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective in connection with the Company's filing of this quarterly report on Form 10-Q for the period ended September 30, 2002.

There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PART II.  OTHER INFORMATION                                               -24-

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2002

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      Not Applicable.

Item 5.  Other Information
         -----------------
      Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits
         --------
           3.1   Restated Certificate of Incorporation(1)
           3.2   Amended Bylaws of Blair Corporation(2)
           4     Specimen Common Stock Certificate(3)
           10.1  Stock Accumulation and Deferred Compensation Plan for
                   Directors(4)
           10.2  Blair Corporation 2000 Omnibus Stock Plan(5)
           10.3  Blair CreditAgreement(6)
           11    Statement regarding computation of per share earnings(7)
           99.1  CEO Certification - attached
           99.2  CFO Certification - attached

    (b)  Reports on Form 8-K
         -------------------
           No reports on Form 8-K were filed during the quarter ended September 30, 2002


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

                                                                            -25-
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              BLAIR CORPORATION
                                                (Registrant)



Date   November 12, 2002          By          KENT R. SIVILLO
------------------------               ----------------------------
                                              KENT R. SIVILLO
                                          Vice President-Finance
                                        (Chief Accounting Officer)





                                       By    BRYAN J.FLANAGAN
                                           --------------------
                                            BRYAN J. FLANAGAN
                                         Senior Vice President and
                                          Chief Financial Officer

                                                                          -26-
                                 CERTIFICATIONS

I, John E. Zawacki, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Blair Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


                               John E. Zawacki
                               -----------------------
                               John E. Zawacki
                               Chief Executive Officer

                                                                          -27-
I, Bryan J. Flanagan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Blair Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


                                    Bryan J. Flanagan
                                    ------------------------
                                    Bryan J. Flanagan
                                    Chief Financial Officer

                                                                    Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Zawacki, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




   November 12, 2002                    John E. Zawacki
   -----------------                ------------------------
                                        John E. Zawacki
                                        President and
                                    Chief Executive Officer

                                                                    Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan J. Flanagan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



      November 12, 2002                       Bryan J. Flanagan
      -----------------                     -----------------------
                                              Bryan J. Flanagan
                                          Senior Vice President and
                                           Chief Financial Officer