Form 10-K
period 2002-12-31
BLAIR CORP
filed 2003-03-14
CIK 71525

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002         Commission file number 1-878

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |

      The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 28, 2002 was approximately $185,070,379. The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 21, 2003 was $166,114,699. There were 8,042,080 shares of common stock outstanding as of February 21, 2003, which amount represents the figure reported outstanding by the Company's transfer agent as of the record date.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2002 (the "Annual Report") are incorporated by reference into Part II and Part IV of this Form 10-K. Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

      (a) GENERAL.

      Blair Corporation (the "Company") was founded in 1910 by John L. Blair, Sr., and was incorporated in 1924 under the laws of the State of Delaware. The Company's business consists of the sale of fashion apparel for men and women, plus a wide range of home products. Although the Company's revenues are generated primarily through direct mail merchandising, the Company has transitioned into a multi-channel direct marketer, as an increasing amount of total revenue, approximately 9% in 2002, is being generated through its e-commerce website which was launched in 2000. The Company operates three retail stores, two in Pennsylvania and one in Delaware, and two outlet stores in Pennsylvania. The Company employs approximately 2,700 people. None of the Company's employees are subject to collective bargaining agreements.

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

      The Company markets its products mainly by direct mail. Catalogs and letters containing color folders, depict the current styles of womenswear (such as coordinates, dresses, tops, pants, skirts, lingerie, sportswear, suits, jackets, outerwear and shoes), menswear (such as suits, shirts, outerwear, active wear, slacks, shoes, and accessories), and home products (such as bedspread ensembles, draperies, furniture covers, area rugs, bath accessories, kitchenware, gifts, collectibles and personal care items) and are mailed directly to existing and prospective customers. Sales of the menswear and womenswear products, including the Crossing Pointe product line which was introduced in 2000, accounted for approximately 90% of the Company's total sales in 2002, and sales of home products accounted for the remaining 10% (approximately). Media and co-op prospect advertising programs continue to be used as components of the Company's customer acquisition strategy. The Company continued to expand its Internet presence in 2002 generating nearly $58 million in sales demand, approximately 9% of the Company's total gross sales, as compared to approximately $35 million in sales demand in 2001. The Company launched its own e-commerce website (www.blair.com) in the fall of 2000, redesigned the site at the beginning of 2001 and has continued to expand its affiliate partnerships to extend the reach of the website. The Company's website is also becoming an effective way to help liquidate excess inventory.

      Both catalog mailings and letter mailings are mailed from commercial printers engaged by the Company. Prior to the second quarter of 2001, letter mailings originated from the Company's former Mailing Center in nearby Irvine, Pennsylvania. In the second quarter of 2001, the mailing operations were outsourced and in the third quarter of 2001, the merchandise returns operations that were located in the former Mailing Center were relocated to the Company's new Returns Center in Erie, Pennsylvania. Orders for merchandise are processed at the Company's corporate offices in Warren, Pennsylvania (telephone orders via the call centers) and orders are filled and mailed from the Company's Distribution Center in Irvine, Pennsylvania. The Distribution Center is being expanded to include the former Mailing Center, and enhanced to improve customer service levels and to support the Company's growth plans. The Company serves customers throughout the fifty states.

      The Company's outlet stores, along with the website, enable it to more efficiently promote and liquidate discontinued, overstocked and returned merchandise. The Delaware retail store is the only Company retail facility located outside of the Company's home state of Pennsylvania.

      The Company considers its merchandise to be low/medium-priced and competes for sales with other direct marketers, retail department stores, specialty shops, discount store chains and e-commerce and multi-channel marketers. The Company competes based on its sales expertise - its unique combination of product, quality, price, credit, guarantee and service.

      During 2002, the Company continued to broaden its customer information database systems. The marketing and credit departments are continually updated in order to enhance the Company's ability to market to both customers and prospects.

      In October 2001, the Company announced a partnership with accomplished actress, artist, author and mother, Jane Seymour, to launch the "Jane Seymour Signature Collection" of women's apparel. The Jane Seymour inspired fashions are being sold exclusively through the Company's Crossing Pointe catalog and website (www.crossingpointe.com). The first "Jane Seymour Signature Collection" fashions previewed in early January 2002 on the Crossing Pointe website and debuted in the Crossing Pointe Spring 2002 catalog mailed at the end of January 2002.

      (d) FOREIGN OPERATIONS AND EXPORT SALES.

      The Company does not derive any revenue from sales of merchandise outside of the United States.

      The Company's International Trade Offices, the Company's only foreign operations, directly source more than 30% of the Company's merchandise from foreign suppliers. All activity is intercompany and the foreign offices have insignificant amounts of cash and fixed assets.

      (e) AVAILABLE INFORMATION.

      The Company makes available free of charge copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments made to these reports pursuant to Section 13(a) and 15(d) of the Exchange Act, on its website at www.blair.com. Such reports are posted as soon as reasonably practicable after being filed with the SEC.

ITEM 2. PROPERTIES

      The Company owns the following properties:

      1.    Blair Headquarters (220 Hickory Street, Warren, Pennsylvania).

      2.    Blair Distribution Center South (Route 62, Irvine, Pennsylvania).

      3. Blair Distribution Center North (former Mailing Center) (Route 62, Irvine, Pennsylvania).

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

      6.    Bell Warehouse Building (Liberty Street, Warren, Pennsylvania).

      7.    Starbrick Warehouse Building (Route 62, Starbrick, Pennsylvania).

      The Company leases the following properties:

      1.    Blair Retail Store (Wilmington, Delaware).

      2.    Telephone Call Center (Erie, Pennsylvania).

      3.    Telephone Call Center (Franklin, Pennsylvania).

      4.    Blair Retail Store (Grove City, Pennsylvania).

      5.    Blair Returns Center (Erie, Pennsylvania).

      6.    International Trade Offices (Hong Kong, Taiwan, Singapore and
            India).

      In addition, three of the Company's wholly-owned subsidiaries lease office space in the Wilmington, Delaware area, which they use as their principal offices.

      Management believes that these properties are capable of meeting the Company's anticipated needs for the near future once the previously announced modernization and expansion of the Company's merchandise fulfillment capabilities are completed, which is projected to be by mid-year 2003. However, the Company's marketing strategy and potential sales growth may require expansion of the Company's customer service and call center capabilities.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      The information required by this item is incorporated by reference to page 14 of the Company's 2002 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

      The information required by this item is incorporated by reference to page 14 of the Company's 2002 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is incorporated by reference to pages 15 through 19 of the Company's 2002 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to market interest rate risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company utilizes variable-rate debt to manage its exposure to changes in interest rates. The Company does not expect changes in interest rates to have a material adverse effect on its income or cash flow in 2003. A change of one percent in the interest rate would cause a change in interest expense, based on the Company's current level of debt, for the year 2003 of approximately $150,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is incorporated by reference to pages 7 through 13 of the Company's 2002 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Information regarding directors and executive officers of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2003 (the "2003 Proxy Statement") is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information appearing under the caption "Executive Compensation" in the 2003 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information setting forth the security ownership of certain beneficial owners and management appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 2003 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not applicable.

ITEM 14. CONTROLS AND PROCEDURES

      As of a date within 90 days of the filing date of this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) each of the chief executive officer and the chief financial officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

      There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES.

      (1) Financial Statements. The Company's consolidated financial statements to be included in Part II, Item 8 are incorporated herein by reference to the Company's 2002 Annual Report to Stockholders, a copy of which accompanies this report on Form 10-K.

      (2) Financial Statement Schedules. SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS is being filed as part of this report on Form 10-K, and should be read in conjunction with the consolidated financial statements of the Company described in Item 15(a)(1) above.

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

                        3.2   Bylaws of the Company(2)

                        4 Form of Specimen Common Stock Certificate of Blair Corporation(3)

                        10.1 Stock Accumulation and Deferred Compensation Plan for Directors(4)

                        10.2  Blair Corporation 2000 Omnibus Stock Plan(5)

                        10.3  Blair Credit Agreement(6)

                        11 Computation of Earnings per Share (incorporated by reference to page 13 of the 2002 Annual Report to Stockholders)

                        13    2002 Annual Report to Stockholders

                        21    Subsidiaries of Blair Corporation

                        23    Consent of Independent Auditors

                        99.1 CEO Certification pursuant to Section 906 of Sarbanes-Oxley Act

                        99.2 CFO Certification pursuant to Section 906 of Sarbanes-Oxley Act

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

(4) Incorporated herein by reference to Exhibit A to the Company's Proxy Statement filed with the SEC on March 20, 1998 (SEC File No. 1-878).

(5) Incorporated herein by reference to Appendix A to the Company's Proxy Statement filed with the SEC on March 14, 2003 (SEC File No. 1-878).

(6) Incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K filed with the SEC on January 9, 2002 (SEC File No. 1-878).

      (b) REPORTS ON FORM 8-K.

      The registrant has filed no Forms 8-K during the quarter ended December 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BLAIR CORPORATION (Registrant)


      Date: March 14, 2003              By: /s/ BRYAN J. FLANAGAN
                                            ------------------------------------
                                            Bryan J. Flanagan
                                            Senior Vice President and Chief
                                            Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


          Date: March 14, 2003          By:            /s/ MURRAY K. MCCOMAS
                                            ----------------------------------------------
                                                           Murray K. McComas
                                                  Chairman of the Board of Directors


          Date: March 14, 2003          By:             /s/ JOHN E. ZAWACKI
                                            ----------------------------------------------
                                                            John E. Zawacki
                                                  President, Chief Executive Officer
                                                             and Director
                                                     (Principal Executive Officer)


          Date: March 14, 2003          By:            /s/BRYAN J. FLANAGAN
                                            ----------------------------------------------
                                                           Bryan J. Flanagan
                                            Senior Vice President, Chief Financial Officer
                                                             and Director
                                                       (Chief Financial Officer)


          Date: March 14, 2003          By:             /s/ STEVEN M. BLAIR
                                            ----------------------------------------------
                                                            Steven M. Blair
                                                       Vice President, Customer
                                                         Services and Director


          Date: March 14, 2003          By:             /s/ DAVID A. BLAIR
                                            ----------------------------------------------
                                                            David A. Blair
                                                        Secretary and Director


          Date: March 14, 2003          By:             /s/ KENT R. SIVILLO
                                            ----------------------------------------------
                                                            Kent R. Sivillo
                                                        Vice President, Finance
                                                              and Director
                                                    (Principal Accounting Officer)


          Date: March 14, 2003          By:            /s/ ROBERT D. CROWLEY
                                            ----------------------------------------------
                                                           Robert D. Crowley
                                               Senior Vice President, Menswear, Home and
                                                          Marketing Services
                                                             and Director


          Date: March 14, 2003          By:           /s/ THOMAS P. MCKEEVER
                                            ----------------------------------------------
                                                          Thomas P. McKeever
                                                 Senior Vice President, Operations and
                                                            Administration
                                                             and Director

                                 CERTIFICATIONS

I, John E. Zawacki, certify that:

1. I have reviewed this annual report on Form 10-K of Blair Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 14, 2003                    /s/ JOHN E. ZAWACKI
                                        ----------------------------------------
                                        John E. Zawacki
                                        President, Chief Executive Officer and
                                        Director
                                        (Principal Executive Officer)

I, Bryan J. Flanagan, certify that:

1. I have reviewed this annual report on Form 10-K of Blair Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 14, 2003                    /s/BRYAN J. FLANAGAN
                                        ----------------------------------------
                                        Bryan J. Flanagan
                                        Senior Vice President, Chief Financial
                                        Officer and Director
                                        (Principal Financial Officer)

                           Annual Report on Form 10-K

                         Item 15(a) (1) and (2), and (d)

         List of Financial Statements and Financial Statement Schedules

                       Blair Corporation and Subsidiaries
                              Warren, Pennsylvania

                          Year ended December 31, 2002

                       Blair Corporation and Subsidiaries

         List of Financial Statements and Financial Statement Schedules

                   Form 10-K -- Item 15(a)(1) and (2), and (d)

      The following consolidated financial statements of Blair Corporation, included in the annual report of the registrant to its stockholders for the year ended December 31, 2002, are incorporated by reference in Item 8:

      --    Consolidated Balance Sheets -- December 31, 2002 and 2001

      -- Consolidated Statements of Income -- Years ended December 31, 2002, 2001 and 2000

      -- Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2002, 2001 and 2000

      -- Consolidated Statements of Cash Flows -- Years ended December 31, 2002, 2001 and 2000

      --    Notes to Consolidated Financial Statements -- December 31, 2002

The following financial statement schedule of Blair Corporation is included in
Item 15(d):

      --    Schedule II -- Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       Blair Corporation and Subsidiaries

                                   Schedule II

                        Valuation and Qualifying Accounts
                                December 31, 2002

                       COLUMN A                         COLUMN B            COLUMN C               COLUMN D              COLUMN E
      -----------------------------------------------------------------------------------------------------------------------------
                                                                           ADDITIONS-
                                                        BALANCE AT         CHARGED TO                                    BALANCE
                                                        BEGINNING           COSTS AND             DEDUCTIONS-             AT END
      Description                                       OF PERIOD           EXPENSES               DESCRIBE              OF PERIOD
                                                       -----------        ------------           ------------           -----------
      Year ended December 31, 2002:
          Allowance deducted from asset account
          (customer accounts  receivable):
                For doubtful accounts                  $39,088,189        $ 29,986,973(A)        $ 28,936,899(B)        $40,138,263
                For estimated loss on returns            6,878,971          85,734,678             85,545,684(C)          7,067,965
                                                       -----------        ------------           ------------           -----------
                Total                                   45,967,160         115,721,651            114,482,583            47,206,228
          Allowance deducted from asset account
          (merchandise inventories)
                For obsolete inventory                   4,150,000           5,562,834              5,712,834(D)          4,000,000
                                                       -----------        ------------           ------------           -----------
      Total                                            $50,117,160        $121,284,485           $120,195,417           $51,206,228
                                                       ===========        ============           ============           ===========

      Year ended December 31, 2001:
          Allowance deducted from asset account
          (customer accounts receivable):
                For doubtful accounts                  $39,771,673        $ 31,333,326(A)        $ 32,016,810(B)        $39,088,189
                For estimated loss on returns            6,993,000          89,930,958             90,044,987(C)          6,878,971
                                                       -----------        ------------           ------------           -----------
                Total                                   46,764,673         121,264,284            122,061,797            45,967,160
          Allowance deducted from asset account
          (merchandise inventories)
                For obsolete inventory                   6,250,000           9,123,081             11,223,081(D)          4,150,000
                                                       -----------        ------------           ------------           -----------
      Total                                            $53,014,673        $130,387,365           $133,284,878           $50,117,160
                                                       ===========        ============           ============           ===========

      Year ended December 31, 2000:
          Allowance deducted from asset account
          (customer accounts receivable):
                For doubtful accounts                  $31,489,153        $ 35,932,526(A)        $ 27,650,006(B)        $39,771,673
                For estimated loss on returns            6,431,673          84,955,671             84,394,344(C)          6,993,000
                                                       -----------        ------------           ------------           -----------
                Total                                   37,920,826         120,888,197            112,044,350            46,764,673
          Allowance deducted from asset account
          (merchandise inventories)
                For obsolete inventory                   4,000,000           6,596,611              4,346,611(D)          6,250,000
                                                       -----------        ------------           ------------           -----------
      Total                                            $41,920,826        $127,484,808           $116,390,961           $53,014,673
                                                       ===========        ============           ============           ===========

Note (A) -- Current year provision for doubtful accounts, charged against income.

Note (B) -- Accounts charged off, net of recoveries.

Note (C) -- Sales value of merchandise returned.

Note (D) -- Inventory reductions to below cost.