Form 10-Q
period 2003-03-31
BLAIR CORP
filed 2003-05-15
CIK 71525

Microsoft Word 10.0.3416;


                           United States
                 Securities and Exchange Commission
                       Washington, D.C. 20549

                             FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934




For the period Ended March 31, 2003  Commission File Number  1-878
                     ---------------                        -------




                          BLAIR CORPORATION
-----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)




               DELAWARE                         25-0691670
-----------------------------------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)         Identification No.)




    220 HICKORY STREET, WARREN, PENNSYLVANIA       16366-0001
-----------------------------------------------------------------
    (Address of principal executive offices)       (Zip Code)




(814)723-3600 (Registrant's telephone number, including area code)




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
YES  X  NO
   -----  ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) YES X NO
                                       -----  ----

As of May 12, 2003 the registrant had outstanding 8,057,065 shares of its common stock without nominal or par value.

PART I. FINANCIAL INFORMATION                                       -2-

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)
        -------------------------------

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2003

CONSOLIDATED BALANCE SHEETS                                         -3-

BLAIR CORPORATION AND SUBSIDIARIES

                                               March 31      December 31
                                                 2003            2002
                                             ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                   $37,707,060     $49,975,503

  Customer accounts receivable, less
    allowances for doubtful accounts and
    returns of $47,481,843 in 2003 and
    $47,206,228 in 2002                       146,268,676     149,229,882
  Inventories - Note H
    Merchandise                                61,424,995      55,101,925
    Advertising and shipping supplies          16,195,136      19,115,380
                                             ------------    ------------
                                               77,620,131      74,217,305
  Deferred income taxes - Note G               14,165,000      11,623,000
  Prepaid federal and state taxes                 701,871             -0-
  Prepaid expenses                              2,289,062       1,937,635
                                             ------------    ------------
Total current assets                          278,751,800     286,983,325

Property, plant and equipment:
  Land                                            692,144         692,144
  Buildings and leasehold improvements         65,366,299      65,280,676
  Equipment                                    59,316,603      58,956,855
  Construction in progress                     10,989,271       9,376,463
                                             ------------    ------------
                                              136,364,317     134,306,138
  Less allowances for depreciation             81,904,048      80,000,142
                                             ------------    ------------
                                               54,460,269      54,305,996
Assets held for sale, net of accumulated
  depreciation                                  1,669,299       1,669,299
Trademarks                                        542,347         560,407
Other long-term assets                            506,808         578,405
                                             ------------    ------------
                                TOTAL ASSETS $335,930,523    $344,097,432
                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - Note J                      $15,000,000     $15,000,000
  Trade accounts payable                       42,291,835      40,805,116
  Advance payments from customers               4,968,667       3,959,801
  Accrued expenses - Note E                    14,653,589      19,970,241
  Accrued federal and state taxes                     -0-       4,587,124
  Current portion of capital lease
    obligations - Note F                          355,928         350,016
                                             ------------    ------------
Total current liabilities                      77,270,019      84,672,298

Capital lease obligations, less current
  portion - Note F                                388,822         480,320
Deferred income taxes - Note G                  1,339,000       1,611,000

Stockholders' equity:
  Common Stock without par value:
    Authorized 12,000,000 shares; issued
    10,075,440 shares (including shares
    held in treasury) - stated value              419,810         419,810
  Additional paid-in capital                   14,333,503      14,428,903
  Retained earnings                           285,854,604     286,511,847
  Accumulated other comprehensive income           (2,493)         12,686
                                             ------------    ------------
                                              300,605,424     301,373,246
  Less 2,023,392 shares in 2003 and
    2,032,610 shares in 2002 of common
    stock in treasury - at cost               (40,995,507)    (41,264,330)
  Less receivable and deferred compensation
    from stock plans                           (2,677,235)     (2,775,102)
                                             ------------    ------------
Total stockholders' equity                    256,932,682     257,333,814
                                             ------------    ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $335,930,523    $344,097,432
                                             ============    ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME                                          -4-

BLAIR CORPORATION AND SUBSIDIARIES



                                                  Three Months Ended
                                                        March 31
                                                  2003           2002
                                              ------------   ------------
Net sales                                     $137,013,544   $135,261,455
Other income - Note I                            9,788,345     10,073,077
                                              ------------   ------------
                                               146,801,889    145,334,532

Costs and expenses:
  Cost of goods sold                            67,861,612     64,534,996
  Advertising                                   38,583,609     34,184,362
  General and administrative                    31,580,760     30,563,710
  Provision for doubtful accounts                7,892,259      7,270,302
  Interest                                          89,460        121,031
                                              ------------   ------------
                                               146,007,700    136,674,401
                                              ------------   ------------
                   INCOME BEFORE INCOME TAXES      794,189      8,660,131

Income tax expense - Note G                        294,000      3,059,000
                                              ------------   ------------
                                   NET INCOME    $ 500,189     $5,601,131
                                              ============   ============

Basic and diluted earnings per share based on
  weighted average shares outstanding - Note D        $.06           $.70
                                                      ====           ====

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                            -5-


BLAIR CORPORATION AND SUBSIDIARIES

                                                   Three Months Ended
                                                        March 31
                                                   2003           2002
                                               -----------    -----------

Common Stock                                   $   419,810    $   419,810

Additional paid-in capital:
  Balance at beginning of period                14,428,903     14,589,838

  Issuance of Common Stock to
    Non-employee director                           (3,544)           -0-
  Forfeitures of Common Stock
    under Omnibus Stock and Employee
    Stock Purchase Plans                           (11,039)           -0-
  Exercise of non-qualified stock options
    Under Omnibus Stock Plan                      (104,817)           -0-
  Tax benefit on exercise of non-qualified
    stock options                                   24,000            -0-
                                               -----------    -----------
  Balance at end of period                       14,333,50     14,589,838

Retained earnings:
  Balance at beginning of period               286,511,847    271,954,815
  Net income                                       500,189      5,601,131
  Cash dividends - Note B                       (1,157,432)    (1,195,480)
                                               -----------    -----------
  Balance at end of period                     285,854,604    276,360,466

Accumulated other comprehensive income:
  Balance at beginning of period                    12,686           -0-
  Foreign currency translation                     (15,179)         4,465
                                               -----------    -----------
  Balance at end of period                          (2,493)         4,465

Treasury Stock:
  Balance at beginning of period               (41,264,330)   (43,187,542)
  Issuance of Common Stock to
    Non-employee director                            8,119            -0-
  Forfeitures of Common Stock
    Under Omnibus Stock and Employee Stock
    Purchase Plans                                 (26,536)           -0-
  Exercise of non-qualified stock options
    under Omnibus Stock Plan                       287,240            -0-
                                               -----------    -----------
  Balance at end of period                     (40,995,507)   (43,187,542)

Receivable and deferred compensation from stock plans:
  Balance at beginning of period                (2,775,102)    (1,987,850)
  Forfeitures of Common Stock
    Under Omnibus Stock and Employee Stock
    Purchase Plans                                   8,570            -0-
  Amortization of deferred compensation             37,677            -0-
  Applications of dividends and cash repayments     51,620         52,087
                                               -----------    -----------
  Balance at end of period                      (2,677,235)    (1,935,763)
                                               -----------    -----------
                  TOTAL STOCKHOLDERS' EQUITY   $256,932,682  $246,251,274
                                               ============  ============

Comprehensive income:
  Net income                                      $ 500,189    $5,601,131
  Adjustment from foreign currency translation      (15,179)        4,465
                                                -----------   -----------
  Comprehensive income                            $ 485,010    $5,605,596
                                               ============  ============
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    -6-

BLAIR CORPORATION AND SUBSIDIARIES
                                                 Three Months Ended
                                                       March 31

                                                 2003           2002
                                             ------------    -----------
OPERATING ACTIVITIES
  Net income                                     $500,189    $ 5,601,131
  Adjustments to reconcile net income to
    net cash (used in) provided by
    operating activities:
      Depreciation and amortization             2,022,306      1,992,218
      Provision for doubtful accounts           7,892,259      7,270,302
      Provision for deferred income taxes      (2,814,000)    (2,114,000)
      Compensation expense (net of
        forfeitures) for stock awards              13,247            -0-
      Changes in operating assets and
        liabilities providing (using) cash:
          Customer accounts receivable         (4,931,447)      1,068,946
          Inventories                          (3,402,826)     10,102,929
          Prepaid expenses and other assets      (279,387)     (1,040,250)
          Trade accounts payable                1,486,387     (14,516,738)
          Advance payments from customers       1,008,866       1,776,346
          Accrued expenses                     (5,315,433)      1,780,248
          Federal and state taxes              (5,264,995)      2,008,265
                                             ------------     -----------
NET CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITIES                                   (9,084,834)     13,929,397

INVESTING ACTIVITIES
  Purchases of property, plant and equipment   (2,159,376)     (1,209,860)
                                             ------------     -----------
NET CASH USED IN INVESTING ACTIVITIES          (2,159,376)     (1,209,860)

FINANCING ACTIVITIES
  Net proceeds from bank borrowings                   -0-        1,275,000
  Principal repayments on capital lease
    obligations                                   (85,391)         (82,442)
  Dividends paid                               (1,157,432)      (1,195,480)
  Exercise of non-qualified stock options         182,423              -0-
  Repayments of notes receivable from
    stock plans                                    51,620           52,087
                                             ------------      -----------
NET CASH (USED IN) PROVIDED BY FINANCING
  ACTIVITIES                                   (1,008,780)          49,165

EFFECT OF EXCHANGE RATE CHANGES ON CASH           (15,453)           3,131
                                             ------------      -----------
NET (DECREASE)INCREASE IN CASH AND CASH
  EQUIVALENTS                                 (12,268,443)      12,771,833

Cash and cash equivalents at beginning of
  year                                         49,975,503        5,712,495
                                             ------------      -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD   $37,707,060      $18,484,328
                                             ============      ===========


See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                -7-

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2003

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

The consolidated financial statements include the accounts of Blair Corporation and its wholly-owned subsidiaries. All significant intercompany accounts are eliminated upon consolidation.

NOTE B - DIVIDENDS DECLARED
 2-13-02         $.15 per share         2-21-03      $.15 per share
 4-16-02          .15                   4-15-03       .15
 7-16-02          .15
10-15-02          .15

NOTE C - Stock Compensation
In accordance with the provisions of Statement of Financial Accounting Statements No. 123 the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:
                                                    Three Months Ended
                                                         March 31
                                                     2003       2002
                                                  ---------  ----------
Net income as reported                            $ 500,189  $5,601,131
Deduct: Total stock-based employee
  compensation expense determined under
  fair value method for all awards, net of
  related tax effects                               116,271      36,285
                                                  ---------  ----------
Pro forma net income                              $ 383,918  $5,564,846
                                                  =========  ==========
Earnings per share:
  Basic - as reported                                 $ .06       $ .70
                                                  =========  ==========
  Basic - pro forma                                   $ .05       $ .70
                                                  =========  ==========
  Diluted - as reported                               $ .06       $ .70
                                                  =========  ==========
  Diluted - pro forma                                 $ .05       $ .70
                                                  =========  ==========
Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.95% and 5.20% for stock options issued 4/15/02 and 4/16/01, respectively; dividend yields of 3.11% and 3.50% for stock options issued 4/15/02 and 4/16/01, respectively; volatility factors of the expected market price of the Company's common stock of .564 and .547 for stock options issued 4/15/02 and 4/16/01, respectively; and a weighted-average expected life of 7 years for the stock options issued 4/15/02 and 4/16/01. The per share fair value of the options granted was $8.83 and $7.40 for stock options issued 4/15/02 and 4/16/01, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                   -8-

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2003

NOTE D - EARNINGS PER SHARE AND WEIGHTED SHARES OUTSTANDING Earnings per share are computed in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. For diluted earnings per share, the weighted average number of shares includes common stock equivalents related to stock options.

The following table sets forth the computation of basic and diluted earnings per share as required by Statement No. 128:
                                               Three Months Ended
                                                     March 31
                                                 2003        2002
                                             ----------   ----------
Numerator:
  Net income                                 $  500,189   $5,601,131

Denominator:
  Denominator for basic
    earnings per share -
    weighted average shares outstanding       8,044,760    7,969,869
  Effect of diluted securities:
    Employee stock options                       31,421        4,704
                                             ----------   ----------
  Denominator for diluted
    earnings per share -
    weighted average shares outstanding
    and assumed conversions                   8,076,181    7,974,573
                                              =========   ==========

Basic earnings per share                           $.06         $.70
                                              =========   ==========
Diluted earnings per share                         $.06         $.70
                                              =========   ==========

NOTE E - ACCRUED EXPENSES
  Accrued expenses consist of:
                                             March 31    December 31
                                               2003          2002
                                            -----------  -----------
Employee compensation                       $ 9,257,762  $12,923,615
Profit sharing contribution                      54,902    2,094,327
Health insurance                              1,336,558    1,767,850
Voluntary Separation Program                  1,090,417    1,098,103
Taxes, other than taxes on income             1,419,575      919,183
Other accrued items                           1,494,375    1,167,163
                                            -----------  -----------
                                            $14,653,589  $19,970,241
                                            ===========  ===========
NOTE F - LEASES
Capital Leases
The Company leases certain data processing and telephone equipment under agreements that expire in various years through 2005. The following is a schedule by year of future minimum capital lease payments required under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2003:
2003                                          $ 309,022
2004                                            407,948
2005                                            103,336
                                              ---------
                                                820,306
Less amount representing interest               (75,556)
                                              ---------
Present value of minimum lease payments         744,750
Less current portion                           (355,928)
                                              ---------
Long-term portion of capital lease obligations $388,822
                                               ========
Operating Leases
The Company leases certain data processing, office and telephone equipment under agreements that expire in various years through 2008. The Company has also entered into several lease agreements for buildings, expiring in various years through 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -Continued                      -9-

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2003

NOTE F LEASES - Operating Leases - continued

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2003:
2003                                         $ 2,209,330
2004                                           2,439,373
2005                                           1,899,810
2006                                           1,538,994
2007                                           1,256,813
Thereafter                                     3,884,551
                                             -----------
                                             $13,228,871
                                             ===========
NOTE G - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense are as follows:
                                               Three Months Ended
                                                     March 31
                                                 2003        2002
                                             ----------   -----------
Currently payable:
  Federal                                    $2,658,000   $ 4,851,000
  Foreign                                       125,000        40,000
  State                                         325,000       282,000
                                             ----------   -----------
                                              3,108,000     5,173,000
Deferred                                     (2,814,000)   (2,114,000)
                                             ----------   -----------
                                             $  294,000   $ 3,059,000
                                             ==========   ===========

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                                                 Three Months Ended
                                                      March 31
                                                 2003         2002
                                             ----------   -----------
Statutory rate applied to
   pre-tax income                              $277,966    $3,031,046
State income taxes, net
   of federal tax benefit                        (9,100)       22,100
Other items                                      25,134         5,854
                                             ----------   -----------
                                               $294,000    $3,059,000
                                             ==========   ===========
In a previous year, the Company incurred a net operating loss of approximately $21 million in the State of Pennsylvania. Only $20 million of the net operating loss is available to offset future income in the state because Pennsylvania limits the annual net operating loss carry forward to $2 million for 10 years. A deferred tax asset has been established based on the $20 million net operating loss available to be carried forward. The deferred tax asset is offset by a valuation allowance because it is uncertain as to whether the Company will generate sufficient income in the future to absorb the net operating loss before they expire in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -Continued                     -10-

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2003

NOTE G - INCOME TAXES continued

Components of the provision for deferred income tax (benefit) expense are as follows:
                                                 Three Months Ended
                                                      March 31
                                                 2003          2002
                                              -----------  -----------
Advertising costs                             $(1,115,000) $  (884,000)
Provision for doubtful accounts                  (180,000)    (186,000)
Provision for estimated returns                (1,022,000)    (673,000)
Severance costs                                     3,000       29,000
Depreciation                                     (272,000)    (242,000)
Other items - net                                (228,000)    (158,000)
                                              -----------  -----------
                                              $(2,814,000) $(2,114,000)
                                              ===========  ===========
Components of the deferred tax asset and liability under the liability method as of March 31, 2003 and December 31, 2002 are as follows:
                                                March 31    December 31
                                                  2003          2002
                                             -----------    -----------
Current net deferred tax asset:
   Doubtful accounts                         $14,228,000    $14,048,000
   Returns allowances                          2,609,000      1,587,000
   Inventory obsolescence                      1,693,000      1,527,000
   Inventory costs                              (328,000)      (328,000)
   Vacation pay                                1,670,000      1,670,000
   Advertising costs                          (6,256,000)    (7,371,000)
   State net operating loss                      490,000        490,000
   Other items                                   549,000        490,000
                                             -----------    -----------
   Total deferred tax asset                  $14,655,000    $12,113,000
   State valuation allowance                    (490,000)      (490,000)
                                             -----------    -----------
   Deferred tax asset,
    net of valuation allowance               $14,165,000    $11,623,000
                                             ===========    ===========
Long-term deferred tax liability:
   Property, plant and equipment            $ 1,339,000     $ 1,611,000
                                            ============    ===========

NOTE H - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, inventories would have increased by approximately $5,676,000 at both March 31, 2003 and December 31, 2002. The Company has a reserve for slow moving and obsolete inventory amounting to $4,435,000 at March 31, 2003, $4,000,000 at December 31, 2002 and $4,463,000 at March 31, 2002.

NOTE I - OTHER INCOME Other income consists of:
                                                 Three Months Ended
                                                      March 31
                                                  2003         2002
                                               ----------   -----------
Finance charges on time
  payment accounts                             $8,735,247   $ 9,134,044
Commissions earned                                222,651       398,631
Other items                                       830,447       540,402
                                               ----------   -----------
                                               $9,788,345   $10,073,077
                                               ==========   ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued             -11-

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2003

NOTE J - FINANCING ARRANGEMENTS
On December 20, 2001, the Company entered into a Credit Agreement with PNC Bank, National Association, as agent, and certain other banks. The Agreement put in place a syndicated revolving credit facility of up to $30 million, secured by inventory and certain other assets of the Company and its subsidiaries. The revolving credit facility expires on December 20, 2004. At the present time, $28 million of the $30 million is available to the Company. The interest rate is, at the Company's option, based on a base rate option (greater of Prime or Fed Funds Rate plus .5%), swing loan rate option (as quoted by PNC Bank), or Euro-rate option (Euro-rate plus 1.50%) as defined in the Credit Agreement. The Company is required to meet certain covenants that specifically relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. As of March 31, 2003, the Company was in compliance with all the Agreement's covenants. At March 31, 2003, the Company had no borrowings (loans) outstanding and had letters of credit totaling $11.5 million outstanding, which reduces the amount of borrowings available under the Credit Agreement. At December 31, 2002, the Company had no borrowings (loans) outstanding and had letters of credit totaling $16.2 million outstanding. At March 31, 2002, the Company had borrowings of $1,275,000 (swing loan) and letters of credit totaling $7.3 million outstanding under the Credit Agreement. The $1,275,000 swing loan was made on Friday, March 29, 2002 and paid back on Monday, April 1, 2002.

Also, on December 20, 2001, the Company completed a securitization of up to $100 million in accounts receivable with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company sold all right, title and interest in and to certain of its accounts receivable to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate bankruptcy remote special purpose entity that entered into a Receivables Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivables Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. At March 31, 2003, $50 million of the $100 million was available to the Company. The interest rate approximates 1-month LIBOR plus the appropriate spread (55 basis points at March 31, 2003) as defined in the Receivables Purchase Agreement. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. As of March 31, 2003, the Company was in compliance with all the requirements of the Receivables Purchase Agreement. At March 31, 2003, December 31, 2002, and March 31, 2002 the Company had $15 million outstanding, the minimum amount required to be outstanding, under the Receivables Purchase Agreement, all of which was classified as short-term. On April 9, 2003, the securitization was amended to increase the available purchase limit to $70 million and extend the term to April 7, 2006. As this amended securitization goes into effect, the interest rate which approximates 1-month libor plus the appropriate spread, will increase as the appropriate spread moves from 55 basis points to 80 basis points.

NOTE K - NEW ACCOUNTING PRONOUNCEMENTS
In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires testing of goodwill and intangible assets with indefinite lives for impairment rather than amortizing them. The adoption of this statement in the first quarter of 2002 had no impact on the Company's financial results.

Effective January 1, 2002, the Company implemented SFAS No. 143, Accounting for Asset Retirement Obligations which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued             -12-

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2003

it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, the entity capitalizes the cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. The adoption of this statement did not have an effect on the Company.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed. The Company's adoption of this statement in the first quarter of 2002 did not have an impact on the Company's financial results, but does impact the accounting treatment of the pending sale of the Blair Outlet Store in Erie, Pa. (See Note
L)

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in the first quarter of 2003 did not have a significant impact on the Company's financial results.

In December 2002, the FASB issued SFAS No 148, Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's adoption of SFAS No. 148 in 2002 enhanced stock-based employee compensation disclosures and had no effect on the method of accounting followed by the Company.

NOTE L - Long-lived AssetS Classified as Held for Sale Upon review of the Company's inventory liquidation strategy, the Company made the decision in January 2003 to close its outlet store located in Erie, Pa. This closure was effective at the close of business on March 28, 2003. The Company intends to sell the building and believes that the sale will be completed by March, 2004. Evolvement of the Company's inventory liquidation strategy into more rapid and profitable methods of disposing obsolete and excess inventory led to this decision. Over the past three years, package insertions, telephone upsell promotions, sale catalogs and the growing e-commerce channel have proven to be more successful and profitable in moving inventory than the traditional outlet sales process. The $1,669,299 shown as Assets Held for Sale at both March 31, 2003 and December 31, 2002 consists of the net book value of the land, land improvements and building. This value is less than fair market value of the assets, less associated selling costs.


NOTE M - VOLUNTARY SEPARATION PROGRAM
In the first quarter of 2003, the Company accrued and charged to expense $75,000 in separation costs. The costs were charged to General and Administrative Expense in the income statement. The one-time $75,000 charge represents severance pay, related payroll taxes and medical benefits due the 32 eligible employees who accepted the voluntary separation program offered in connection with closing the Company's Outlet Store located in Erie, Pennsylvania on March 28, 2003. As of March 31, 2003, none of the $75,000 has been paid.

In the first quarter of 2001, the Company accrued and charged to expense $2.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The one-time $2.5 million charge represents severance pay,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued             -13-

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2003

NOTE M - VOLUNTARY SEPARATION PROGRAM - continued related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of March 31, 2003, approximately $1.5 million of the $2.5 million has been paid.

NOTE N - CONTINGENCIES
The Company is involved in certain items of litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome will not have a material effect on the Company's financial condition or results of operations.

NOTE O - USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE P - RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -14-
CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2003


Results of Operations

Comparison of First Quarter 2003 and First Quarter 2002

Net income for the first quarter ended March 31, 2003 was $500,189, or $.06 per basic and diluted share, compared to net income of $5,601,131, or $.70 per basic and diluted share, for the first quarter ended March 31, 2002. Results for the first quarter of 2003 reflect increases in cost of goods sold and advertising expenses. Cost of goods sold increased 5.2% in the first quarter of 2003 as compared to the first quarter of 2002. Advertising expenses increased 12.9% in the first quarter of 2003 as compared to the first quarter of 2002.

Net sales for the first quarter of 2003 were 1.3% higher than net sales for the first quarter of 2002. Actual response rates were lower in the first quarter of 2003 than in the first quarter of 2002 and were at less than expected levels for the first quarter of 2003. External factors such as increased energy costs, an unusually long and cold winter, war fears and lower consumer confidence have contributed to the declining response rates. Gross sales revenue generated per advertising dollar decreased approximately 9% in the first quarter of 2003 as compared to the first quarter of 2002. The total number of orders shipped increased 6% while the average order size decreased 4% in the first quarter of 2003 as compared to the first quarter of 2002. The provision for returned merchandise as a percentage of gross sales decreased slightly in the first quarter of 2003 as compared to the first quarter of 2002.

Other income decreased 2.8% in the first quarter of 2003 as compared to the first quarter of 2002. Decreased finance charges and commissions were primarily responsible for the lower other income. The lower finance charges resulted from decreased customer accounts receivable and the lower commissions resulted from decreased continuity program activity.

Cost of goods sold as a percentage of net sales increased to 49.5% in the first quarter of 2003 from 47.7% in the first quarter of 2002. The increase in cost of goods sold reflects an increase in sales generated from promotional activities to address lower response rates, higher inbound air freight expenses and a greater mix of outbound packages in excess of one pound that increased shipping costs. In addition, postal rates increased approximately 10% on June 30, 2002, which also contributes to the year over year increase in cost of goods sold.

Advertising expenses in the first quarter of 2003 increased 12.9% from the first quarter of 2002. Strategic increases in catalog and letter mailings to current and prospective customers account for the majority of the increase. The June 30, 2002 postal rate increase also contributes to this variance.

The total number of catalog mailings released in the first quarter of 2003 was 38% greater than in the first quarter of 2002 (52 million vs. 38 million). The total number of prospect catalog mailings was 41% greater than in the first quarter of 2002 (19 million vs. 13 million). Print advertising for Crossing Pointe is all via catalog and is included in the catalog mailings numbers.

The total number of letter mailings released in the first quarter of 2003 was 15% greater than in the first quarter of 2002 (16 million vs. 14 million). Letter mailings are most productive when targeting the Company's female customers and are currently used only to promote our women's apparel lines.

Total volume of the co-op and media advertising programs increased 6% in the first quarter of 2003 as compared to the first quarter of 2002 (302 million vs. 285 million).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         -15-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2003

Results of Operations - continued

Comparison of First Quarter 2003 and First Quarter 2002 - Continued

The Company launched e-commerce sites for Crossing Pointe www.crossingpointe.com, and the Blair Online Outlet early in the third quarter of 2000. The Blair website, www.blair.com, incorporating the Online Outlet, was launched late third quarter/early fourth quarter of 2000. A redesigned Blair website was introduced in the first quarter of 2001 featuring improved navigation and quicker access to the Company's expanded product offerings. In the first quarter of 2003, the Company generated $18.7 million in e-commerce sales demand as compared to $13.7 million in the first quarter of 2002. In all of 2002, the Company generated $65.7 million in e-commerce sales demand.

General and administrative expense increased 3.3% in the first quarter of 2003 as compared to the first quarter of 2002. The higher general and administrative expense in the first quarter of 2003 was primarily attributable to increased employee costs and cost incurred to service an expanded credit program.

The provision for doubtful accounts as a percentage of gross credit sales increased 5.4% in the first quarter of 2003 as compared to the first quarter of 2002. The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). The estimated bad debt rate used in the first quarter of 2003 was approximately 9% higher than the bad debt rate used in the first quarter of 2002. The estimated bad debt rate has increased primarily due to increased credit offers to both Blair and Crossing Pointe prospects, which traditionally result in higher bad debts. At March 31, 2003, the delinquency rate of open accounts receivable was approximately 8% higher than at March 31, 2002. The charge-off rate for the first quarter of 2003 was 3% greater than the charge-off rate for the first quarter of 2002. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The allowance for doubtful accounts as a percentage of delinquent accounts decreased 3% at March 31, 2003 as compared to March 31, 2002. At this time, the Company feels that the allowance for doubtful accounts is sufficient to cover the charge-offs from the current customer accounts receivable portfolio. Also, credit granting, collection and behavior models continue to be updated and improved, and, along with expanding database capabilities, provide valuable credit-marketing opportunities.

Interest expense decreased 26% in the first quarter of 2003 as compared to the first quarter of 2002. Interest expense results primarily from the Company's required borrowings under the Receivables Purchase Agreement. Interest rates have been lower in the first quarter of 2003.

Income taxes as a percentage of income before income taxes were 37.0% in the first quarter of 2003 and 35.3% in the first quarter of 2002. The federal income tax rate was 35% in both years. The difference in the total income tax rate was caused by a change in the Company's effective state income tax rate.


Liquidity and Sources of Capital

All working capital and cash requirements for the first three months of 2003 were met. Short-term funding was provided by operating activities, a revolving line of credit and a securitization of receivables.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         -16-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2003

Liquidity and Sources of Capital - Continued

On December 20, 2001, the Company entered into a Credit Agreement with PNC Bank, National Association, as agent, and certain other banks. The Agreement put in place a syndicated revolving credit facility of up to $30 million, secured by inventory and certain other assets of the Company and its subsidiaries. The revolving credit facility expires on December 20, 2004. At the present time, $28 million of the $30 million is available to the Company. The interest rate is, at the Company's option, based on a base rate option (greater of Prime or Fed Funds Rate plus .5%), swing loan rate option (as quoted by PNC Bank), or Euro-rate option (Euro-rate plus 1.50%) as defined in the Credit Agreement. The Company is required to meet certain covenants that specifically relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. As of March 31, 2003, the Company was in compliance with all the Credit Agreement's covenants. At March 31, 2003, the Company had no borrowings (loans) outstanding and had letters of credit totaling $11.5 million outstanding, which reduces the amount of borrowings available, under the Credit Agreement. At December 31, 2002, the Company had no borrowings (loans) outstanding and had letters of credit totaling $16.2 million outstanding. At March 31, 2002, the Company had borrowings of $1,275,000 (swing loan) and letters of credit totaling $7.3 million outstanding under the Credit Agreement. The $1,275,000 swing loan was made on Friday, March 29, 2002 and paid back on Monday, April 1, 2002.

Also, on December 20, 2001, the Company completed a securitization of up to $100 million in accounts receivable with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company sold all right, title and interest in and to certain of its accounts receivable to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate bankruptcy remote special purpose entity that entered into a Receivables Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivable Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. At March 31, 2003, $50 million of the $100 million was available to the Company. The interest rate approximates 1-month LIBOR plus the appropriate spread (55 basis points at March 31, 2003) as defined in the Receivables Purchase Agreement. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. As of March 31, 2003, the Company was in compliance with all the requirements of the Receivables Purchase Agreement. At March 31, 2003, December 31, 2002, and March 31, 2002, the Company had $15 million outstanding, the minimum amount required to be outstanding, under the Receivables Purchase Agreement, all of which was classified as short-term. On April 9, 2003, the securitization was amended to increase the available purchase limit to $70 million and extend the term to April 7, 2006. As this amended securitization goes into effect, the interest rate which approximates 1-month libor plus the appropriate spread, will increase as the appropriate spread will move from 55 basis points to 80 basis points.

The ratio of current assets to current liabilities was 3.61 at March 31, 2003,
3.39 at December 31, 2002 and 3.72 at March 31, 2002. Working capital decreased $829,246 in the first quarter of 2003 primarily due to the purchases of property, plant and equipment. The 2003 decrease was primarily reflected in decreased cash

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               -17-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2003

Liquidity and Sources of Capital - Continued

and cash equivalents exceeding decreased accruals for expenses and federal and state taxes.

Merchandise inventory turnover was 3.5 at March 31, 2003, 3.4 at December 31, 2002 and 2.6 at March 31, 2002. Merchandise inventory as of March 31, 2003 was 11% higher than at December 31, 2002 and 8% lower than at March 31, 2002. The merchandise inventory levels are net of the Company's reserve for inventory obsolescence. The reserve totaled $4.4 million at March 31, 2003, $4.0 million at December 31, 2002 and $4.5 million at March 31, 2002. Inventory write-offs and write-downs (reductions to below cost) charged against the reserve for obsolescence were $0.6 million in the first quarter of 2003 and $1.6 million in the first quarter of 2002. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold, based on the levels of merchandise inventory and merchandise purchases.

An operating segment is identified as a component of an enterprise for which separate financial information is available for evaluation by the chief decision-maker, or decision-making group, in deciding on how to allocate resources and assess performance. The Company operates as one business segment consisting of four product lines. The fourth product line, Crossing Pointe, was added in the third quarter of 2000 and is becoming a significant revenue source. Home net sales as a percentage of total net sales were 13.5% ($18.4 million) in the first quarter of 2003 as compared to 10.2% ($13.8 million) in the first quarter of 2002. Menswear net sales as a percentage of total net sales were 15.7% ($21.6 million) in the first quarter of 2003 as compared to 17.5% ($23.6 million) in the first quarter of 2002. Womenswear net sales as a percentage of total net sales were 63.1% ($86.4 million) in the first quarter of 2003 as compared to 67.6% ($91.5 million) in the first quarter of 2002. Crossing Pointe net sales as a percentage of total net sales were 7.7% ($10.6 million) in the first quarter of 2003 as compared to 4.7% ($6.3 million) in the first quarter of 2002. Home merchandise inventory totaled $4.8 million at March 31, 2003, $5.0 million at December 31, 2002 and $4.2 million at March 31, 2002. Menswear merchandise inventory was $12.6 million at March 31, 2003, $11.0 million at December 31, 2002 and $11.9 million at March 31, 2002. Womenswear merchandise inventory was $35.5 million at March 31, 2003, $32.1 million at December 31, 2002 and $46.8 million at March 31, 2002. Crossing Pointe merchandise inventory was $8.5 million at March 31, 2003, $7.0 million at December 31, 2002 and $3.9 million at March 31, 2002.

The Company looks upon its credit granting (Blair Credit) as a marketing advantage. Blair Credit customers, on average, buy more, buy more often and are more loyal than cash and credit card customers. The benefit from the increased sales volume achieved by offering Blair Credit is significant and more than outweighs the cost of the credit program. The cost and/or contribution of the credit program itself can be quickly assessed by comparing finance charges (included in other income) to the provision for doubtful accounts. For the first quarter of 2003, finance charges were $8.7 million and the provision for doubtful accounts was $7.9 million (net of $0.8 million). For the first quarter of 2002, finance charges were $9.1 million and the provision for doubtful accounts was $7.3 million (net of $1.8 million). The assessments do not take into consideration the administrative cost of the credit program (included in general and administrative expense), the cost of money and the impact on sales. The Company's gross credit sales increased 3.0% in the first quarter of 2003 as compared to the first quarter of 2002.

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $2.2 million during the first quarter of 2003 and $1.2 million during the first quarter of 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               -18-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2003

Liquidity and Sources of Capital - Continued

Capital expenditures had been projected to be $15 million plus for each of the years 2001 and 2002 and nearly $10 million for 2003. However, capital expenditures for 2001 were delayed due to economic conditions. This included slowing the implementation of the previously announced modernization and enhancement of the Company's fulfillment operations. The fulfillment project is expected to be completed around mid-year 2003 at a total cost of approximately $15 million, down from earlier estimates of $21 million.

Upon review of the Company's inventory liquidation strategy, the Company made the decision in January 2003 to close its outlet store located in Erie, Pa. This closure was effective at the close of business on March 28, 2003. The Company intends to sell the building and believes that the sale will be completed by March, 2004. Evolvement of the Company's inventory liquidation strategy into more rapid and profitable methods of disposing obsolete and excess inventory led to this decision. Over the past three years, package insertions, telephone upsell promotions, sale catalogs and the growing e-commerce channel have proven to be more successful and profitable in moving inventory than the traditional outlet sales process. The $1,669,299 shown as Assets Held for Sale at both March 31, 2003 and December 31, 2002 consists of the net book value of the land, land improvements and building. This value is less than fair market value of the assets, less associated selling costs.

The Company has contractual obligations consisting of capital leases for data processing and telephone equipment, and operating leases for buildings and data processing, office and telephone equipment.

                              Payments Due by Period
Contractual
Obligations           Total         2003      2004-2005    2006-2007  Thereafter
-----------        -----------   ----------  ----------   ----------  ----------
Capital
 lease Obligations $   744,750   $  264,581    $480,169       ---         ---
Operating
  leases            13,228,871    2,209,330   4,339,183   2,795,807    3,884,551
                   -----------   ----------  ----------   ----------  ----------
Total              $13,973,621   $2,473,911  $4,819,352  $2,795,807   $3,884,551
                   ===========   ==========  ==========  ==========   ==========

The Company has other commercial commitments consisting of a revolving credit facility of up to $30 million and a securitization of up to $100 million in accounts receivable.

                                  Amount of Commitment
                                 Expiration Per Period
Other                  Total
Commercial            Amounts     Less than     1 - 3     4 - 5   After 5
Commitments          Committed     1 year       years     years    Years
----------------    -----------  ----------  -----------  -----   -------
Line of Credit-
  Revolving         $28,000,000     -0-      $28,000,000   -0-      -0-
Line of Credit-
  Securitization
  effective
  4/9/2003           70,000,000     -0-       70,000,000   -0-      -0-
                    -----------     ---      -----------   ---      ---
Total               $98,000,000     -0-      $98,000,000   -0-      -0-
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

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2003

Liquidity and Sources of Capital - continued

The Company continues to have significant deferred tax assets primarily resulting from reserves against accounts receivable. The Company believes these assets are realizable based upon past earnings and availability in the carry-back period.

The Company recently declared a quarterly dividend of $.15 per share payable on June 15, 2003. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an ongoing basis. See "Future Considerations".

The Company has, from the fourth quarter of 1996 through the year 2000, repurchased a total of 1,620,940 shares of its Common Stock. No shares were repurchased in 2001, 2002, or in the first quarter of 2003.

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

Critical Accounting Policies

Preparation of the Company's financial statements requires the application of a number of accounting policies which are described in "Note 1, Significant Accounting Policies" in the "Notes to Consolidated Financial Statements" in the Company's 2002 Annual Report. The critical accounting policies, which if interpreted differently under different conditions or circumstances could result in material changes to the reported results, deal with properly valuing accounts receivable and inventory. Properly valuing accounts receivable and inventory requires establishing proper reserve and allowance levels, specifically the allowances for doubtful accounts and returns and the reserve for inventory obsolescence. The Company's senior financial management reviews the critical accounting policies and estimates with the Audit Committee of the Board of Directors.

The allowance for doubtful accounts and related items, provision for doubtful accounts and Blair Credit, are discussed in "Results of Operations," "Liquidity and Sources of Capital" and "Future Considerations." A change in the bad debt rate would cause changes in the provision for doubtful accounts and the allowance for doubtful accounts. Based on the Company's 2002 level of credit sales and finance charges, net income would change by approximately $2.5 million, or $.31 per share, from a 1% change in the bad debt rate.

The allowance for returns is a deduction from customer accounts receivable. A monthly provision for anticipated returns is recorded as a percentage of gross sales, based upon historical experience. The provision is charged against gross sales to arrive at net sales, and actual returns are charged against the allowance for returns. Returns are generally more predictable as they settle within two-to three months, but are impacted by season, new products and/or product lines, type of sale (cash, credit card, Blair Credit) and sales mix (prospect/customer). The Company feels that the allowance for returns is sufficient to cover the returns that will occur after March 31, 2003 from sales prior to April 1, 2003. A change in the returns rate would cause changes in the provision for returns and the allowance for returns. Based on the Company's 2002 level of sales, net income would change by approximately $2.8 million, or $.35 per share, from a 1% change in the returns rate.

The reserve for inventory obsolescence and related items, inventory levels and write-downs, are discussed in "Liquidity and Sources of Capital" and "Future

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         -20-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2003

Critical Accounting Policies - continued

Considerations". The Company feels that the reserve for inventory obsolescence is sufficient to cover the write-offs and write-downs that will occur after March 31, 2003 on merchandise inventory as of March 31, 2003. A change in the obsolescence rate would cause changes in cost of goods sold and the reserve for inventory obsolescence. Based on the Company's 2002 level of merchandise subject to obsolescence, net income would change by approximately $1.8 million, or $.22 per share, from a 1% change in the obsolescence rate.

Impact of Inflation and Changing Prices

Although inflation has moderated in our economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. Historically, profit margins have been pressured by postal and paper rate increases. Paper rates have moderated over the reporting period. Postal rates increased on January 10, 1999, on January 7, 2001, on July 1, 2001 and again on June 30, 2002. Based on recent public communications by the United States Postal Service, it is anticipated that postal rates will not increase again until 2006. The Company spent approximately $97 million for postage and delivery services in 2002.

The Company principally uses the LIFO method of accounting for its merchandise inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces distortion in reported income due to increasing costs. However, the Company has been experiencing consistent to declining merchandise costs and the LIFO reserve has remained relatively constant-$5.7 million at March 31, 2003 and at December 31, 2002. At March 31, 2002, the LIFO reserve was $5.4 million.

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

Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires testing of goodwill and intangible assets with indefinite lives for impairment rather than amortizing them. The adoption of this statement in the first quarter of 2002 had no impact on the Company's financial results.

Effective January 1, 2002, the Company implemented SFAS No. 143, Accounting for Asset Retirement Obligations which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, the entity capitalizes the cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         -21-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2003

Accounting Pronouncements - continued

cost is depreciated over the useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. The adoption of this statement did not have an effect on the Company.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed. The Company's adoption of this statement in the first quarter of 2002 did not have an impact on the Company's financial results, but does impact the accounting treatment of the pending sale of the Blair Outlet Store in Erie, Pa.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in the first quarter of 2003 did not have a significant impact on the Company's financial results.

In December 2002, the FASB issued SFAS No 148, Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's adoption of SFAS No. 148 in 2002 enhanced stock-based compensation disclosures and had no effect on the method of accounting followed by the Company.

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

March 31, 2003

Future Considerations - continued

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements are included in, but not limited to, the following sections of the report:

      - The paragraph on the provision for doubtful accounts in the Results of Operations, Comparison of First Quarter 2003 and First Quarter 2002.

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

ITEM 4.  CONTROLS AND PROCEDURES                                          -23-

BLAIR CORPORATION AND SUBSIDIARIES

March 31, 2003

As of a date within 90 days of the filing date of this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)under the Securities Exchange Act of 1934) each of the chief executive officer and the chief financial officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

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

March 31, 2003

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

    (b)  Reports on Form 8-K
         -------------------
          On February 7, 2003, the Company filed a Form 8-K announcing the date, time and location of its annual meeting. The Company further announced the retirement of Murray K. McComas as Chairman of the Board in conjunction with the nomination of his successor, Craig N. Johnson. Finally, the Company announced that four members of the Board of Directors would be retiring from the Board as of the annual meeting date. The retiring directors include David A. Blair, Robert W. Blair, Kent R. Sivillo and Blair T. Smoulder.

          On April 24, 2003, the Company filed a Form 8-K announcing its earnings for the three months ended March 31, 2003.
------------------
(1) Incorporated by reference to Exhibit A to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 10, 1995 (SEC File No. 1-878).

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

(7) Incorporated by reference to Note D of the financial statements included herein.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              BLAIR CORPORATION
                                               (Registrant)



Date   May 12, 2003               By        KENT R. SIVILLO
------------------------              ---------------------------
                                            KENT R. SIVILLO
                                       Vice President-Finance
                                       (Chief Accounting Officer)


                                  By        BRYAN J. FLANAGAN
                                      ---------------------------
                                            BRYAN J. FLANAGAN
                                       Senior Vice President and Chief
                                       Financial Officer

                                  CERTIFICATION

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

Date: May 12, 2003


                                 John E. Zawacki
                               -----------------------
                                 John E. Zawacki
                                  President and
                               Chief Executive Officer

                                  CERTIFICATION

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

Date: May 12, 2003


                                    Bryan J. Flanagan
                                    -------------------------------
                                    Bryan J. Flanagan
                                    Senior Vice President and
                                    Chief Financial Officer

                                                                    Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Zawacki, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all
          material   respects,   the   financial   condition  and  result  of
          operations of the Company.




   May 12, 2003                    JOHN E. ZAWACKI
   ------------                -----------------------
                                   John E. Zawacki
                                    President and
                               Chief Executive Officer

                                                                    Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan J. Flanagan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



   May 12, 2003                           BRYAN J. FLANAGAN
   ------------                        -------------------------
                                          Bryan J. Flanagan
                                       Senior Vice President and
                                        Chief Financial Officer