Form 10-Q
period 2003-06-30
BLAIR CORP
filed 2003-08-14
CIK 71525

United States
                  Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



For the Period Ended June 30, 2003  Commission File Number  1-878
                     --------------                        --------



                         BLAIR CORPORATION
-----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)



               DELAWARE                         25-0691670
-----------------------------------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)         Identification No.)



    220 HICKORY STREET, WARREN, PENNSYLVANIA       16366-0001
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
YES  X  NO
   -----  ---

Indicate by check mark whether the registrant is an accelerated filer (as defined  in Rule 12b-2 of the Act.) YES  X  NO
                                                 -----  -----

As of August 8, 2003 the registrant had outstanding 8,058,809 shares of its common stock without nominal or par value.

PART I FINANCIAL INFORMATION
                                                                            -2-

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2003



CONSOLIDATED BALANCE SHEETS                                                 -3-

BLAIR CORPORATION AND SUBSIDIARIES

                                                June 30       December 31
                                                 2003             2002
                                            ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                 $ 42,990,269     $ 49,975,503

  Customer accounts receivable, less
    allowances for doubtful accounts
    and returns of $46,859,164 in 2003
    and $47,206,228 in 2002                   146,702,292     149,229,882

  Inventories - Note H
    Merchandise                                52,053,743      55,101,925
    Advertising and shipping supplies          12,154,647      19,115,380
                                             ------------    ------------
                                               64,208,390      74,217,305
  Deferred income taxes - Note G               15,367,000      11,623,000
  Prepaid expenses                              1,744,596       1,937,635
                                             ------------    ------------
Total current assets                          271,012,547     286,983,325

Property, plant and equipment:
  Land                                            692,144         692,144
  Buildings and leasehold improvements         65,428,934      65,280,676
  Equipment                                    71,163,153      58,956,855
  Construction in progress                        880,357       9,376,463
                                             ------------    ------------
                                              138,164,588     134,306,138
Less allowances for depreciation               84,628,379      80,000,142
                                             ------------    ------------
                                               53,536,209      54,305,996
Assets held for sale - Note L                   1,368,526       1,669,299
Trademarks                                        524,286         560,407
Other long-term assets                            580,261         578,405
                                             ------------    ------------
                                TOTAL ASSETS $327,021,829    $344,097,432
                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - Note J                     $ 15,000,000    $ 15,000,000
  Trade accounts payable                       28,217,022      40,805,116
  Advance payments from customers               4,067,947       3,959,801
  Accrued expenses - Note E                    14,972,998      19,970,241
  Accrued federal and state taxes               3,175,090       4,587,124
  Current portion of capital lease
    obligations - Note F                          361,283         350,016
                                             ------------    ------------
 Total current liabilities                     65,794,340      84,672,298

 Capital lease obligations, less current
   portion - Note F                               295,326         480,320
 Deferred income taxes - Note G                   846,000       1,611,000

 Stockholders' equity:
  Common Stock without par value:
    Authorized 12,000,000 shares; issued
    10,075,440 shares (including shares held
    in treasury) - stated value                   419,810         419,810
  Additional paid-in capital                   14,311,675      14,428,903
  Retained earnings                           288,795,224     286,511,847
  Accumulated other comprehensive income          (18,562)         12,686
                                             ------------    ------------
                                              303,508,147     301,373,246
   Less 2,017,206 shares in 2003 and
    2,032,610 shares in 2002 of common stock
    in treasury - at cost                     (40,840,954)    (41,264,330)
   Less receivable and deferred compensation
    from stock plans                           (2,581,030)     (2,775,102)
                                             ------------    ------------
 Total stockholders' equity                   260,086,163     257,333,814
                                             ------------    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY  $327,021,829    $344,097,432
                                             ============    ============


 See accompanying notes.

 CONSOLIDATED STATEMENTS OF INCOME                                           -4-

 BLAIR CORPORATION AND SUBSIDIARIES

                                                   Three Months Ended            Six Months Ended
                                                        June 30                       June 30
                                                  2003            2002          2003           2002
                                               -----------   ------------   ------------   ------------

 Net sales                                     $154,344,950  $147,513,331   $291,358,494   $282,774,786
 Other income - Note I                            9,874,658     9,877,074     19,663,003     19,950,151
                                               ------------  ------------   ------------   ------------
                                                164,219,608   157,390,405    311,021,497    302,724,937

 Costs and expenses:
    Cost of goods sold                          72,765,263     68,944,579    140,626,875    133,479,575
    Advertising                                 41,491,211     36,854,894     80,074,820     71,039,256
    General and administrative                  34,879,262     33,243,599     66,460,022     63,807,309
    Provision for doubtful accounts              8,355,839      7,238,809     16,248,098     14,509,111
    Interest                                        95,380        125,846        184,840        246,877
                                               ------------  ------------   ------------   ------------

                                               157,586,955    146,407,727    303,594,655    283,082,128
                                              ------------   ------------   ------------   ------------
                   INCOME BEFORE INCOME TAXES    6,632,653     10,982,678      7,426,842     19,642,809

 Income tax expense - Note G                     2,532,000      3,950,000      2,826,000      7,009,000
                                              ------------   ------------   ------------   ------------
                                  NET INCOME  $  4,100,653   $  7,032,678   $  4,600,842   $ 12,633,809
                                              ============   ============   ============   ============

 Basic and diluted earnings per share based on
 weighted average shares outstanding - Note D        $ .51          $ .88          $ .57          $1.58
                                                     =====          =====          =====          =====



 See accompanying notes.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                             -5-

 BLAIR CORPORATION AND SUBSIDIARIES

                                                     Three Months Ended               Six Months Ended
                                                           June 30                         June 30
                                                      2003           2002             2003            2002
                                                  ------------   ------------     ------------     ------------

 Common Stock                                     $    419,810   $    419,810     $    419,810     $    419,810


 Additional Paid-in Capital:
   Balance at beginning of period                   14,333,503     14,589,838       14,428,903       14,589,838
   Issuance of Common Stock to non-employee
     directors                                         (14,558)        (2,619)         (18,102)          (2,619)

   Issuance of Common Stock under Omnibus Stock
     Plan                                                  -0-         23,257              -0-           23,257

   Forfeitures of Common Stock under Omnibus
     Stock and Employee Stock Purchase Plans           (7,537)         (3,249)         (18,576)          (3,249)
   Exercise of non-qualified stock options under
     Omnibus Stock Plan                                (4,733)        (47,409)        (109,550)         (47,409)
   Tax benefit on exercise of non-qualified
     stock options                                      5,000             -0-           29,000              -0-
                                                 ------------    ------------     ------------     ------------
   Balance at end of period                        14,311,675      14,559,818       14,311,675       14,559,818

 Retained Earnings:
   Balance at beginning of period                 285,854,604    276,360,466       286,511,847      271,954,815
   Net income                                       4,100,653      7,032,678         4,600,842       12,633,809
   Cash dividends - Note B                         (1,160,033)    (1,197,597)       (2,317,465)      (2,393,077)

   Balance at end of period                       288,795,224    282,195,547       288,795,224      282,195,547
                                                 ------------   ------------      ------------     ------------
 Accumulated Other Comprehensive Income:
   Balance at beginning of period                      (2,493)         4,465           12,686               -0-
   Foreign currency translation                       (16,069)         2,983          (31,248)            7,448
                                                 ------------   ------------     ------------      ------------
   Balance at end of period                           (18,562)         7,448          (18,562)            7,448

 Treasury Stock:
   Balance at beginning of period                 (40,995,507)   (43,187,542)     (41,264,330)      (43,187,542)
   Issuance of Common Stock to non-employee
     directors                                        120,938         63,279          129,057            63,279
   Issuance of Common Stock under Omnibus Stock
     Plan                                                 -0-        246,118              -0-           246,118
   Forfeitures of Common Stock under Omnibus
     Stock Plan and Employee Stock Purchase
      Plans                                           (11,063)        (4,064)         (37,599)           (4,064)
   Exercise of non-qualified stock options under
      Omnibus Stock Plan                               44,678        155,703          331,918           155,703
                                                 ------------   ------------     ------------      ------------
   Balance at end of period                       (40,840,954)   (42,726,506)     (40,840,954)      (42,726,506)

 Receivable and Deferred Compensation from Stock
   Plans:
   Balance at beginning of period                  (2,677,235)    (1,935,763)      (2,775,102)       (1,987,850)

   Issuance of Common Stock under Omnibus Stock
     Plan                                                 -0-        (87,083)             -0-           (87,083)
   Forfeitures of Common Stock under Omnibus
     Stock Plan and Employee Stock Purchase Plans       4,943          3,750           13,513             3,750
   Amortization of deferred compensation, net of
     forfeitures                                       42,175            -0-           79,852               -0-
   Applications of dividends and cash repayments       49,087         52,552          100,707           104,639
                                                  ------------  ------------     ------------      ------------
   Balance at end of period                         (2,581,030)   (1,966,544)      (2,581,030)       (1,966,544)
                                                  ------------  ------------     ------------      ------------
                     TOTAL  STOCKHOLDERS' EQUITY  $260,086,163  $252,489,573     $260,086,163      $252,489,573
                                                  ============  ============     ============      ============
 Comprehensive Income:
   Net income                                        4,100,653     7,032,678        4,600,842        12,633,809
   Adjustment from foreign currency translation        (16,069)        2,983          (31,248)            7,448
                                                  ------------  ------------     ------------      ------------
   Comprehensive income                           $  4,084,584  $  7,035,661     $  4,569,594     $  12,641,257
                                                  ============  ============     ============     =============

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                       -6-


 BLAIR CORPORATION AND SUBSIDIARIES
                                                             Six
                                                        Months Ended
                                                           June 30
                                                      2003          2002
                                                  -----------   -----------
 OPERATING ACTIVITIES
   Net income                                     $ 4,600,842   $12,633,809
   Adjustments to reconcile net income
     to net cash (used in) provided by
     operating activities:
       Depreciation and amortization                4,782,433     4,269,900
       Provision for doubtful accounts             16,248,098    14,509,111
       Provision for deferred income taxes         (4,509,000)   (5,261,000)
       Compensation expense (net of
         forfeitures) for stock awards                148,145       239,389
       Changes in operating assets and
         liabilities providing (using) cash:
           Customer accounts receivable           (13,720,874)   (2,477,034)
           Inventories                             10,008,915    38,054,575
      Prepaid expenses and other assets               191,798      (782,083)
      Trade accounts payable                      (12,588,410)  (19,645,802)
      Advance payments from customers                 108,146       900,513
      Accrued expenses                             (4,996,129)    5,201,954
      Federal and state taxes                      (1,382,068)    8,977,532
                                                  -----------   -----------
 NET CASH (USED IN)PROVIDED BY OPERATING
   ACTIVITIES                                      (1,108,104)   56,620,864

 INVESTING  ACTIVITIES
     Purchases of property, plant
       and equipment                               (3,675,599)   (5,835,626)
                                                  -----------   -----------
 NET CASH USED IN INVESTING ACTIVITIES             (3,675,599)   (5,835,626)


 FINANCING ACTIVITIES
   Principle repayments on capital lease
     obligations                                     (173,558)     (169,093)
   Dividends paid                                  (2,317,465)   (2,393,077)
   Exercise of non-qualified stock options            222,368       108,294
   Repayments of notes receivable
     from stock plans                                 100,707       104,639
                                                  -----------   -----------
 NET CASH USED IN FINANCING ACTIVITIES             (2,167,948)   (2,349,237)

 EFFECT OF EXCHANGE RATE CHANGES ON CASH              (33,583)       17,081
                                                  -----------   -----------

 NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS EQUIVALENTS                (6,985,234)   48,453,082

 Cash and cash equivalents at beginning of year    49,975,503     5,712,495
                                                  -----------   -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD       $42,990,269   $54,165,577
                                                  ===========   ===========


 See accompanying notes.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 -7-

 BLAIR CORPORATION AND SUBSIDIARIES

 June 30, 2003

 NOTE A - BASIS OF PRESENTATION
 The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

 The consolidated financial statements include the accounts of Blair Corporation and its wholly-owned subsidiaries. All significant intercompany accounts are eliminated upon consolidation.

 As of June 30, 2003 the Company formed a new wholly-owned subsidiary, Allegheny Trail Corp., to launch a wholesale business targeted primarily at outdoor sporting goods and recreational retailers. Allegheny Trail will offer a core product line of men's and women's outdoor apparel basics at entry-level price points allowing retailers to be more competitive with major brands. Virtually no activity took place with regard to this entity in the second quarter of 2003.

 NOTE B - DIVIDENDS DECLARED
  2-13-02      $.15 per share     2-21-03  $.15 per share
  4-16-02       .15               4-15-03   .15
  7-16-02       .15               7-15-03   .15
 10-15-02       .15

 Blair Corporation has declared a dividend for 280 consecutive quarters.

 NOTE C - Stock Compensation
 In accordance with the provisions of Statement of Financial Accounting Standards No. 123 the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                Three Months Ended         Six Months Ended
                                      June 30                  June 30
                                  2003       2002          2003        2002
                               ----------  ----------   ----------  -----------
 Net income as reported        $4,100,653  $7,032,678   $4,600,842  $12,633,809
 Deduct: Total stock-based
   employee compensation
   expense determined under
   fair value method for all
   awards, net of related
   tax effects                    199,136     103,828      315,407      140,113
                               ----------  ----------   ----------  -----------
Pro forma net income           $3,901,517  $6,928,850   $4,285,435  $12,493,696
                               ==========  ==========   ==========  ===========
 Earnings per share:
   Basic - as reported               $.51        $.88         $.57        $1.58
                               ==========  ==========   ==========  ===========
   Basic - pro forma                 $.48        $.87         $.53        $1.57
                               ==========  ==========   ==========  ===========
   Diluted - as reported             $.51        $.88         $.57        $1.58
                               ==========  ==========   ==========  ===========
   Diluted - pro forma               $.48        $.87         $.53        $1.57
                               ==========  ==========   ==========  ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                     -8-


BLAIR CORPORATION AND SUBSIDIARY

June 30, 2003

NOTE C - Stock Compensation - continued

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.49%, 4.95% and 5.20% for stock options issued 4/15/03, 4/15/02 and 4/16/01, respectively; dividend yields of 2.54%, 3.11% and 3.50% for stock options issued 4/15/03, 4/15/02 and 4/16/01, respectively; volatility factors of the expected market price of the Company's common stock of .540, .564 and .547 for stock options issued 4/15/03, 4/15/02 and 4/16/01, respectively; and a weighted-average expected life of 7 years for the stock options issued 4/15/03, 4/15/02 and 4/16/01. The per share fair value of the options granted was determinded to be $10.63, $8.83 and $7.40 for stock options issued 4/15/03, 4/15/02 and 4/16/01, respectively.

NOTE D - EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING Earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. For diluted earnings per share, the weighted average number of shares includes common stock equivalents related to stock options.

The following table sets forth the computations of basic and diluted earnings per share as required by Statement No. 128:

                                  Three Months Ended      Six Months Ended
                                       June 30               June 30
                                   2003       2002        2003         2002
                               ----------  ----------   ----------  -----------
Numerator:
  Net income                   $4,100,653  $7,032,678   $4,600,842  $12,633,809

 Denominator:
   Denominator for basic
     earnings per share -
     weighted average
     shares outstanding         8,056,104   7,979,883    8,050,201    7,975,591
 Effect of dilutive securities:
   Employee stock options          23,107      26,157       27,246       14,716

 Denominator for diluted
   earnings per share -
   weighted average shares
   outstanding and assumed
   conversions                  $8,079,211  $8,006,040  $8,077,447   $7,990,307
                                ==========  ==========  ==========   ==========
 Basic earnings per share             $.51        $.88        $.57        $1.58
                                ==========  ==========  ==========   ==========
 Diluted earnings per share           $.51        $.88        $.57        $1.58
                                ==========  ==========  ==========   ==========


 NOTE E - ACCRUED EXPENSES
 Accrued expenses consist of:

                                                June 30          December 31
                                                  2003               2002
                                              -----------        -----------
 Employee compensation                        $10,327,622        $12,923,615
     Profit sharing contribution                  518,389          2,094,327
     Health insurance                           1,184,236          1,767,850
     Voluntary separation program                 936,764          1,098,103
     Taxes, other than taxes on income            830,217            919,183
     Other accrued items                        1,175,770          1,167,163
                                              -----------        -----------
                                              $14,972,998        $19,970,241
                                              ===========        ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                     -9-

BLAIR CORPORATION AND SUBSIDIARY

June 30, 2003

NOTE F - Leases
Capital Leases
The Company leases certain data processing and telephone equipment under agreements that expire in various years through 2005. The following is a schedule by year of future minimum capital lease payments required under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2003:
           2003                                    $ 203,992
           2004                                      407,983
           2005                                      103,377
                                                   ---------
                                                     715,352
Less amount representing interest                    (58,743)
                                                   ---------
Present value of minimum lease payments              656,609
Less current portion                                (361,283)
                                                   ---------
Long-term portion of capital lease obligations     $ 295,326
                                                   =========

Operating Leases
The Company leases certain data processing, office and telephone equipment under agreements that expire in various years through 2008. The Company has also entered into several lease agreements for buildings, expiring in various years through 2012. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2003:
2003                                             $ 1,522,461
2004                                               2,565,790
2005                                               2,028,641
2006                                               1,590,985
2007                                               1,276,752
Thereafter                                         3,893,171
                                                 -----------
                                                 $12,877,800
                                                 ===========

NOTE G - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense are as follows:
                          Three Months Ended          Six Months Ended
                               June 30                     June 30
                           2003        2002            2003         2002
                        ----------   ----------      ----------  -----------
Currently payable:
  Federal               $3,595,000   $6,471,000      $6,253,000  $11,322,000
  Foreign                  195,000       26,000         320,000       66,000
  State                    437,000      600,000         762,000      882,000
                        ----------   ----------      ----------  -----------
                         4,227,000    7,097,000       7,335,000   12,270,000
Deferred credit         (1,695,000)  (3,147,000)     (4,509,000)  (5,261,000)
                        ----------   ----------      ----------  -----------
                        $2,532,000   $3,950,000      $2,826,000  $ 7,009,000
                        ==========   ==========      ==========  ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                     -10-

BLAIR CORPORATION AND SUBSIDIARIES

June 30,2003

NOTE G - INCOME TAXES - continued

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                          Three Months Ended             Six Months Ended
                               June 30                       June 30
                           2003         2002             2003        2002
                        ----------   ----------       ----------  ----------
Statutory rate applied
  to pre-tax income     $2,321,429   $3,843,937       $2,599,395  $6,874,983
State income taxes,
  net of federal tax
  benefit                 155,350        97,500          146,250     119,600
Other items                55,221         8,563           80,355      14,417
                        ----------   ----------       ----------  ----------
                        $2,532,000   $3,950,000       $2,826,000  $7,009,000
                        ==========   ==========       ==========  ==========

In a previous year, the Company incurred a net operating loss of approximately $21 million in the State of Pennsylvania. Only $20 million of the net operating loss is available to offset future income in the state because Pennsylvania limits the annual net operating loss carry forward to $2 million for 10 years. A deferred tax asset has been established based on the $20 million net operating loss available to be carried forward. The deferred tax asset is offset by a valuation allowance because it is uncertain as to whether the Company will generate sufficient income in the State of Pennsylvania in the future to absorb the net operating loss before they expire in 2011.

Components of the provision for deferred income tax (benefit) expense are as follows:

                          Three Months Ended             Six Months Ended
                                June 30                  June 30
                            2003        2002              2003        2002
                       -----------   -----------     -----------   ----------
Provision for
  estimated returns    $   386,000   $   198,000     $  (636,000)  $ (475,000)
Provision for
  doubtful accounts       (134,000)      372,000        (314,000)     186,000
Advertising costs       (1,630,000)   (3,556,000)     (2,745,000)  (4,440,000)
Severance                   59,000        19,000          62,000       48,000
Inventory obsolescence     189,000        54,000          23,000      (66,000)
Depreciation              (493,000)     (203,000)       (765,000)    (445,000)
Other items - net          (72,000)      (31,000)       (134,000)     (69,000)
                       -----------   -----------     -----------   ----------
                       $(1,695,000)  $(3,147,000)    $(4,509,000)  $(5,261,000)
                       ===========   ===========     ===========   ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                     -11-

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2003

NOTE G - INCOME TAXES - continued

Components of the deferred tax assets and liability under the liability method as of June 30, 2003 and December 31, 2002 are as follows:
                                          June 30       December 31
                                            2003            2002
                                        -----------     -----------

Current net deferred tax asset:
  Doubtful accounts                     $14,362,000     $14,048,000
  Returns allowances                      2,223,000       1,587,000
  Inventory obsolescence                  1,504,000       1,527,000
  Inventory costs                          (328,000)       (328,000)
  Vacation pay                            1,670,000       1,670,000
  Advertising costs                      (4,626,000)     (7,371,000)
  State net operating loss                  490,000         490,000
  Other items                               562,000         490,000
                                        -----------     -----------
  Total deferred tax asset               15,857,000      12,113,000
  State valuation allowance                (490,000)       (490,000)
                                        -----------     -----------
  Deferred tax asset,
    net of valuation allowance          $15,367,000     $11,623,000
                                        ===========     ===========

Long-term deferred tax liability:
   Property, plant and equipment        $   846,000     $ 1,611,000
                                        ===========     ===========

NOTE H - INVENTORIES

Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, inventories would have increased by approximately $5,676,000 at both June 30, 2003 and December 31, 2002. The Company has a reserve for slow moving and obsolete inventory amounting to $3,940,000 at June 30, 2003, $4,000,000 at December 31, 2002 and $4,321,000 at June 30, 2002.

NOTE I - OTHER INCOME Other income consists of:
                           Three Months Ended         Six Months Ended
                                 June 30                    June 30
                            2003         2002        2003          2002
                         ----------   ----------  -----------  -----------
Finance charges on time
payment accounts         $8,578,328   $8,757,726  $17,313,575  $17,891,770
Commissions earned          342,328      579,539      564,979      978,170
Other items                 954,002      539,809    1,784,449    1,080,211
                         ----------   ----------  -----------  -----------
                         $9,874,658   $9,877,074  $19,663,003  $19,950,151
                         ==========   ==========  ===========  ===========

Finance charges on time payment accounts are recognized on an accrual basis of accounting.

NOTE J - FINANCING ARRANGEMENTS

On December 20, 2001, the Company entered into a Credit Agreement with PNC Bank, National Association, as agent, and certain other banks. The Agreement put in place a syndicated revolving credit facility of up to $30 million, secured by inventory and certain other assets of the Company and its subsidiaries. As of June 30, 2003, the facility had lender commitments of $28 million. The revolving credit facility expires on December 20, 2004. The credit agreement was amended on July 25, 2003 to increase the commitments to the facility from $28 million to $30 million. See Footnote Q Subsequent Events for further discussion. For each borrowing tranche, the Company may select from three options to determine the interest rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued             -12-

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2003

NOTE J - FINANCING ARRANGEMENTS - continued

The options are: a base rate option (greater of Prime or Fed Funds Rate plus .5% as of June 30, 2003); swing loan rate option (as quoted by PNC Bank); or Euro-rate option (Euro-rate plus 1.50%) as defined in the Credit Agreement. The Company is required to meet certain covenants that relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. As of June 30, 2003, the Company was in compliance with all the Agreement's covenants. At June 30, 2003, the Company had no borrowings (loans) outstanding, but had letters of credit totaling $14.8 million outstanding, which reduces the amount of borrowings available under the Credit Agreement. At December 31, 2002, the Company had no borrowings (loans) outstanding, but had letters of credit totaling $16.2 million outstanding. At June 30, 2002, the Company had no borrowings (loans) outstanding, but had letters of credit totaling $13.6 million outstanding under the Credit Agreement.

Also, on December 20, 2001, the Company completed a securitization of up to $100 million in accounts receivable with PNC Bank, National Association, as administrator, and certain conduit purchasers. At December 20, 2001, the securitization had initial lender commitments of $50 million. On April 9, 2003, the securitization was amended to increase the commitment level from $50 million to $70 million and extend the term to April 7, 2006. The interest rate charged approximates 1-month LIBOR plus 55 basis points. The amended securitization increased the interest rate spread to 80 basis points. The Company sells all right, title and interest in and to certain of its accounts receivable to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate bankruptcy remote special purpose entity that entered into a Receivables Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivables Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. At June 30, 2003, $70 million of the $100 million was available to the Company. The interest rate approximates 1-month LIBOR plus 80 basis points as defined in the Receivables Purchase Agreement. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. As of June 30, 2003, the Company was in compliance with all the requirements of the Receivables Purchase Agreement. At June 30, 2003, December 31, 2002, and June 30, 2002 the Company had $15 million outstanding, the minimum amount required to be outstanding under the terms of the Receivables Purchase Agreement, all of which was classified as short-term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                     -13-

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2003

NOTE K - NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted the provisions of SFAS No.
142 Goodwill and Other Intangible Assets and SFAS No. 143 Accounting For
Asset Retirement Obligations.  The Company adopted SFAS No. 148,
Accounting For Stock-Based Compensation Transition and Disclosure an amendment of SFAS No. 123, Accounting for Stock-Based Compensation effective the year ending December 31,2002.
SFAS No. 145, Recission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others were adopted by the Company effective January 1, 2003. The adoption of these standards did not have a material impact on the Company's results of operations or financial condition.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed. The Company's adoption of this statement in the first quarter of 2002 did not have an impact on the Company's financial results, but does impact the accounting treatment of the planned sale of the Blair Outlet Store in Erie, Pa. (See Note L)

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company's adoption of this statement in the first quarter 2003 did not have an impact on the Company's financial results, but does impact the accounting treatment of the voluntary separation of employees due to the planned sale of the Blair Outlet Store in Erie. (See Note M)

In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is generally effective for contracts entered into or modified after June 30, 2003. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the Company's fourth quarter. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial condition.

NOTE L - Long-lived AssetS Classified as Held for Sale Upon review of the Company's inventory liquidation strategy, the Company made the decision in January 2003 to close its liquidation outlet store located in Erie, Pa. This closure was effective at the close of business on March 28, 2003. The Company intends to sell the building and believes that the sale will be completed by March 2004. Evolvement of the Company's inventory liquidation strategy into more rapid and profitable methods of disposing obsolete and excess inventory led to this decision. Over the past three years, package insertions, telephone upsell promotions, sale catalogs and the growing e-commerce channel have proven to be more successful and profitable in moving inventory than the traditional outlet sales process. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                     -14-

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2003

NOTE L - Long-lived AssetS Classified as Held for Sale - continued

$1,368,526 shown as Assets Held for Sale at June 30, 2003 and the $1,669,299 shown as Assets Held for Sale at December 31, 2002 consist of the net book value of the land, land improvements and building. The carrying value of the asset was reduced as a result of the level of interest in the asset.

NOTE M - VOLUNTARY SEPARATION PROGRAM
In the first quarter of 2003, the Company accrued and charged to expense $75,000 in separation costs. The costs were charged to General and Administrative Expense in the income statement. The one-time $75,000 charge represents severance pay, related payroll taxes and medical benefits due the 32 eligible employees who accepted the voluntary separation program offered in connection with closing the Company's Outlet Store located in Erie, Pennsylvania on March 28, 2003. As of June 30, 2003, $53,000 has been paid. This liability is considered satisfied and resulted in $22,000 being taken back to income.

In the first quarter of 2001, the Company accrued and charged to expense $2.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The one-time $2.5 million charge represents severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of June 30, 2003, approximately $1.56 million of the $2.5 million has been paid.

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

NOTE Q - SUBSEQUENT EVENTS
The Company amended its December 20, 2001 revolving credit facility as of July 25, 2003. The amendment increases the total commitments, including letters of credit, from $28 million to $30 million. The limit for letters of credit increased from $20 million to $30 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -15-
CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2003

Results of Operations

Comparison of Second Quarter 2003 and Second Quarter 2002

Net income for the second quarter ended June 30, 2003 decreased 41.7% to $4,100,653 or $.51 per basic and diluted share, compared to net income of $7,032,678, or $.88 per basic and diluted share, for the second quarter ended June 30, 2002. Results for the second quarter of 2003 reflect the impact of increases in cost of goods sold and advertising expenses.

Net sales for the second quarter of 2003 increased $6.8 million to $154.3 million or 4.6% compared to net sales for the second quarter of 2002. The increase in net sales was primarily attributable to strategic increases in catalog mailings to current customers that served to generate sales and improve inventory management. Actual response rates were lower in the second quarter of 2003 than in the second quarter of 2002. Gross sales revenue generated per advertising dollar decreased approximately 7% in the second quarter of 2003 as compared to the second quarter of 2002. The total number of orders shipped increased 7% while the average order size decreased 3% in the second quarter of 2003 as compared to the second quarter of 2002. The provision for returned merchandise as a percentage of gross mail order sales decreased 6% or $1.4 million in the second quarter of 2003 as compared to the second quarter of 2002. Management believes that this decrease is attributed to ongoing efforts to improve product quality and fit.

Other income is flat in the second quarter of 2003 as compared to the second quarter of 2002.

Cost of goods sold increased $3.8 million or 5.5% to $72.8 million in the second quarter of 2003 as compared to the second quarter of 2002. As a percentage of net sales, cost of goods sold increased to 47.1% in the second quarter of 2003 from 46.7% in the second quarter of 2002. The increase in cost of goods sold reflects an increase in sales generated from promotional activities intended to address lower response rates. In addition, higher inbound freight expenses and the postal rate increase of approximately 10% that took place on June 30, 2002 and impacted outbound shipping expense, contributed to the increase.

Advertising expenses in the second quarter of 2003 increased $4.6 million or 12.6% to $41.5 million from the second quarter of 2002. Strategic increases in catalog mailings to current customers account for the majority of the increase. The June 30, 2002 postal rate increase and a 2% increase in printing costs effective April 1, 2003 also contributed to this variance.

The total number of catalog mailings released in the second quarter of 2003 increased by 9.5 million or 20% as compared to the second quarter of 2002. The total number of prospect catalog mailings decreased by 1.1 million or 6% compared to the second quarter of 2002. Print advertising for Crossing Pointe is all via catalog and is included in the catalog mailings numbers.

The total number of letter mailings released in the second quarter of 2003 decreased by 1.2 million or 6% versus the second quarter of 2002.

Total circulation of the co-op and media advertising programs increased by 2.9 million pieces or 2% in the second quarter of 2003 as compared to the second quarter of 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               -16-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2003

Results of Operations - continued

Comparison of Second Quarter 2003 and Second Quarter 2002 -
Continued

The Company launched e-commerce sites for Blair www.blair.com and Crossing Pointe www.crossingpointe.com in the third quarter of 2000. In the second quarter of 2003, the Company generated $22.8 million in e-commerce gross sales demand, as compared to $16.1 million in the second quarter of 2002.

General and administrative expense increased $1.6 million or 4.9% to $34.9 million in the second quarter of 2003 as compared to the second quarter of 2002. The higher general and administrative expense was primarily attributable to increased employee costs and additional bank fees incurred as part of rate increases for check processing and costs associated with the amended securitization. The amended securitization, which is discussed further in the "Liquidity and Sources of Capital" section, provided additional liquidity and extended the term.

The provision for doubtful accounts increased $1.1 million or 15.4% to $8.4 million from the second quarter of 2003 to the second quarter of 2002. The estimated bad debt rate used in the second quarter of 2003 was approximately 12% or 89 basis points higher than the bad debt rate used in the second quarter of 2002. The estimated bad debt rate has increased primarily due to increased credit offers to both Blair and Crossing Pointe prospects, which traditionally result in higher bad debts. These offers to prospects are intended to increase sales and the Company's customer file.

The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). At June 30, 2003, the delinquency rate of open accounts receivable was approximately 10% or 121 basis points higher than at June 30, 2002. Conversely, the charge-off rate for the second quarter of 2003 was 3% or 4 basis points less than the charge-off rate for the first quarter of 2002. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The allowance for doubtful accounts as a percentage of delinquent accounts decreased 5% or 861 basis points at June 30, 2003 as compared to June 30, 2002. The allowance for doubtful accounts as a percentage of open accounts is the same at June 30, 2003 and June 30, 2002. At this time, the Company feels that the allowance for doubtful accounts is sufficient to cover the charge-offs from the current customer accounts receivable portfolio. Also, credit granting, collection and behavior models continue to be updated and improved, and, along with expanding database capabilities, provide valuable credit-marketing opportunities.

Interest expense decreased approximately $30,000 or 24% to $95,380 in the second quarter of 2003 as compared to the second quarter of 2002. Interest expense results primarily from the Company's required borrowings under the Receivables Purchase Agreement. Interest rates have been lower in the second quarter of 2003.

Income taxes as a percentage of income before income taxes were 38.2% in the second quarter of 2003 and 36.0% in the second quarter of 2002. The federal income tax rate was 35% in both years. The difference in the total income tax rate was caused by a change in the Company's effective state income tax rate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -17-
CONDITION AND RESULTS OF OPERATIONS - Continued


BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2003

Results of Operations - continued

Comparison of Six Month Periods Ended June 30, 2003 and June 30,2002

Net income for the six months ended June 30, 2003 decreased 63.6% to $4,600,842, or $.57 per share, as compared to $12,633,809, or $1.58 per share, for the six months ended June 30, 2002. Results for the first six months of 2003 reflect increases in cost of goods sold, advertising expenses, general & administrative expenses and the provision for doubtful accounts.

Net sales for the first six months of 2003 increased $8.6 million to $291.4 million or 3% greater than net sales for the first six months of 2002. The increase in net sales was primarily attributable to strategic increases in catalog and letter mailings to current and prospective customers that served to generate sales, grow the customer file and improve inventory management. Actual response rates in the first six months of 2003 were lower than in the first six months of 2002. Gross sales revenue generated per advertising dollar decreased approximately 8% in the first six months of 2003 as compared to the first six months of 2002. The provision for returned merchandise as a percentage of gross mail order sales decreased 3.5% or $1.6 million in the first six months of 2003 as compared to the first six months of 2002. Management attributes this favorable change to improved product quality and fit.

Other income decreased approximately $287,000 or 1.4% to $19.7 million in the first six months of 2003 as compared to the first six months of 2002. Lower finance charges and commissions were primarily responsible for the small reduction in other income. The lower finance charges resulted from decreased customer accounts receivable and the lower commissions resulted from decreased continuity program activity.

Cost of goods sold increased $7.1 million or 5.4% to $140.6 million in the first six months of 2003 as compared to the same period in 2002. As a percentage of net sales, cost of goods sold increased to 48.3% in the first six months of 2003 from 47.2% in the first half 2002. The increase in cost of goods sold reflects an increase in sales generated from promotional activities intended to address lower response rates. Further, higher inbound freight expenses, a greater mix of outbound packages in excess of one pound that increased shipping costs and the postal rate increase of approximately 10% that took place on June 30, 2002 contributed to the increase.

Advertising expenses in the first six months of 2003 increased $9.0 million or 12.7% to $80.1 million. Strategic increases in catalog and letter mailings to current and prospective customers account for the majority of the increase. The June 30, 2002 postal rate increase and a 2% increase in printing costs effective April 1, 2003 also contributed to this variance.

The total number of catalog mailings released in the first six months of 2003 was 24.0 million or 28.1% greater than those released in the first six months of 2002.

The total number of letter mailings released in the first six months of 2003 was
33.5 million or 2.7% greater than those released in the first six months of 2002.

Total circulation of the co-op and media advertising programs increased 19.6 million pieces or 4.3% in the first six months of 2003 as compared to the first six months of 2002.

The Company launched e-commerce sites for Blair www.blair.com and Crossing Pointe www.crossingpointe.com in the third quarter of 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -18-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2003

Results of Operations - continued

Comparison of Six Month Periods Ended June 30, 2003 and June 30,2002 - continued

In the first six months of 2003, the Company has generated $41.7 million in e-commerce gross sales demand, an increase of 30.7% in the first six months of 2002. In all of 2002, the Company generated $65.7 million in e-commerce orders.

General and administrative expense increased $2.7 million from $63.8 million to $66.5 million or 4.2% in the first six months of 2003 as compared to the first six months of 2002. The higher general and administrative expense in the first six months of 2003 was primarily attributable to increased employee costs, additional bank fees and costs incurred to service an expanded credit program. The increased employee costs were associated with the completion of enhancements and automation of the Company's fulfillment capabilities. The additional bank fees were incurred as part of rate increases for check processing and costs associated with the amended securitization. The amended securitization, which is discussed further in the "Liquidity and Sources of Capital" section, provided additional liquidity and extended the term.

The provision for doubtful accounts increased $1.7 million from $14.5 million to $16.2 million or 12.0% from the first six months of 2003 compared to the same period in 2002. The estimated bad debt rate used in the first six months of 2003 was approximately 10% or 78 basis points higher than the bad debt rate used in the first six months of 2002. The estimated bad debt rate has increased primarily due to increased credit offers to both Blair and Crossing Pointe prospects, which traditionally result in higher bad debts. These offers to prospects are made to increase sales and to build the customer file.

The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). At June 30, 2003, the delinquency rate of open accounts receivable was approximately 10% or 121 basis points higher than at June 30, 2002. The charge-off rate for the first six months of 2003 was 4% or 5 basis points greater than the charge-off rate for the first six months of 2002. Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The allowance for doubtful accounts as a percentage of delinquent accounts decreased 5% or 861 basis points at June 30, 2003 as compared to June 30, 2002. The allowance for doubtful accounts as a percentage of open accounts receivable is the same at June 30, 2003 and June 30, 2002. At this time, the Company feels that the allowance for doubtful accounts is sufficient to cover the charge-offs from the current customer accounts receivable portfolio. Also, credit granting, collection and behavior models continue to be updated and improved, and, along with expanding database capabilities, provide valuable credit-marketing opportunities.

Interest expense decreased approximately $62,000 to $184,840 or 25.1% in the first six months of 2003 as compared to the first six months of 2002. Interest expense results primarily from the Company's required borrowings under the Receivables Purchase Agreement. Interest rates have been lower in the first six months of 2003.

Income taxes as a percentage of income before income taxes were 38.1% in the first six months of 2003 and 35.7% in the first six months of 2002. The federal income tax rate was 35% in both years. The difference in the total income tax rate was caused by a change in the Company's effective state income tax rate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -19-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2003

Liquidity and Sources of Capital

All working capital and cash requirements for the first six months of 2003 were met using funds from operations and surplus cash.

On December 20, 2001, the Company entered into a Credit Agreement with PNC Bank, National Association, as agent, and certain other banks. The Agreement put in place a syndicated revolving credit facility of up to $30 million, secured by inventory and certain other assets of the Company and its subsidiaries. As of June 30, 2003, the facility had lender commitments of $28 million. The revolving credit facility expires on December 20, 2004. For each borrowing tranche, the Company may select from three options to determine the interest rate. The options are: a base rate option (greater of Prime or Fed Funds Rate plus .5% as of June 30, 2003); swing loan rate option (as quoted by PNC Bank); or Euro-rate option (Euro-rate plus 1.50%) as defined in the Credit Agreement. The Company is required to meet certain covenants that relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. As of June 30, 2003, the Company was in compliance with all the Credit Agreement's covenants. At June 30, 2003, the Company had no borrowings (loans) outstanding, but had letters of credit totaling $14.8 million outstanding, which reduces the amount of borrowings available under the Credit Agreement. At December 31, 2002, the Company had no borrowings (loans) outstanding, but had letters of credit totaling $16.2 million outstanding. At June 30, 2002, the Company had no borrowings (loans) outstanding, but letters of credit totaling $13.6 million outstanding under the Credit Agreement.

Also, on December 20, 2001, the Company completed a securitization of up to $100 million in accounts receivable with PNC Bank, National Association, as administrator, and certain conduit purchasers. At December 20, 2001, the securitization had initial lender commitments of $50 million. On April 9, 2003, the securitization was amended to increase the commitment level from $50 million to $70 million and extend the term to April 7, 2006. The interest rate charged approximates 1-month libor plus 55 basis points. The amended securitization increased the interest rate spread to 80 basis points. The Company sells all right, title and interest in and to certain of its accounts receivable to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate bankruptcy remote special purpose entity that entered into a Receivables Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivables Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. At June 30, 2003, $70 million of the $100 million was available to the Company. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. As of June 30, 2003, the Company was in compliance with all the requirements of the Receivables Purchase Agreement. At June 30, 2003, December 31, 2002, and June 30, 2002, the Company had $15 million outstanding, the minimum amount required to be outstanding under the terms of the Receivables Purchase Agreement, all of which was classified as short-term.

The ratio of current assets to current liabilities was 4.12 at June 30, 2003,
3.39 at December 31, 2002 and 3.67 at June 30, 2002. Working capital increased $2.9 million to $205.2 million in the first six months of 2003 primarily due to a smaller amount of purchases of property, plant and equipment. The 2003 increase was primarily reflected in decreased trade accounts payable and accruals for expenses exceeding decreases in cash and cash equivalents and customer accounts receivable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -20-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2003

Liquidity and Sources of Capital - Continued

Merchandise inventory turnover was 3.6 times at June 30, 2003, 3.4 times at December 31, 2002 and 2.9 times at June 30, 2002. Merchandise inventory as of June 30, 2003 of $52.1 million was $3 million or 6% lower than at December 31, 2002 and $4 million or 8% greater than at June 30, 2002. The merchandise inventory levels are net of the Company's reserve for inventory obsolescence. The reserve totaled $3.9 million at June 30, 2003, $4.0 million at December 31, 2002 and $4.3 million at June 30, 2002. Inventory write-offs and write-downs (reductions to below cost) charged against the reserve for obsolescence were $2.4 million in the first six months of 2003 and $3.4 million in the first six months of 2002. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold, based on the levels of merchandise inventory and merchandise purchases.

An operating segment is identified as a component of an enterprise for which separate financial information is available for evaluation by the chief decision-maker, or decision-making group, in deciding on how to allocate resources and assess performance. The Company operates as one business segment consisting of the Womenswear, Menswear, Home and Crossing Pointe product lines. Crossing Pointe was added in the third quarter of 2000 and is becoming a significant source of revenue.

                                    Percent                           Percent
                  June 30, 2003     of Total       June 30, 2002      of Total
Product Line         Net Sales      Net Sales        Net Sales        Net Sales
------------      --------------    ---------      --------------     ---------
Womenswear        $187.4 million        64.3%      $185.3 million         65.5%
Menswear            47.7 million        16.4%        52.9 million         18.7%
Home                35.2 million        12.1%        28.7 million         10.2%
Crossing Pointe     21.1 million         7.2%        15.9 million          5.6%
                  --------------    ---------      --------------     ---------
Total             $291.4 million       100.0%      $282.8 million        100.0%
                  ==============    =========      ==============     =========

                  June 30, 2003     December 31, 2002      June 30,2002
                   Merchandise         Merchandise          Merchandise
Product Line        Inventory           Inventory            Inventory
------------      -------------     -----------------      -------------
Womenswear        $31.8 million         $32.1 million      $33.5 million
Menswear            8.4 million          11.0 million        8.3 million
Home                4.8 million           5.0 million        3.3 million
Crossing Pointe     7.1 million           7.0 million        3.0 million
                  -------------     -----------------      -------------
Total             $52.1 million         $55.1 million      $48.1 million
                  =============     =================      =============
The Company looks upon its credit granting (Blair Credit) as a marketing advantage. Blair Credit customers, on average, buy more, buy more often and are more loyal than cash and credit card customers. The Company has determined that the benefit from the increased sales volume achieved by offering the Blair Credit is significant and more than outweighs the cost of the credit program. The cost of the credit program is comparable to the discount rates of third party credit cards. The Company's gross credit sales increased 3.5% in the first six months of 2003 as compared to the first six months of 2002.

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $3.7 million during the first six months of 2003 and $5.8 million during the first six months of 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -21-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2003

Liquidity and Sources of Capital - Continued

Capital expenditures had been projected to be $15 million plus for each of the years 2001 and 2002 and nearly $10 million for 2003. However, capital expenditures for 2001 were delayed due to economic conditions. This included slowing the implementation of the previously announced modernization and enhancement of the Company's fulfillment operations. The fulfillment project was completed in the second quarter at a total cost of $13.2 million, down from earlier estimates of $21 million. The Company anticipates that this equipment will increase the productivity of its fulfillment operations.

The Company continues to hold for sale its liquidation outlet store located in Erie, Pa. The Company believes the sale will be completed by March, 2004.

The Company has contractual obligations consisting of capital leases for data processing and telephone equipment, and operating leases for buildings and data processing, office and telephone equipment.

                              Payments Due by Period
Contractual
Obligations         Total        2003      2004-2005   2006-2007   Thereafter
-------------    -----------  ----------   ----------  ---------   ----------
Capital
lease
Obligations        $ 656,609    $176,421   $  480,188       ---          ---
Operating
  leases          12,877,800   1,522,461    4,594,431   2,867,737   3,893,171
                 -----------  ----------   ----------  ---------   ---------
Total            $13,534,409  $1,698,882   $5,074,619  $2,867,737  $3,893,171
                 ===========  ==========   ==========  ==========  ==========

The Company has other commercial commitments consisting of a revolving credit facility of up to $30 million and a securitization of up to $100 million in accounts receivable.

                                  Amount of Commitment
                                 Expiration Per Period
Other                   Total         Less                            After
Commercial             Amounts        than        1 - 3      4 - 5      5
Commitments           Committed      1 year       years      years    Years
-------------------  -----------     ------    ------------  ------   ------
Line of Credit-
  Revolving
  effective 7/25/03  $ 30,000,000     -0-      $ 30,000,000    -0-      -0-

Line of Credit-
  Securitization
  effective 4/9/2003   70,000,000      -0-       70,000,000    -0-      -0-
                     ------------    ------    ------------  ------   ------
Total                $100,000,000      -0-     $100,000,000    -0-      -0-
                     ============    ======    ============  ======   ======

If an event of default should occur, payments and/or maturity of the lines of credit could be accelerated. The Company is not in default and does not expect to be in default of any of the provisions of the credit facilities.

The Company continues to have significant deferred tax assets primarily resulting from reserves against accounts receivable. The Company believes these assets are realizable based upon past earnings and availability in the carry-back period.

The Company recently declared a quarterly dividend of $.15 per share payable on September 15, 2003. The Company has declared dividends for 280 consecutive quarters. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an ongoing basis. See "Future Considerations".

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -22-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2003

Liquidity and Sources of Capital - continued

The Company has, from the fourth quarter of 1996 through the year 2000, repurchased a total of 1,620,940 shares of its Common Stock. No shares were repurchased in 2001, 2002, or in the first six months of 2003.

Future cash needs will be financed by cash flow from operations, the existing borrowing arrangement and, if needed, other financing arrangements that may be available to the Company. The Company's current projection of future cash requirements, however, may be affected in the future by numerous factors, including changes in customer payments on accounts receivable, consumer credit, industry trends, sales volume, operating cost fluctuations, revised capital spending plans and unplanned capital spending.

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

The allowance for doubtful accounts and related items, provision for doubtful accounts and Blair Credit, are discussed in "Results of Operations," "Liquidity and Sources of Capital" and "Future Considerations." A change in the charge off rate would cause changes in the provision for doubtful accounts and the allowance for doubtful accounts. Based on the Company's 2002 level of credit sales and finance charges, net income would change by approximately $2.5 million, or $.31 per share, from a 1% change in the charge off rate.

The allowance for returns is a deduction from customer accounts receivable. A monthly provision for anticipated returns is recorded as a percentage of gross sales, based upon historical experience. The provision is charged against gross sales to arrive at net sales, and actual returns are charged against the allowance for returns. Returns are generally more predictable as they settle within two-to three months, but are impacted by season, new products and/or product lines, type of sale (cash, credit card, Blair Credit) and sales mix (prospect/customer). The Company feels that the allowance for returns is sufficient to cover the returns that will occur after June 30, 2003 from sales prior to July 1, 2003. A change in the returns rate would cause changes in the provision for returns and the allowance for returns. Based on the Company's 2002 level of sales, net income would change by approximately $2.8 million, or $.35 per share, from a 1% change in the returns rate.

The reserve for inventory obsolescence and related items, inventory levels and write-downs, are discussed in "Liquidity and Sources of Capital" and "Future Considerations". The Company feels that the reserve for inventory obsolescence is sufficient to cover the write-offs and write-downs that will occur after June 30, 2003 on merchandise inventory as of June 30, 2003. A change in the obsolescence rate would cause changes in cost of goods sold and the reserve for inventory obsolescence. Based on the Company's 2002 level of merchandise subject to obsolescence, net income would change by approximately $1.8 million, or $.22 per share, from a 1% change in the obsolescence rate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -23-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2003

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

The Company principally uses the LIFO method of accounting for its merchandise inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces distortion in reported income due to increasing costs. However, the Company has been experiencing consistent to declining merchandise costs and the LIFO reserve has remained relatively constant-$5.7 million at June 30, 2003 and at December 31, 2002. At June 30, 2002, the LIFO reserve was $5.4 million.

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

Accounting Pronouncements

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 Goodwill and Other Intangible Assets and SFAS No. 143 Accounting For Asset Retirement Obligations. The Company adopted SFAS No. 148, Accounting For Stock-Based Compensation Transition and Disclosure an amendment of SFAS No. 123, Accounting for Stock-Based Compensation effective the year ending December 31,2002.

SFAS No. 145, Recission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others were adopted by the Company effective January 1, 2003. The adoption of these standards did not have a material impact on the Company's results of operations or financial condition.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed. The Company's adoption of this statement in the first quarter of 2002 did not have an impact on the Company's financial results, but does impact the accounting treatment of the planned sale of the Blair Outlet Store in Erie, Pa. (See Note L)

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company's adoption of

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -24-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2003

Accounting Pronouncements-continued

this statement in the first quarter 2003 did not have an impact on the Company's financial results, but does impact the accounting treatment of the voluntary separation of employees due to the planned sale of the Blair Outlet Store in Erie. (See Note M)

In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is generally effective for contracts entered into or modified after June 30, 2003. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the Company's fourth quarter. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial condition.

Future Considerations

The Company is faced with the ever-present challenge of maintaining and expanding its customer file. This involves the acquisition of new customers (prospects), the conversion of new customers to established customers (active repeat buyers) and the retention and/or reactivation of established customers. These actions are vital in growing the business but are being negatively impacted by increased operating costs, increased competition in the retail sector, high levels of consumer debt, varying consumer response rates and an uncertain economy. The preceding factors can also negatively impact the Company's ability to properly value accounts receivable and inventories by making it more difficult to establish proper reserve and allowance levels, specifically, the allowances for doubtful accounts and returns and the reserve for inventory obsolescence.

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

The Company has a working arrangement with accomplished actress, artist, author and mother, Jane Seymour, to launch the "Jane Seymour Signature Collection" of women's apparel. The Jane Seymour inspired womens fashions are being sold exclusively through the Company's Crossing Pointe catalog and website (www.crossingpointe.com). The first "Jane Seymour Signature Collection" fashions previewed in early January 2002 on the Crossing Pointe website and debuted in the Crossing Pointe Spring 2002 Catalog mailed at the end of January 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -25-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2003

Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995 - continued

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements are included in, but not limited to, the following sections of the report:

      - The paragraph on the provision for doubtful accounts in the Results of Operations, Comparison of Second Quarter 2003 and Second Quarter 2002.

      - The paragraph on the provision for doubtful accounts in the Results of Operations, Comparison of Six Month Periods Ended June 30, 2003 and June 30, 2002.

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

ITEM 4.  CONTROLS AND
PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)under the Securities Exchange Act of 1934) each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required

ITEM 4.  CONTROLS AND PROCEDURES - continued                               -26-

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2003

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

PART II.  OTHER INFORMATION                                                -27-

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2003

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

      Not Applicable.

Item 3.  Defaults Upon Senior Securities

      Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

    (a) The Company's Annual Meeting of Stockholders was held April 15, 2003.

    (b) At the Annual Meeting of Stockholders, all of the Company's directors were elected at said meeting, as follows:
              Steven M. Blair 6,320,776 Votes For, 894,552 Votes Withheld Robert D. Crowley 6,391,472 Votes For, 823,856 Votes Withheld Harriet Edelman 6,491,507 Votes For, 723,821 Votes Withheld Bryan J. Flanagan 6,390,592 Votes For, 824,736 Votes Withheld John O. Hanna 6,368,886 Votes For, 846,442 Votes Withheld Craig N. Johnson 6,369,761 Votes For, 845,567 Votes Withheld Murray K. McComas 6,355,281 Votes For, 860,047 Votes Withheld Thomas P. McKeever 6,375,985 Votes For, 839,343 Votes Withheld Ronald L. Ramseyer 6,525,547 Votes For, 689,781 Votes Withheld Michael A. Schuler 6,496,944 Votes For, 718,384 Votes Withheld John E. Zawacki 6,391,651 Votes For, 823,677 Votes Withheld

        Since all of the directors of the Company were elected at the Annual Meeting of Stockholders, there are no directors whose term of office as a director continued after the meeting.

    (c) The following other matters were voted upon at the meeting, and the following number of affirmative votes and negative votes were cast with respect to each such matter:

            The reappointment by the Company's Board of Directors of the firm of Ernst & Young LLP as independent certified public accountants to examine the financial statements and perform the annual audit of the Company for the year ending December 31, 2003 was ratified. This matter received 7,088,628 affirmative votes, 106,828 negative votes and 19,872 votes withheld.

            The Company's Omnibus Stock Plan was amended to increase the total number of shares of common stock that may be issued with respect to awards granted under the Plan from 750,000 shares to 1,150,000 shares, an increase of 400,000 shares. This matter received 5,447,282 affirmative votes, 1,695,308 negative votes and 72,738 votes withheld.

PART II.  OTHER INFORMATION - continued                                    -28-

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2003

Item 5.  Other Information

The Company's Bylaws were amended by the Company's Board of Directors on July 15, 2003. A copy of the Company's Amended and Restated Bylaws is attached as
Exhibit 3.2.

The Company also has amended its December 20, 2001 credit facility as of July 25, 2003. The amendment increases the total commitments, including letters of credit, from $28 million to $30 million. The limit for letters of credit increased from $20 million to $30 million. A copy of Amendment No.2 to Credit Agreement, dated July 25, 2003, amending the Company's revolving credit facility is attached hereto as Exhibit 10.4.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits
           3.1  Restated Certificate of Incorporation(1)
           3.2  Amended and Restated Bylaws of Blair Corporation
           4    Specimen Common Stock Certificate(2)
           10.1 Stock Accumulation and Deferred Compensation Plan for
                Directors(3)
           10.2 Blair Corporation 2000 Omnibus Stock Plan(4)
           10.3 Blair Credit Agreement(5)
           10.4 Amendment No. 2 to Credit Agreement(6)
           11   Statement regarding computation of per share earnings(7)
           31.1 Section 302 Certification-CEO 31.2 Section 302 Certification-CFO
           32.1 Section 906 Certification-CEO 32.2 Section 906 Certification-CFO

(b)   Reports on Form 8-K

           On July 21, 2003, the Company filed a Form 8-K announcing its earnings for the quarter and six months ended June 30, 2003.
------------------
(1) Incorporated by reference to Exhibit A to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 10, 1995 (SEC File No. 1-878).

(2) Incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed with the SEC on July 19, 2000 (SEC File No. 333-41770).

(3) Incorporated herein by reference to Exhibit A to the Company's Proxy Statement filed with the SEC on March 20, 1998 (SEC File No. 1-878).

(4) Incorporated herein by reference to Exhibit A to the Company's Proxy Statement filed with the SEC on March 17, 2000 (SEC File No. 1-878).

(5) Incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K filed with the SEC on January 9, 2002 (SEC File No. 1-878).

(6) Certain schedules to the agreement have been omitted.

(7) Incorporated by reference to Note D of the financial statements included herein.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                              BLAIR CORPORATION
                                               (Registrant)



Date   August 8, 2003             By          JOHN E. ZAWACKI
------------------------              -------------------------------
                                              JOHN E. ZAWACKI
                                     President and Chief Executive
                                     Officer


                                  By          BRYAN J. FLANAGAN
                                      -------------------------------
                                              BRYAN J. FLANAGAN
                                      Senior Vice President and Chief
                                      Financial Officer




                                         [Certifications to follow]

                                                                   Exhibit 31.1

                                  CERTIFICATION

I, John E. Zawacki, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Blair Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 8, 2003



                                                    JOHN E. ZAWACKI
                                                    ------------------------
                                                    JOHN E. ZAWACKI
                                                    President and
                                                    Chief Executive Officer

                                                                   Exhibit 31.2


                                  CERTIFICATION

I, Bryan J. Flanagan, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Blair Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: August 8, 2003


                                                    BRYAN J. FLANAGAN
                                                    -------------------------
                                                    BRYAN J. FLANAGAN
                                                    Senior Vice President and
                                                    Chief Financial Officer

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Zawacki, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects,the financial condition and result of
            operations of the Company.




 August 8, 2003                        JOHN E. ZAWACKI
 --------------                     -----------------------
                                       JOHN E. ZAWACKI
                                        President and
                                    Chief Executive Officer



      A signed original of this written statement required by Section 906, or other document authentication, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by section 906, has been provided to Blair Corporation and will be retained by Blair Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                   Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan J. Flanagan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations
            of the Company.



 August 8, 2003                      BRYAN J. FLANAGAN
 --------------                   --------------------------
                                     BRYAN J. FLANAGAN
                                   Senior Vice President and
                                    Chief Financial Officer



      A signed original of this written statement required by Section 906, or other document authentication, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by section 906, has been provided to Blair Corporation and will be retained by Blair Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 3.2




        -------------------------------------------------------------------




                                     BY-LAWS





                                       of





                                BLAIR CORPORATION





                  As Adopted at a Meeting of the Stockholders
                              held on May 23, 1927
                               and as amended to
                                 July 15, 2003









        -------------------------------------------------------------------

                                                                    Exhibit 3.2

                                     BY-LAWS

                                       of

                                BLAIR CORPORATION

                                  ----------

                                   ARTICLE I.

                                    Offices

      [1] Principal Registered Office. The Corporation's principal registered office shall be located in the City of Wilmington, County of New Castle, State of Delaware and the name of the Resident Agent in Charge is Corporation Trust Company of America, 7 West 10th Street, Wilmington, Delaware.

      [2] Other Offices. The Corporation may have other offices, either within or outside of the State of Delaware, at such place or places as the board of directors may from time to time appoint or the business of the Corporation may require.


                                   ARTICLE II

                                      Seal

      The Corporate seal shall be in circular form and shall have inscribed thereon "Blair Corporation Corporate Seal Delaware
1924."

      The seal shall be in the charge of the Secretary. If and when so directed by the board of directors or a committee thereof, duplicates of the seal may be kept and used by the Chief Financial Officer or by any other officer of the Corporation.

                                   ARTICLE III

                             Meeting of Stockholders

       [1] Annual Meetings. An annual meeting of the stockholders, for the election of directors to succeed those whose terms expire and for the transaction of such other business as may properly come before the meeting shall be held at such place, on such date, and at such time as the board of directors shall each year fix, which date shall be within thirteen (13) months subsequent to the later of the date of incorporation or the last annual meeting of stockholders.

      [2] Special Meetings. Special meetings of stockholders, for any purposes other than those required by statute, may be called by the Chairman of the Board or the President, and shall be called by the Secretary at the direction of such officer(s) or a majority of the board of directors. Such request shall state the purpose or purposes of the meeting and shall be delivered by the Chairman of the Board, the President or the Secretary. No business, other than that specified in the notice of meeting, shall be transacted at any special meeting.

      [3] Notice. Notice of the annual meeting of stockholders shall be mailed or as otherwise permitted by law to each stockholder entitled to vote thereat, at his address, as the same appears on the books of the Corporation, not less than ten (10) nor more than sixty (60) days before the date on which the meeting is to be held, except as otherwise provided herein or required by law. Such notice need not specify the business to be transacted.

                                                                    Exhibit 3.2

      When a meeting is adjourned to another place, date or time, written notice need not be given of the adjourned meeting if the place, date and time thereof are announced at the meeting at which the adjournment is taken; provided, however, that if the date of any adjourned meeting is more than thirty (30) days after the date of which the meeting was originally noticed, or if a new record date is fixed for the adjourned meeting, written notice of the place, date, and time of the adjourned meeting shall be given in conformity herewith. At any adjourned meeting, any business may be transacted which might have been transacted at the original meeting.

      [4] Quorum. Except as otherwise required by law, by the Certificate of Incorporation of this Corporation or by these Bylaws, the presence, in person or by proxy, of stockholders entitled to cast a majority in number of the aggregate number of votes to which the Common Stock shall be entitled, shall constitute a quorum at all meetings of the stockholders. Where a separate vote by a class or classes is required, a majority of the shares of such class or classes present in person or represented by proxy and entitled to vote shall constitute a quorum entitled to take action with respect to that vote on that matter.. If a quorum shall fail to attend any meeting, the Chairman of the Board or the President of the Corporation may adjourn the meeting to another place, date, or time. At any such adjourned meeting at which the requisite amount of voting stock shall be represented, any business may be transacted which might have been transacted at the meeting as originally noticed.

      [5] Organization. Such person as the board of directors may have designated or, in the absence of such a person, the Chairman of the Board of the Corporation or, in his or her absence, such person as may be chosen by the holders of a majority of the shares entitled to vote who are present, in person or by proxy, shall call to order any meeting of the stockholders and act as chairman of the meeting. In the absence of the Secretary of the Corporation, the secretary of the meeting shall be such person as the chairman of the meeting appoints.

      [6] Conduct of Business.

           (a) The chairman of any meeting of stockholders shall determine the order of business and the procedures at the meeting, including such regulation of the manner of voting and the conduct of discussion as seem to him or her in order. The date and time of the opening and closing of the polls for each matter upon which the stockholders will vote at the meeting shall be announced at the meeting.

           (b) At any annual meeting of the stockholders, only such business shall be conducted as shall have been brought before the meeting: (i) by or at the direction of the board of directors or (ii) by any stockholder of the Corporation who is entitled to vote with respect thereto and who complies with the notice procedures set forth in this Section 6(b). For business to be properly brought before an annual meeting by a stockholder, the business must relate to a proper subject matter for stockholder action and the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a stockholder's notice must be delivered or mailed to and received at the principal executive offices of the Corporation not less than ninety (90) days prior to the date of the annual meeting; provided, however, that in the event that less than one hundred (100) days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be received not later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. A stockholder's notice to the Secretary shall set forth as to each matter such stockholder proposes to bring before the annual meeting: (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting; (ii) the name and address,

                                                                    Exhibit 3.2

      as they appear on the Corporation's books, of the stockholder proposing such business; (iii) the class and number of shares of the Corporation's capital stock that are beneficially owned by such stockholder; and (iv) any material interest of such stockholder in such business. Notwithstanding anything in these Bylaws to the contrary, no business shall be brought before or conducted at an annual meeting except in accordance with the provisions of this Section 6(b). The officer of the Corporation or other person presiding over the annual meeting shall, if the facts so warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this Section 6(b) and, if he should so determine, he shall so declare to the meeting and any such business so determined to be not properly brought before the meeting shall not be transacted.

           At any special meeting of the stockholders, only such business shall be conducted as shall have been brought before the meeting by or at the direction of the board of directors.

           (c) Only persons who are nominated in accordance with the procedures set forth in these Bylaws shall be eligible for election as directors. Nominations of persons for election to the board of directors of the Corporation may be made at a meeting of stockholders at which directors are to be elected only: (i) by or at the direction of the board of directors; or (ii) by any stockholder of the Corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this Section 6(c). Such nominations, other than those made by or at the direction of the board of directors, shall be made by timely notice in writing to the Secretary of the Corporation. To be timely, a stockholder's notice shall be delivered or mailed to and received at the principal executive offices of the Corporation not less than ninety (90) days prior to the date of the meeting; provided, however, that in the event that less than one hundred (100) days' notice or prior disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. Such stockholder's notice shall set forth: (i) as to each person whom such stockholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (ii) as to the stockholder giving the notice (x) the name and address, as they appear on the Corporation's books, of such stockholder and (y) the class and number of shares of the Corporation's capital stock that are beneficially owned by such stockholder. At the request of the board of directors, any person nominated by the Board of directors for election as a director shall furnish to the Secretary of the Corporation that information required to be set forth in a stockholder's notice of nomination which pertains to the nominee. The officer of the Corporation or other person presiding at the meeting shall, if the facts so warrant, determine that a nomination was not made in accordance with such provisions and, if he or she shall so determine, he or she shall so declare to the meeting and the defective nomination shall be disregarded.

      [7] Proxies. Any stockholder entitled to vote at any meeting of stockholders may be represented and vote thereat by proxy appointed by instrument in writing subscribed by such stockholder and filed in accordance with the procedure established for the meeting. Any facsimile telecommunications or other reliable reproduction of the writing or transmission created pursuant to this paragraph may be substituted or used in lieu of the original writing or transmission for any and all purposes for which the original writing or transmission could be used, provided that such copy, facsimile telecommunication

                                                                    Exhibit 3.2


or other reproduction shall be a complete reproduction of the entire original writing or transmission. A proxy shall not be valid for more than three (3) months, unless a longer time is expressly provided therein, and unless irrevocable, a proxy shall be revocable at will. The grant of a later proxy revokes any earlier proxy unless the earlier proxy is irrevocable. The presence at any meeting of any stockholder who has given a proxy does not revoke the proxy unless the stockholder files written notice of the revocation with the secretary of the meeting prior to the voting of the proxy or votes the shares subject to the proxy by written ballot.

      [8] Vote by Ballot. The vote for directors, and, upon the demand of any stockholder, the vote upon any question before the meeting, shall be by ballot. Except as otherwise required by law or the Certificate of Incorporation, all matters shall be determined by a majority vote of all outstanding shares of the Corporation's voting stock present in person or represented by proxy.

      [9] Voting Lists. The Secretary shall prepare, at least ten days before each election of directors, a complete list of the stockholders entitle to vote, arranged in alphabetical order, with the residence of and the number of voting shares held by each stockholder, which shall be open for the examination of any stockholder, at the place where said election is to be held, during the whole time of the election.

                                   ARTICLE IV

                                    Directors

      [1] Powers. The business and affairs of the Corporation shall be under the direction of its board of directors. The board of directors shall annually elect a Chairman of the Board from among its members who shall, when present, preside at its meetings.

      [2] Number. The number of directors constituting the board of directors shall be not less than six (6) in number, but the board of directors is authorized by the vote of a majority of the board of directors to increase the number of directors up to fifteen (15) and to fill any vacancies created by any such increase.

      [3] Term of Office. Except as otherwise provided in the Certificate of Incorporation of this Corporation, each director shall be elected to serve until the next annual meeting of stockholders and until their successor is chosen and qualified. In case one or more vacancies shall occur in the board of directors, the remaining directors, although less than a quorum, may, by a majority vote, elect a successor or successors for the unexpired term or terms.

      [4] Vacancies and Newly Created Directorships. Unless the board of directors otherwise determines, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the board of directors resulting from death, resignation, retirement, disqualification, removal from office or other cause may be filled by a majority vote of the directors then in office, though less than a quorum, and directors so chosen shall hold office until such director's successor shall have been duly elected and qualified.

      [5] Removal. Any director or directors may, by vote of a majority of all the shares of stock outstanding and entitled to vote, be removed from the office with or without cause and his successor or their successors may be elected at such meeting, or the remaining directors may, in the absence of such election, fill any vacancy created by such removal.

      [6] Meetings.

       (a) Regular meetings of the board of directors shall be held at such place or places, on such date or dates, and at such time or times as shall have been

                                                                    Exhibit 3.2

established  by the board of  directors  and  publicized  among all
directors.   A  notice  of  each  regular   meeting  shall  not  be
required.

       (b) Special meetings of the board of directors may be called by or at the request of the Chairman of the Board, President, or one-third of the directors, or, in the event that the President or Chairman of the Board are incapacitated or otherwise unable to call such a meeting, by the Secretary, and shall be held at such place, on such date and at such time as they, or he or she, shall fix. Notice of the place, date, and time of each such special meeting shall be given each director by whom it is not waived by mailing written notice not less than three (3) days before the meeting or by telephone or electronic transmission or by facsimile transmission of the same not less than forty-eight (48) hours before the meeting. Unless otherwise indicated in the notice thereof, any and all business may be transacted at a special meeting.

      [7] Place of Meetings. The board of directors may hold its meetings and have one or more offices and keep the books of the Corporation (except such books as are required by law to be kept within the State of Delaware), either within or outside of the State of Delaware at such place or places as it may from time to time determine.

      [8] Quorum and Powers of a Majority. At all meetings of the board of directors, a majority of the directors shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which a quorum is present shall be the act of the board of directors, except as specifically required by statute, or by the Certificate of Incorporation of this Corporation, or by these Bylaws. If a quorum shall fail to attend any meeting, a majority of those present may adjourn the meeting to another place, date, or time, without further notice on waiver thereof.

      [9] Participation in Meetings By Conference Telephone. Members of the board of directors, or of any committee thereof, may participate in a meeting of such board or committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other and such participation shall constitute presence at such meeting.

      [10] Compensation of Directors. Directors, as such, may receive, pursuant to resolution of the board of directors, fixed fees and other compensation for their services as directors, including, without limitation, their services as members of committees of the board of directors.

                                    ARTICLE V

                                   Committees

      [1] Committees of the Board of Directors. The board of directors may from time to time designate committees of the board, with such lawfully delegable powers and duties as it thereby confers, to serve at the pleasure of the board and shall, for these committees and any others provided for herein, elect a director or directors to serve as the member or members, designating, if it desires, a director or directors as alternate members who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of any member of any committee and any alternate member in his or her place, the member or members of the committee present at the meeting and not disqualified from voting, whether or not he or she or they constitute a quorum, may by unanimous vote appoint another member of the board of directors to act at the meeting in the place of the absent or disqualified member.

      [2] Conduct of Business. Each committee may determine the procedural rules for meeting and conducting its business and shall act in accordance therewith, except as otherwise provided herein or required by law. Adequate provision shall be made for notice to members of all meetings. The quorum requirements for each such committee shall be a majority of the members of such

                                                                    Exhibit 3.2

committee unless otherwise determined by the board of directors by a majority vote of the board of directors which such quorum determined by a majority of the board may be one-third of such members and all matters considered by such committees shall be determined by a majority vote of the members present. Action may be taken by any committee without a meeting if all members thereof consent thereto in writing, and the writing or writings are filed with the minutes of the proceedings of such committee.

                                   ARTICLE VI

                               Executive Committee

      [1] Powers. The board of directors may designate two or more of their members, including the President, to constitute an Executive Committee to serve at the pleasure of the board of directors. The board of directors is authorized to remove at any time, without notice, any member of the Executive Committee, and elect another member in his place and stead.

      Subject to applicable law, the board of directors may delegate to such Committee any or all of the powers of the board of directors in the management of the business and affairs of the Corporation and may from time to time extend, modify, curtail or restrict the powers so delegated. During the temporary absence of a member of the Executive Committee, the remaining member or members may appoint a member of the board of directors to act in his place, but vacancies in the membership of the Committee shall be filled by the board of directors at a regular meeting or at a special meeting called for that purpose. The Executive Committee may determine the procedural rules for meeting and conducting its business and shall act in accordance therewith, except as otherwise provided herein or required by law.

      [2] Meetings. The Executive Committee may meet at stated times, or on not less than twenty-four hours' notice given personally or mailed or sent by facsimile or electronic transmission to all by any one of their own number. During the intervals between meetings of the board of directors, such Committee shall advise with and aid the officers of the Corporation in all matters concerning the interests and management of its business.

      [3] Minutes. The Executive Committee shall keep regular minutes of its proceedings and report the same to the board of directors when requested.

                                   ARTICLE VII

                              Nominating Committee

      The board of directors shall appoint a Nominating Committee of the board, consisting of not less than three (3) members. The Nominating Committee shall be made up solely of independent directors as defined by applicable securities laws. The Nominating Committee shall have authority, among other things: (a) to review any nominations for election to the board of directors made by a stockholder of the Corporation pursuant to Section 6(c) of Article III of these Bylaws in order to determine compliance with such Bylaw; and (b) to recommend to the board nominees for election to the board of directors to replace those directors whose terms expire at the annual meeting of stockholders next ensuing. The Nominating Committee shall maintain a charter which should be regularly updated and provided to stockholders as required by applicable securities laws.

                                  ARTICLE VIII

                                 Audit Committee

      The board of directors shall appoint an Audit Committee of the board, consisting of not less than three (3) members. The Audit Committee shall be made up solely of independent directors as defined by applicable securities laws. The

                                                                    Exhibit 3.2

Audit Committee shall, among other things, (i) be directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by the Corporation; (ii) establish procedures for the receipt, retention, and treatment of complaints received by the issuer regarding accounting, internal accounting controls, or auditing matters; and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and (iii) have the authority to engage independent counsel and other advisers, as it determines is necessary to carry out its duties. The Corporation shall provide for appropriate funding, as determined by the audit committee for payment of compensation to the registered public accounting firm employed by the Corporation for purpose of rendering or issuing an audit report; and to any advisers employed by the audit committee. The Audit Committee shall maintain a charter which should be regularly updated and provided to stockholders as required by applicable securities laws.

                                   ARTICLE IX

                             Compensation Committee

      The board of directors shall appoint a Compensation Committee of the board, consisting of not less than three (3) members. The Compensation Committee shall be made up solely of independent directors as defined by applicable Securities laws. The Compensation Committee shall be responsible for, among other things, setting the compensation of the Chief Executive Officer and each of the other executive officers of the Corporation. The Compensation Committee shall maintain a charter which should be regularly updated and provided to stockholders as required by applicable securities laws.

                                    ARTICLE X

                                    Officers

      [1] Election. The officers of the Corporation shall be a Chairman of the Board, President and Chief Executive Officer, one or more Vice-Presidents, a Chief Financial Officer, a Secretary, and such other officers as shall be determined by the board of directors, all of whom shall be elected by the board of directors. None of the officers, except the Chairman of the Board and the President, need be a director. The officers shall be elected at the first meeting of the board of directors after each annual meeting of stockholders.

      [2] Hold Two Offices. Any two of the above offices, except those of President and Vice-President, may be held by the same person, but no officer shall execute, acknowledge or verify any instrument in more than one capacity, if such instrument is required by law or by the Bylaws to be executed, acknowledged or verified by any two or more officers.

      [3] Term of Office. The officers hereinbefore mentioned shall hold office until the next annual election of officers and until their successors are chosen and qualify. Any vacancy occurring among the officers shall be filled by the board of directors, but the person so elected to fill the vacancy shall hold office only until the first meeting of the board of directors after the next annual meeting of stockholders and until his successor is chosen and qualified.

      [4] Salaries. The salaries of all executive officers of the Corporation shall be fixed by the board of directors or by a committee appointed by said board.

      [5] Removal. Any officer chosen by the board of directors may be removed at any time by the affirmative vote of a majority of the board of directors, with or without cause.

      [6] Voting Shares in Other Corporations. The Corporation may vote any and all shares held by it in any other corporation or corporations by such officers, agent or proxy as the board of directors may appoint, or in default of any such appointment, by its President .

                                                                    Exhibit 3.2


                                   ARTICLE XI

                              Chairman of the Board

       The Chairman of the Board shall, subject to the provisions of the Bylaws and to the direction of the board of directors, serve in general executive capacity and unless the board has designated another person, when present, shall preside at all meetings of the stockholders of the Corporation. The Chairman of the Board shall perform all duties and have all powers which are commonly incident to the office of Chairman of the Board or which are delegated to him by the board of directors. The Chairman of the Board shall have general responsibility for the appointment and activities of committees of the board of directors, as may be designated by the board of directors from time to time.

                                   ARTICLE XII

               President and Chief Executive Officer

       The President and Chief Executive Officer shall have general responsibility for the management and control of the business and affairs of the Corporation. The President and Chief Executive Officer shall be ex-officio a member of all of the standing or management committees and shall perform all duties and have all powers which are commonly incident to the office of President and Chief Executive Officer or which are delegated to him by the board of directors. Subject to the direction of the board of directors, the President and Chief Executive Officer shall have the power to sign all stock certificates, bonds, mortgages, contracts and other instruments of the Corporation which are authorized and shall affix the seal to any instrument requiring it and when so affixed the seal shall be attested by the signature of the Secretary or the Chief Financial Officer. The President shall have general supervision of all of the other officers (other than the Chairman of the Board), employees and agents of the Corporation.

                                  ARTICLE XIII

                                 Vice-Presidents

       The Vice-President or Vice-Presidents shall perform such duties as shall be assigned to him or them by the board of directors or by the President.

                                   ARTICLE XIV

                             Chief Financial Officer

      The Chief Financial Officer is the Company's senior financial officer. In this role, he is responsible directly and through his organization for safe-guarding the Company's assets, ensuring that accounting records are kept in accordance with generally accepted accounting principles and ensuring that appropriate internal controls are in place. Functional responsibilities include Treasury, Controllership, Budgeting and Forecasting, Taxes, Credit Management and Corporate Development.

                                   ARTICLE XV

                                  The Secretary

      The Secretary shall attend all meetings of the board of directors and all meetings of the stockholders and shall record all votes and the minutes of all proceedings in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give or cause to be

                                                                    Exhibit 3.2

given notice of all meetings of the stockholders and of the board of directors, and shall keep the seal of the Corporation in safe custody. He shall perform such other duties as may be prescribed by the board of directors or by the Executive Committee or by the President under whose supervision he shall be. He shall be sworn to the faithful discharge of his duties.

                                   ARTICLE XVI

                Duties of Officers May Be Delegated

      In case of absence or disability of any officer of the Corporation, or for any other reason that the board of directors may deem sufficient, the board of directors, by majority vote, may delegate for the time being the powers or duties or any of them of such officer to any other officer or to any director.

                                  ARTICLE XVII

                                      Stock

      [1] Certificates of Stock. Each stockholder shall be entitled to a certificate signed by, or in the name of the Corporation by, the President, a Vice-President, the Secretary or the Chief Financial Officer, certifying the number of shares owned by him or her. Any and all of the signatures on the Certificate may be by facsimile.

      [2] Transfer of Stock. The shares of stock shall be transferable on the books of the Corporation by the person named in the certificate or by attorney, lawfully constituted in writing, and upon surrender of the certificate thereof. The board of directors shall have power and authority to make all such rules and regulations as it shall deem expedient concerning the issue, transfer and registration of certificates for shares of stock of the Corporation. The board of directors may appoint and remove transfer agents and registrars of transfers, and may require all stock certificates to bear the signature of any such transfer agent and/or of any such registrar of the transfers.

      [3] Closing of Transfer Books. The board of directors shall have power to close the stock transfer books of the Corporation for a period not exceeding sixty (60) nor less than ten (10) days preceding the date of any meeting of stockholders or the date for the payment of any dividend or the date for the allotment of rights; provided, however, that in lieu of closing the stock transfer books as aforesaid, the board of directors may fix in advance a date, not exceeding sixty (60) nor less than ten (10) days preceding the date of any meeting of stockholders or the date for the payment of any dividend, or the date for the allotment of rights, as a record date for the determination of the stockholders entitled to notice of , and to vote at, any such meeting, or entitled to receive payment of any such dividend, or to any such allotment of rights, and in such case only such stockholders as shall be stockholders of record on the date so fixed shall be entitled to notice of, and to vote at, such meeting, or to receive payment of such dividend, or to receive such allotment of rights, as the case may be, notwithstanding any transfer of any stock on the books of the Corporation after such record date fixed as aforesaid.

      [4] Registered Stockholders. The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof, and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, save as expressly provided by the laws of Delaware.

      [5] Lost Certificates. Any person claiming a certificate of stock to be lost, stolen or destroyed shall make an affidavit or affirmation of that fact and verify the same in such manner as the board of directors may require, and shall,

                                                                    Exhibit 3.2

if the board of directors so requires, give the Corporation, its transfer agents, registrars, and/or other agents a bond of indemnity in form and with one or more sureties satisfactory to the board of directors in at least double the value of the stock represented by said certificate before a new certificate may be issued of the same tenor and for the same number of shares as the one alleged to have been lost, stolen or destroyed.

      [6] Record Date. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders, or to receive payment of any dividend or other distribution or allotment of any rights or to exercise any rights in respect of any change, conversion, or exchange of stock or for the purpose of any other lawful action, the board of directors may fix a record date, which record date shall not precede the date on which the resolutions fixing the record date is adopted and which record date shall not be more that sixty (60) nor less than ten (10) days before the record date of any meeting of stockholders, nor more than sixty (60) days prior to the time for such other action as here in before described, provided, however, that if no record date is fixed by the board of directors, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given or, if notice is waived, at the close of business on the next day preceding the day on which the meeting is held, and, for determining stockholders entitled to receive payment of any dividend or other distribution or allotment or rights or to exercise any rights of change, conversion, or exchange of stock or for any other purpose, the records date shall be at the close of business on the day on which the board of directors adopts a resolution relating thereto. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the board of directors may fix a new record date for the adjourned meeting.

      [7] Regulations. The issue, transfer, conversion and registration of certificates of stock shall be governed by such other regulations as the board of directors may establish.


                                  ARTICLE XVIII

                               Inspection of Books

      The board of directors shall determine from time to time whether, and if allowed, when and under what conditions and regulations the accounts and books of the Corporation (except such as may by statute be specifically open to inspection), or any of them, shall be open to the inspection of the stockholders and the stockholders' rights in this respect are and shall be restricted and limited accordingly.


                                   ARTICLE XIX

                               Checks, Notes, Etc.

      All checks, drafts, acceptances, notes and other orders, demands or instruments in respect of the payment of money shall be signed or endorsed on behalf of the Corporation by the President or a Vice-President and by the Secretary or the Chief Financial Officer, unless otherwise directed by the board of directors.

                                                                    Exhibit 3.2


                                   ARTICLE XX

                                   Fiscal Year

      The fiscal year of the Corporation shall correspond with the calendar year.

                                   ARTICLE XXI

                                    Dividends

      Dividends upon the capital stock of the Corporation may be declared at the discretion of the board of directors, subject to the provisions of the Certificate of Incorporation, at any regular or special meeting.

                                  ARTICLE XXII

                                     Notices

      [1] How Given. Except as otherwise specifically provided herein or required by law, all notices required to be given to any stockholder, director, or officer, employee or agent shall be in writing and may in every instance be effectively given by hand delivery to the recipient thereof, by depositing such notice in the mails, postage paid, or other courier. Any such notice shall be addressed to such stockholders, directors, officers, employee or agent at his or her last known address as the same appears on the books of the Corporation. The time when such notice is received if hand delivered, or dispatched, if delivered through the mails or by telegram or mailgram or other courier, shall be the time of the giving of the notice.

      [2] Waiver of Notice. Notice of the time, place and/or purpose of any meeting of stockholders or of the board of directors, whether required by these Bylaws, or by any provision of law, or by the Certificate of Incorporation, may be dispensed with if every stockholder shall attend, either in person or by proxy, or if every director shall attend in person, or if every absent stockholder or director shall, in writing filed with the records of the meeting, either before or after the holding thereof, waive such notice.


                                  ARTICLE XXIII

                Indemnity of Directors and Officers

      The Corporation shall indemnify every director or officer, his heirs, executors and administrators, against expenses reasonably incurred by him (including, without limitation, reasonable attorneys' fees) in connection with any action, suit or proceeding to which he may be made a party by reason of his being or having been a director or officer of the Corporation to the extent permitted by the Delaware corporation Law, as amended, or any successor provision thereto.

                                  ARTICLE XXIV

                                  Miscellaneous

      [1] Facsimile or Electronic Signatures. In addition to the provisions for use of facsimile signatures elsewhere specifically authorized in these Bylaws, facsimile or electronic signatures of any officer or officers of the Corporation may be used whenever and as authorized by the board of directors or a committee thereof.

                                                                    Exhibit 3.2


      [2] Reliance Upon Books, Reports, and Records. Each director, each member of any committee designated by the board of directors, and each officer of the Corporation shall, in the performance of his or her duties, be fully protected in relying in good faith upon the books of account or other records of the Corporation and upon such information, opinions, reports or statements presented to the Corporation by any of its officers or employees, or committees of the board of directors so designated, or by any other person as to matters which such director or committee member reasonably believes are within such other person's professional or expert competence and who has been selected with reasonable care by or on behalf of the Corporation.

      [3] Time Periods. In applying any provision of these Bylaws which requires that an act be done or not be done a specified number of days prior to an event or that an act be done during a period of a specified number of days prior to an event, calendar days shall be used, the day of the doing of the act shall be excluded, and the day of the event shall be included.

      [4] Adoption of Regulations. The board of directors may, except as otherwise required by law, adopt from time to time policies and regulations, not inconsistent with these Bylaws, for the management of the Corporation's business and affairs.

                                   ARTICLE XXV

                                   Amendments

      [1] By Stockholders. These Bylaws may be altered, amended or repealed by the affirmative vote of a majority of the holders of Common Stock issued and outstanding at any regular or special meeting of the stockholders, if notice of the proposed alteration, amendment or repeal be contained in the notice of the meeting, provided, however, that no change of the time or place for the election of directors shall be made within sixty (60) days before the day on which such election is to be held and that in case of any change of such time or place, notice thereof shall be given to each stockholder entitled to vote for any director or directors, in person or by letter mailed to his last known post office address at least (20) days before the election is held.

      [2] By Directors. The board of directors shall have the power to make, alter and repeal Bylaws additional and supplementary to these Bylaws and not inconsistent with any of the same but any such additional or supplementary Bylaws may be altered or repealed by the holders of the stock entitled to vote.

                                                                   Exhibit 10.4



                               AMENDMENT NO. 2 TO
                                CREDIT AGREEMENT


      This Amendment No. 2 to Credit Agreement (the "Amendment No. 2") is dated as of July 25, 2003 and is made by and among BLAIR CORPORATION, a Delaware corporation (the "Borrower"), the Guarantors now or hereafter party thereto, the BANKS under the Credit Agreement (as hereafter defined) and PNC BANK, NATIONAL ASSOCIATION, in its capacity as agent for the Banks under the Credit Agreement (hereinafter referred to in such capacity as the "Agent").

                                RECITALS:

      WHEREAS, the Borrower, the Guarantors, the Banks and the Agent entered into that certain Credit Agreement dated as of December 20, 2001, as amended by that Amendment No.1 to Credit Agreement dated as of July 8, 2002 (as it may hereafter be amended, the "Credit Agreement"); and

      WHEREAS, the Borrower is required by the Federal Deposit Insurance Corporation ("FDIC") to execute a Capital and Liquidity Agreement substantially in the form of Exhibit A hereto (the "Capital and Liquidity Agreement") in favor of JLB Service Bank and the FDIC in order for JLB Service Bank to be insured by the FDIC; and

      WHEREAS, the Borrower desires to make a series of deposits in JLB Service Bank which shall be used by JLB Service Bank to acquire accounts receivables (in the case of the Initial Receivables to be Purchased (as defined below)), or to collateralize the origination of accounts receivable (in the case of receivables generated after the sale of the Initial Receivables to be Purchased), as more fully described in the agreements listed on Exhibit B hereto (the " JLB Deposits"); JLB Deposits shall initially be made daily over a period of time (the "Initial Receivables Purchase Period") in order that JLB Service Bank may acquire all accounts receivable of Blair Factoring existing on the day on which the first JLB Deposit is made (the "Initial Receivables to be Purchased") and;

      WHEREAS, the Borrower will fund its JLB Deposits in JLB Service Bank using its own cash and shall not obtain a loan from the Agent, the Banks or any other person in order to fund such JLB Deposit;

      WHEREAS, the Borrower desires to amend its bylaws (the "Borrower's Proposed Bylaw Amendment") as substantially as provided in the letter from the Borrower to the Agent attached hereto as Exhibit C, and in the memorandum from Borrower's counsel to the Borrower and the redlined draft of the Borrower's bylaws, each of which are attached to such letter;

      WHEREAS, Section 7.2.13 [Changes in Organizational Documents] provides in part that "Each of the Loan Parties shall not . . . amend in any respect its . . .. by-laws . . . without providing at least fifteen (15) calendar days' prior written notice to the Agent and the Banks;" and

      WHEREAS, the parties desire (1) to amend the Credit Agreement to permit the Borrower to establish, organize and begin the operations of JLB Service Bank and Allegheny Trail Corporation, (2) to amend the Credit Agreement to permit the Borrower and JLB Service Bank to execute the Capital and Liquidity Agreement and the Borrower to make the JLB Deposits in JLB Service Bank, (3) to waive the 15-day notice requirement under Section 7.2.13 described in the

                                                                    Exhibit 10.4


recital above (the "15-Day Notice Requirement") for Borrower's Proposed Bylaw Amendment, and (4) to make certain other changes to the Credit Agreement, all as more fully provided herein; and

      WHEREAS, capitalized terms used herein and not otherwise defined herein shall have the meanings given to them under the Credit Agreement.

      NOW, THEREFORE, in consideration of the foregoing and intending to be legally bound, the parties hereto agree as follows:


      1. Amendments to Credit Agreement.

      A.      Definitions.
           The following new definitions shall be inserted in alphabetical order in Section 1.1 of the Credit Agreement:

                     "Amendment No. 2 shall mean the Amendment
                      ---------------
      No. 2 to this Agreement dated as of July 25 2003 among the Borrower, the Guarantors and the Banks."

                     Capital and Liquidity Agreement shall mean the Capital and Liquidity Agreement to be made among Blair, JLB Service Bank and the FDIC substantially in the form of Exhibit A to Amendment No. 2."

                     Capital and Liquidity Agreement Payment shall mean any amounts paid by the Borrower to JLB Service Bank pursuant to the Capital and Liquidity Agreement, including any capital contributions made by the Borrower pursuant to section 2 thereof, and cash, financial support or other payments, but excluding any of the following payments:

                          (1) any JLB Deposits made by the Borrower in JLB Service Bank described in and permitted under clause (viii) of Section 7.2.4;

                          (2) the initial capital contribution by the Borrower in JLB Service Bank (which is in the amount of $2,000,000) described in and permitted under clause (ix)(1) of Section 7.2.4;

                          (3) the deposit in the amount of $500,000 described in and permitted under clause (ix)(2) of Section 7.2.4; and

                          (4) the JLB Letter of Credit described in and permitted under clause (ix)(3) of Section 7.2.4, or any draws under such JLB Letter of Credit.

                     Cash Collateral Condition shall mean that the completion by the Borrower of all of the following steps:

                          (1) the opening of a Collateral Account with the Agent;

                          (2) the execution and delivery by the Borrower to the Agent of the Collateral Account Pledge Agreement and UCC-1 financing statements perfecting the Agent's Liens in the Collateral Account;

                                                                    Exhibit 10.4



                          (3) the delivery by the Borrower of an opinion of its outside counsel in a form acceptable to the Agent that the Collateral Account Pledge Agreement has been duly authorized, executed and delivered and is the binding obligation of the Borrower and that the Borrower has granted to the Agent a Prior Security Interest in the assets contained in such Collateral Account.

                     Collateral Account shall mean that deposit account established with the Agent by the Borrower to hold cash deposits made by the Borrower to the Agent.

                     Collateral Account Pledge Agreement shall mean that Collateral Account Pledge Agreement between the Borrower and the Agent as Agent and on behalf of the Banks substantially in the form of Exhibit 1.1(C) pursuant to which the Borrower grants to the Agent for the benefit of the Banks a Prior Security Interest in the cash contained in the Collateral Account.

                     Funding Termination Period shall have the meaning assigned to such term in Section 7.1.13.

                     JLB Deposits shall have the meaning assigned to such term in the recitals to Amendment No. 2.

                     JLB Letter of Credit shall have the meaning assigned to such term in Section 7.2.4(ix)."

           The following definitions are hereby amended and restated to read as set forth below:

                     "Borrowing Base shall mean at any time the sum of (i)50% of Qualified Inventory, plus (ii) the amount of cash maintained in the Collateral Account, provided that the Cash Collateral Condition has been met. Notwithstanding anything to the contrary herein, the Required Banks may, in their reasonable discretion based on customary or industry standards, at any time hereafter, increase or decrease the advance percentage for Qualified Inventory, or increase the level of any reserves or ineligibles, or define or maintain such other reserves or ineligibles, as the Required Banks may deem necessary or appropriate. Any such change shall become effective immediately upon written notice from the Agent to the Borrower for the purpose of calculating the Borrowing Base hereunder.

                     Investment shall mean with respect to any Person, (i) loans made, directly or indirectly, by the Loan Parties to such Person, (ii) capital or other equity contributions or investments made, directly or indirectly, by the Loan Parties to such Person, (iii) Guaranties made by the Loan Parties, directly or indirectly, to or for the benefit of such Person, (iv) letters of credit made by the Loan Parties, directly or indirectly, to or for the benefit of such Person or (v) any other consideration, benefit or investment made or give to or for the benefit of such Person."

           A new clause (xi) is hereby added to the definition of "Permitted Liens" to follow immediately after clause (x) and to read as follows:

                                                                    Exhibit 10.4


                     "(xi)A pledge of cash to secure letters of credit permitted under Section 7.2.1(xi) in an amount not to exceed the amount of such letters of credit."


      B. Letter of Credit Sublimit (Section 2.10.1). The phrase in the second to last sentence of Section
2.10.1 [Issuance of Letters of Credit] which now reads "and providing that in no event shall (i) the Letters of Credit Outstanding exceed, at any one time, $20,000,000" is hereby amended to read as follows:

           "and providing that in no event shall (i) the Letters of Credit Outstanding exceed, at any one time, $30,000,000"


      C. Conditions to Making Loans or Issuing Letters of Credit (Section 6.2).


                "6.2      Each Additional Loan or Letter of
Credit.

                At the time of making any Loans or issuing any Letters of Credit other than Loans made or Letters of Credit issued on the Closing Date and after giving effect to the proposed extensions of credit: the representations and warranties of the Loan Parties contained in Section
      5.1 and in the other Loan Documents shall be true on and as of the date of such additional Loan or Letter of Credit with the same effect as though such representations and warranties had been made on and as of such date (except representations and warranties which expressly relate solely to an earlier date or time, which representations and warranties shall be true and correct on and as of the specific dates or times referred to therein) and the Loan Parties shall have performed and complied with all covenants and conditions hereof; no Event of Default or Potential Default shall have occurred and be continuing or shall exist; no Funding Termination Period shall be in effect; the making of such Loans or issuance of such Letter of Credit shall not contravene any Law applicable to any Loan Party or Subsidiary of any Loan Party or any of the Banks; and the Borrower shall have delivered to the Agent a duly executed and completed Loan Request or application for a Letter of Credit as the case may be.


      D. Payments Under the Capital and Liquidity Agreement (New Section
7.1.13).
                A new Section 7.1.13 is hereby added to Section 7.1 to follow immediately after Section 7.1.12 and to read as follows:

                "7.1.13 Payments Under the Capital and Liquidity Agreement

                     The Borrower will notify the Agent and the Banks at least seven (7) Business Days before the Borrower shall make any Capital and Liquidity Agreement Payment to JLB Service Bank. In the event that, after giving effect to such Capital and Liquidity Agreement Payment, the aggregate amount of Capital and Liquidity Agreement Payments shall exceed $5,000,000 (the "$5,000,000 Limit") over the term of this Credit Agreement, as it may hereafter be extended (subject to the last sentence of this Section 7.1.13 below), the Borrower may not request and the Banks shall not be obligated to fund any additional Loans and the

                                                                    Exhibit 10.4

      Loan Parties shall not be permitted to request, and Agent shall not shall be obligated to issue any Letters of Credit, during the period (the "Funding Termination Period") beginning on the date on which the Borrower or JLB Service Bank shall have first learned of the obligation of the Borrower to make such Capital and Liquidity Agreement Payment and ending upon the earlier of the following events:

                     (1) The Required Banks shall consent in writing to fund additional Loans and to permit the Agent to issue additional Letters of Credit, or

                     (2) The Borrower shall demonstrate, to the satisfaction of the Required Banks (as evidenced by written confirmation by the Required Banks), that the obligation to make such Capital and Liquidity Agreement Payment has ceased (for example because JLB Service Bank will be terminating its operations) or has been waived permanently in writing by the FDIC and by JLB Service Bank.

      If the Expiration Date is hereafter extended and any Capital and Liquidity Agreement Payments have been made prior to the effective date of such extension, the Loan Parties may request that the $5,000,000 Limit be increased by an amount not to exceed the lesser of (A) $5,000,000 or (B) the amount of Capital and Liquidity Agreement Payments which have previously been made, and the Banks will reasonably consider modifying the Credit Agreement in response to such request.


      E. Pledge of Stock of JLB Service Bank (New Section 7.1.14).
                A new Section 7.1.14 is hereby added to Section 7.1 to follow immediately after Section 7.1.13 and to read as follows:

                "7.1.14   Pledge of Stock of JLB Service Bank

                     Following the occurrence of an Event of Default, the Borrower, the Agent or the Required Banks may at any time request that the Borrower pledge the stock of JLB Service Bank to the Agent for the benefit of the Banks. Upon receipt of such request, the Borrower shall use reasonable commercial efforts (1) to obtain promptly the consent of any Person required in order for the Borrower to pledge such stock to the Agent, such efforts to include initiating written application therefore within thirty (30) days after the date of receiving such request from the Agent or the Required Banks, and (2) to complete the pledge of such stock to the Agent (including the grant of a Priority Security Interest in such stock to the Agent and the delivery to the Agent and the Banks of a satisfactory opinion of the Borrower's outside counsel confirming that such Priority Security Interest has been granted) within 15 days after the later of (i) the date of such request for pledge, or (ii) the date on which all consents described in clause (1) of this sentence have been obtained in the event that any such consents are required for such pledge.

      F.   Indebtedness (Section 7.2.1).

           New clauses (viii), (ix) and (x) are herby added to Section 7.2.1 [Indebtedness] of the Credit Agreement to follow immediately after clause
      (vii) of such Section and to read as follows:

                                                                    Exhibit 10.4


           "(viii) JLB Deposits in JLB Service Bank from the Borrower, provided that each of the conditions set forth in clauses (1), (2) and (3) of
      Section 7.2.4(viii) is met with respect to each such JLB Deposit.

            (ix)Indebtedness incurred by JLB Service Bank under the Capital and Liquidity Agreement (subject to the limitation on payments made thereunder as provided in clause (ix) of Section 7.2.4[Loans and Investments]).

           (x) letters of credit incurred by the Loan Parties in an amount not to exceed $2,000,000 which may be secured by cash collateral."


      G.   Guaranties.
                Section 7.2.3 of the Credit Agreement is hereby amended and restated in its entirety as follows:

                "7.2.3    Guaranties.

                     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, at any time, directly or indirectly, become or be liable in respect of any Guaranty, or assume, guarantee, become surety for, endorse or otherwise agree, become or remain directly or contingently liable upon or with respect to any obligation or liability of any other Person, except for Guaranties of Indebtedness of the Loan Parties permitted hereunder and except for the Capital and Liquidity Agreement provided that the aggregate payments made by the Borrower thereunder do not exceed the amounts permitted under clause (ix) of Section 7.2.4 [Loans and Investments]."


      H. Loans and Investments.
                Clause (vi) of Section 7.2.4 [Loans and Investments] of the Credit Agreement is hereby deleted and the following clauses (viii) and (ix) are hereby added to such Section 7.2.4:

           "(viii) JLB Deposits made by the Borrower in JLB Service Bank, provided that each of the following conditions is met:

                A. JLB Deposits Used to Fund the Initial Receivables to be Purchased.

                With respect to any JLB Deposit that shall be used to fund the Initial Receivables to be Purchased (each an "Initial JLB Deposit"):

                     (i) the first Initial JLB Deposit shall be made no more than sixty (60) days after the date of Amendment No. 2 to this Credit Agreement.

                     (ii) all subsequent Initial JLB Deposits shall be made within thirty (30) days after the first Initial JLB Deposit (so that in no event shall any Initial JLB Deposit be made more than ninety (90) days after the date of Amendment No. 2 to this Agreement).

                                                                   Exhibit 10.4

                     (iii) the Borrower shall notify the Agent of each such Initial JLB Deposit at least one (1) day before it makes such Initial JLB Deposit;

                     (iv) the amount of each Initial JLB Deposit shall not exceed the amount of the trade receivables purchased by JLB Service Bank from Blair Factoring at the time that such Initial JLB Deposit is made and that JLB Service Bank shall then sell such trade receivables back to Blair Factoring and then return such Initial JLB Deposit to the Borrower.

                      (v) JLB Service Bank shall return to the Borrower each Initial JLB Deposit on or before the close of business on the day in which such Initial JLB Deposit is made, and

                B. JLB Deposits Used to Fund the Subsequent Receivables to be Purchased.

                With respect to any JLB Deposit that shall be used to collateralize the origination by JLB Service Bank of trade receivables after the Initial Receivables Purchase Period (and not be used to purchase any of the Initial Receivables to be Purchased) (each a "Collateralization JLB Deposit"), the Borrower and JLB Service Bank will comply with the following requirements:

                     (i) the amount of Collateralization JLB Deposits shall not at any time exceed $10 million; and


                     (ii) JLB Service Bank shall use its best efforts to return to the Borrower each Collateralization JLB Deposit on or before the close of business on the day in which such Collateralization JLB Deposit is made provided that (1) in no event shall any Collateralization JLB Deposit remain outstanding for more than 2 Business Days, and (2) if on at the end of any Business Day the Borrower shall fail to repay all Collateralization JLB Deposits then outstanding, the Borrower shall repay all outstanding Collateralization JLB Deposits at the close of business on the next succeeding Business Day.


           (ix) The following Investments in JLB Service Bank (such Investments are in addition to the JLB Deposits described in, and permitted under, clause
(viii) of this Section 7.2.4):

                 (1) an initial capital contribution by the Borrower in JLB Service Bank (which is in the amount of $2,000,000);

                 (2) a deposit in the amount of $500,000;

                 (3) a Letter of Credit issued under this Agreement in an amount not to exceed $10,000,000 naming JLB Service Bank as the beneficiary thereof (the "JLB Letter of Credit") in satisfaction of the obligation of the Borrower under Section 3(A)(i) of the Capital and Liquidity Agreement to do the following: "maintain a liquidity reserve deposit . . . of $10 million in cash or unencumbered securities acceptable to the FDIC" with an unaffiliated FDIC-insured depository institution to meet any credit card funding obligations of the Applicant".

                                                                   Exhibit 10.4


                (4) Capital and Liquidity Agreement Payments, subject to the provisions of Section 7.1.13 [Payments Under the Capital and Liquidity Agreement]."


                 I. Notices or Payments Under the Capital and Liquidity Agreement (New Section 7.3.10).

                A new Section 7.3.10 is hereby added to Section 7.3 to follow immediately after Section 7.3.9 and to read as follows:

                "7.3.10 Notices or Payments Under the Capital and
Liquidity Agreement

                     7.3.10.1  Notices

                The Borrower will notify the Agent and the Banks as soon as possible but in any event within three (3) days after the Borrower or JLB Service Bank receives any deficiency notice or other notice from the Federal Deposit Insurance Corporation under the Capital and Liquidity Agreement.

                               7.3.10.2 Payments.

                The Borrower will notify the Agent and the Banks within the time period required in Section 7.1.13 before the Borrower shall make any Capital and Liquidity Agreement Payment to the extent that such notice is required under such Section 7.1.13.


      J.   Events of Default (Section 8.1).

                Section 8.1.10 of the Credit Agreement is hereby amended and restated in its entirety as follows:

           "8.1.10   Insolvency; Capital Adequacy.
                     ----------------------------

                8.1.10.1  Insolvency.

                     Any Loan Party or any Subsidiary of any Loan Party ceases to be Solvent or admits in writing its inability to pay its debts as they mature

                8.1.10.21 Capital Adequacy.

                     The capital ratios of JLB Service Bank shall at any time fall below the "Minimum Capital Ratios" or the "Revised Capital

      Ratios" as such terms are defined in Sections 2(A) and (B) of the Capital and Liquidity Agreement."


      K. Joinder of Guarantors (Section 10.19).

                The words "Section 7.2.7" contained in the first sentence of
Section 10.19 [Joinder of Guarantors] are hereby amended to read "Section
7.2.9".

                                                                   Exhibit 10.4

      L.   Commitments.

                1.   Schedule 1.1(B).

                Schedule 1.1(B) is hereby amended and restated to read as set forth on Schedule 1.1(B) hereto.

                          2. Repayment and Reborrowing.

On the effective date of this Amendment, (1) the Borrower shall repay all outstanding Loans and may reborrow Loans on such date according to the Ratable Shares of the Banks after giving effect to the increase in the Commitment of PNC Bank on the date hereof (the "New Ratable Shares"), and (2) the Banks shall participate in outstanding Letters of Credit according to the New Ratable Shares. All repayments of Loans shall be subject to the Loan Parties' indemnity obligations under Section 4.6.2 (i.e. breakage).


      M. Other Schedules.

                The following additional Schedules to the Credit Agreement are hereby amended and restated to read as set forth on the attached Schedules hereto:

                Schedule 5.1.1      -     Qualifications To Do
                Business
                Schedule 5.1.3      -     Subsidiaries
                Schedule 5.1.8      -     Owned And Leased Real
                     Property
                Schedule 5.1.20-    Material Contracts
                Schedule 5.1.22-    Employee Benefit Plan
                Disclosures


   2.  Waiver of 15-Day Notice Requirement For Borrower's
Proposed Bylaw Amendment and Consent.
                The Agent and the Banks hereby waive the 15-Day Notice Requirement and consent to Borrower's Proposed Bylaw Amendment.


   3  Representations and Warranties.

           A. Warranties Under the Credit Agreement. The representations and warranties of the Loan Parties contained in the Credit Agreement, after giving effect to the amendments thereto on the date hereof, are true and correct on and as of the date hereof with the same force and effect as though made by the Loan Parties on such date, except to the extent that any such representation or warranty expressly relates solely to a previous date. The Loan Parties are in compliance with all terms, conditions, provisions, and covenants contained in the Credit Agreement.

           B. Power and Authority; Validity and Binding Effect; No Conflict. Each Loan Party has full power to enter into, execute, deliver and carry out this Amendment No. 2, and such actions have been duly authorized by all necessary proceedings on its part. This Amendment No. 2 has been duly and validly executed and delivered by each of the Loan Parties. This Amendment No. 2 constitutes the legal, valid and binding obligation of each of the Loan Parties which is enforceable against such Loan Party in accordance with its terms. Neither the execution and delivery of this Amendment No. 2, nor the

                                                                    Exhibit 10.4


consummation of the transactions herein contemplated will conflict with, constitute a default under or result in any breach of (i) the terms and conditions of any organizational documents of any Loan Party or (ii) any Law or any material agreement or instrument or other obligation to which any Loan Party or any of its Subsidiaries is a party or by which any Loan Party or any of its Subsidiaries is bound, or result in the creation or enforcement of any

Lien upon any property of any Loan Party or any of its Subsidiaries other than as set forth herein.

           C. Consents and Approvals; No Event of Default. No consent, approval, exemption, order or authorization of any Person other than the parties hereto is required by any Law or any agreement in connection with the execution, delivery and carrying out of this Amendment No. 2. No event has occurred and is continuing and no condition exists or will exist after giving effect to this Amendment No. 2 which constitutes an Event of Default or Potential Default.

   4.  Conditions to Effectiveness.

           This Amendment No. 2 shall be effective on the date (the "Effective Date") on which each of the following conditions have been satisfied. The Effective Date shall be the same as the date of this Amendment No. 2 first written above:


      A. Execution.
                The Loan Parties, the Banks and the Agent shall have executed this Amendment No.


      B. Joinder.

                Allegheny Trail Corporation ("Allegheny Trail") shall have executed and delivered a Guarantor Joinder under which it shall join the Credit Agreement as a Guarantor and Allegheny Trail shall have executed and delivered the following documents in connection therewith as required under Section 10.9 [Joinder of Guarantors]:


              (a) Officer's Certificate.


                An officers' certificate of the Vice President and Secretary of Allegheny Trail.

                (B) Secretary's Certificate. A secretary's certificate of the secretary of
Allegheny Trail.

               (c)    Lien Searches

                The Agent shall have received satisfactory results of a Lien search demonstrating that the Agent's Lien constitutes a Prior Security Interest in favor of the Banks and their exist no other Liens on the assets of Allegheny Trail, including UCC filings, judgments, suits and tax and other claims, except for Permitted Liens.

                                                                    Exhibit 10.4

               (d)   Financing Statements.
                The Agent shall have received executed originals of financing statements necessary to perfect the Lien of the Banks on the Collateral held by Allegheny Trail.


               (e) Schedules to Security Agreement. The Agent shall have
                received an amended Schedule
A to the Security Agreement including the requisite information related to Allegheny Trail together with an update Schedule B to the Security Agreement, if applicable.


               (f) Schedule to Pledge Agreement. The Agent shall have received an amended Schedule
A to the Pledge Agreement including the pledge of stock of Allegheny Trail by Blair, together with stock certificates and signed, undated stock powers relating to such stock.


               (g) Revolving Credit Note.
                The Agent shall have received an executed Amended and Restated Revolving Credit Note made in favor of PNC Bank, National Association evidencing PNC's increased Commitment.


      C. Amendment Fees; Other Fees and Expenses. The Borrower shall have paid an amendment fee in the amount of $5,000 to each of the Banks (a total of $15,000) and such other fees and expenses as may be due and payable.


      D. Opinion of Counsel.
                An opinion of outside counsel confirming (1) execution, delivery and enforceability of this Amendment against the Loan Parties, and (2) all matters covered in the opinion (including perfection of Liens) delivered on the Closing Date as such matters relate to Allegheny Trail.


   5.   References to Credit Agreement, Loan Documents

           Any reference to the Credit Agreement or other Loan Documents in any document, instrument, or agreement shall hereafter mean and include the Credit Agreement or such Loan Document, including such schedules and exhibits, as amended hereby. In the event of irreconcilable inconsistency between the terms or provisions hereof and the terms or provisions of the Credit Agreement or such Loan Document, including such schedules and exhibits, the terms and provisions hereof shall control.

   6.   Force and Effect.

            Each Loan Party a signatory hereto reconfirms, restates, and ratifies the Credit Agreement, and all other documents executed in connection therewith except to the extent any such documents are expressly modified by this Amendment No. 2 and each Loan Party confirms that all such documents have remained in full force and effect since the date of their execution.

                                                                   Exhibit 10.4

 7   Governing Law.

           This Amendment No. 2 shall be deemed to be a contract under the laws of the Commonwealth of Pennsylvania and for all purposes shall be governed by and construed and enforced in accordance with the internal laws of the Commonwealth of Pennsylvania without regard to its conflict of laws principles.


   8.   Counterparts.
           This Amendment No. 2 may be signed in any number of counterparts each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                            [SIGNATURE PAGE FOLLOWS]

                                                                    Exhibit 10.4



           The undersigned have executed this Amendment No. 2 as of the day and year first above written.

                                    BORROWER:
                                    BLAIR CORPORATION


                                    By:
                                       ----------------------------
                                    Title:
                                          -------------------------


                                    GUARANTORS:
                                    BLAIR HOLDINGS, INC.



                                    By:
                                       ----------------------------
                                    Title:


                                    BLAIR PAYROLL, LLC



                                    By:
                                       ----------------------------
                                    Title:


                                    BLAIR INTERNATIONAL HOLDINGS,
                                    INC.



                                    By:
                                       ----------------------------
                                    Title:




                                    BLAIR CREDIT SERVICES
                                    CORPORATION



                                    By:
                                       ----------------------------
                                    Title:


                                    ALLEGHENY TRAIL CORPORATION


                                    By:
                                       ----------------------------
                                    Title:
                                          -------------------------

                                                                   Exhibit 10.4


                                    BANKS:

                                    PNC BANK, NATIONAL
                                    ASSOCIATION, individually and
                                    as Agent


                                    By:
                                       ----------------------------
                                    Title:
                                          -------------------------


                                    LASALLE BANK, N.A.


                                    By:
                                       ----------------------------
                                    Title:
                                          -------------------------


                                    HSBC BANK USA


                                    By:
                                       ----------------------------
                                    Title:
                                          -------------------------