Form 10-Q
period 2003-09-30
BLAIR CORP
filed 2003-11-12
CIK 71525

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Period Ended September 30, 2003  Commission File Number  1-878
                     -------------------                        ---------



                             BLAIR CORPORATION
-------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)



               DELAWARE                         25-0691670
-------------------------------------------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)         Identification No.)



    220 HICKORY STREET, WARREN, PENNSYLVANIA       16366-0001
-------------------------------------------------------------------------
    (Address of principal executive offices)       (Zip Code)



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
YES  X  NO
   -----  ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES X NO
                                       -----  ----

As of November 7, 2003 the registrant had outstanding 8,058,809 shares of its common stock without nominal or par value.

PART I FINANCIAL INFORMATION                                               -2-

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2003

CONSOLIDATED BALANCE SHEETS                                                -3-

BLAIR CORPORATION AND SUBSIDIARIES

                                             September 30      December 31
                                                  2003             2002
                                             ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                  $ 39,319,137     $ 49,975,503
  Customer accounts receivable, less
    allowances for doubtful accounts and
    returns of $46,205,601 in 2003 and
    $44,765,764 in 2002                       141,330,290      149,229,882
  Inventories - Note H
    Merchandise                                65,343,987       55,101,925
    Advertising and shipping supplies          25,787,705       19,115,380
                                             ------------     ------------
                                               91,131,692       74,217,305
  Deferred income taxes - Note G               10,195,000       11,623,000
  Prepaid and refundable federal and state
    taxes                                       2,169,490              -0-
  Prepaid expenses                              2,609,936        1,937,635
                                             ------------     ------------
Total current assets                          286,755,545      286,983,325

Property, plant and equipment:
  Land                                            692,144          692,144
  Buildings and leasehold improvements         65,468,805       65,280,676
  Equipment                                    71,886,236       58,956,855
  Construction in progress                      1,367,580        9,376,463
                                             ------------     ------------
                                              139,414,765      134,306,138
Less allowances for depreciation               86,601,267       80,000,142
                                             ------------     ------------
                                               52,813,498       54,305,996
Assets held for sale - Note L                   1,368,526        1,669,299
Trademarks                                        506,225          560,407
Other long-term assets                            621,821          578,405
                                TOTAL ASSETS $342,065,615     $344,097,432
                                             ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - Note J                     $ 15,000,000     $ 15,000,000
  Trade accounts payable                       46,856,586       40,805,116
  Advance payments from customers               3,711,442        3,959,801
  Accrued expenses - Note E                    14,556,246       19,970,241
  Accrued federal and state taxes                     -0-        4,587,124
  Current portion of capital lease
    obligations - Note F                          369,877          350,016
                                             ------------     ------------
Total current liabilities                      80,494,151       84,672,298

Capital lease obligations, less current
  portion - Note F                                199,650          480,320
Deferred income taxes - Note G                  1,567,000        1,611,000

Stockholders' equity:
  Common Stock without par value:
    Authorized 12,000,000 shares; issued
    10,075,440 shares (including shares held
    in treasury) - stated value                   419,810          419,810
  Additional paid-in capital                   14,323,421       14,428,903
  Retained earnings                           288,427,188      286,511,847
  Accumulated other comprehensive income          (30,663)          12,686
                                             ------------     ------------
                                              303,139,756      301,373,246

  Less 2,016,631 shares in 2003 and
    2,037,793 shares in 2002 of common stock
    in treasury - at cost                     (40,839,791)     (41,264,330)
  Less receivable and deferred compensation
    from stock plans                           (2,495,151)      (2,775,102)
                                             ------------     ------------
Total stockholders' equity                    259,804,814      257,333,814
                                             ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $342,065,615     $344,097,432
                                             ============     ============


See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME                                          -4-

BLAIR CORPORATION AND SUBSIDIARIES

                                                   Three Months Ended            Nine Months Ended
                                                      September 30                 September 30
                                                  2003           2002            2003           2002
                                              ------------   ------------    ------------   ------------

Net sales                                     $124,100,444   $117,830,052    $415,458,938   $400,604,838
Other income - Note I                           11,001,885     10,094,534      30,664,888     30,044,685
                                              ------------   ------------    ------------   ------------
                                               135,102,329    127,924,586     446,123,826    430,649,523

Costs and expenses:
    Cost of goods sold                          60,780,989     58,053,703     201,407,864    191,533,278
    Advertising                                 33,746,291     31,608,249     113,821,111    102,647,505
    General and administrative                  32,530,994     30,990,706      98,991,016     94,798,015
    Provision for doubtful accounts              6,702,356      6,738,419      22,950,454     21,247,530
    Interest                                        72,159        118,123         256,999        365,000
                                              ------------   ------------    ------------   ------------
                                               133,832,789    127,509,200     437,427,444    410,591,328
                                              ------------   ------------    ------------   ------------
                   INCOME BEFORE INCOME TAXES    1,269,540        415,386       8,696,382     20,058,195

Income tax expense - Note G                        477,000        136,000       3,303,000      7,145,000
                                              ------------   ------------    ------------   ------------

                                   NET INCOME $    792,540   $    279,386    $  5,393,382   $ 12,913,195
                                              ============   ============    ============   ============

Basic and diluted earnings per share based on
weighted average shares outstanding - Note D          $.10           $.03            $.67          $1.61
                                                      ====           ====            ====          =====


See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                            -5-

BLAIR CORPORATION AND SUBSIDIARIES

                                                             Three Months Ended            Nine Months Ended
                                                               September 30                   September 30
                                                           2003           2002             2003           2002
                                                       ------------   ------------     ------------   ------------

Common Stock                                           $    419,810   $    419,810     $    419,810   $    419,810

Additional Paid-in Capital:
   Balance at beginning of period                        14,311,675     14,559,818        4,428,903     14,589,838
   Issuance of Common Stock to non-employee directors        11,746            -0-           (6,356)        (2,619)
   Issuance of Common Stock under Omnibus Stock Plan            -0-        (89,530)             -0-        (66,273)
   Forfeitures of Common Stock under Omnibus Stock
     and Employee Stock Purchase Plans                          -0-        (14,030)         (18,576)       (17,279)
   Exercise of non-qualified stock options under
     Omnibus Stock Plan                                         -0-        (21,687)        (109,550)       (69,096)
   Tax benefit on exercise of non-qualified stock
     options                                                    -0-            -0-           29,000            -0-
                                                       ------------   ------------     ------------   ------------
   Balance at end of period                              14,323,421     14,434,571       14,323,421     14,434,571

Retained Earnings:
   Balance at beginning of period                       288,795,224    282,195,547      286,511,847    271,954,815
   Net income                                               792,540        279,386        5,393,382     12,913,195
   Cash dividends - Note B                               (1,160,576)    (1,039,587)      (3,478,041)    (3,432,664)
                                                      -------------   ------------     ------------    -----------
   Balance at end of period                             288,427,188    281,435,346      288,427,188    281,435,346

Accumulated Other Comprehensive Income:
   Balance at beginning of period                           (18,562)         7,448           12,686            -0-
   Foreign currency translation                             (12,101)        (1,570)         (43,349)         5,878
                                                      -------------   ------------     ------------   ------------
   Balance at end of period                                 (30,663)         5,878          (30,663)         5,878

Treasury Stock:
   Balance at beginning of period                       (40,840,954)   (42,726,506)     (41,264,330)   (43,187,542)
   Issuance of Common Stock to non-employee
     directors                                                1,163            -0-          130,220         63,279
   Issuance of Common Stock under Omnibus Stock
     Plan                                                       -0-      1,389,905              -0-      1,636,023
   Forfeitures of Common Stock under Omnibus
     Stock                                                      -0-       (130,451)         (37,599)      (134,515)
      Plan and Employee Stock Purchase Plans
   Exercise of non-qualified stock options under
      Omnibus Stock Plan                                        -0-         61,599          331,918        217,302
                                                      -------------   ------------     ------------   ------------
   Balance at end of period                             (40,839,791)   (41,405,453)     (40,839,791)   (41,405,453)

Receivable and Deferred Compensation from Stock Plans:
   Balance at beginning of period                        (2,581,030)    (1,966,544)      (2,775,102)    (1,987,850)
   Issuance of Common Stock under Omnibus Stock Plan            -0-     (1,482,667)             -0-     (1,569,750)
   Forfeitures of Common Stock under Omnibus Stock
      Plan and Employee Stock Purchase Plans
   Amortization of deferred compensation, net of                -0-         47,000           13,513         50,750
      forfeitures                                            37,493         31,068          117,345         31,068
   Applications of dividends and cash repayments             48,386         68,875          149,093        173,514
                                                      -------------   ------------     ------------   ------------
   Balance at end of period                              (2,495,151)    (3,302,268)      (2,495,151)    (3,302,268)
                                                      -------------   ------------     ------------   ------------


                     TOTAL  STOCKHOLDERS' EQUITY       $259,804,814   $251,587,884     $259,804,814   $251,587,884
                                                       ============   ============     ============   ============
Comprehensive Income:
   Net income                                               792,540        279,386        5,393,382     12,913,195
   Adjustment from foreign currency translation             (12,101)        (1,570)         (43,349)         5,878
                                                      -------------   ------------     ------------   ------------
   Comprehensive income                               $     780,439   $    277,816     $  5,350,033   $ 12,919,073
                                                      =============   ============     ============   ============

See accompanying notes.

 CONSOLIDATED STATEMENTS OF CASH FLOWS                                     -6-

BLAIR CORPORATION AND SUBSIDIARIES
                                                        Nine Months Ended
                                                          September 30

                                                        2003          2002
                                                    -----------    -----------
  OPERATING ACTIVITIES
    Net income                                      $ 5,393,382    $12,913,195
    Adjustments to reconcile net income
      to net cash (used in) provided by
      operating activities:
        Depreciation and amortization                 6,886,499      6,479,351
        Provision for doubtful accounts              22,950,454     21,247,530
        Provision for deferred income taxes           1,384,000     (3,020,000)
        Compensation expense (net of forfeitures)
          for stock awards                              198,547         (9,316)
        Changes in operating assets and
          liabilities providing (using) cash:
            Customer accounts receivable            (15,051,162)    (1,796,444)
            Inventories                             (16,914,387)    23,682,950
            Prepaid expenses and other assets          (714,349)      (913,959)
            Trade accounts payable                    6,051,133     (7,929,867)
            Advance payments from customers            (248,359)     1,710,097
            Accrued expenses                         (5,413,061)     4,929,324
                     Federal and state taxes         (6,726,577)     4,622,185
                                                    -----------    -----------
 NET CASH (USED IN)PROVIDED BY OPERATING ACTIVITIES  (2,203,880)    61,915,046

 INVESTING  ACTIVITIES
   Purchases of property, plant and equipment        (5,037,015)    (9,004,513)
 NET CASH USED IN INVESTING ACTIVITIES               (5,037,015)    (9,004,513)

 FINANCING ACTIVITIES
   Principle repayments on capital lease
     obligations                                       (260,809)      (253,086)
   Dividends paid                                    (3,478,041)    (3,432,664)
   Exercise of non-qualified stock options              222,368        148,206
   Repayments of notes receivable from stock plans      149,093        173,514
                                                    -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                (3,367,389)    (3,364,030)
                                                    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (48,082)        21,728

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                       (10,656,366)    49,568,231

Cash and cash equivalents at beginning of year       49,975,503      5,712,495
                                                    -----------    -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD         $39,319,137    $55,280,726
                                                    ===========    ===========
           See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               -7-

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2003

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

On August 20, 2003 the Company commenced operations of a new wholly-owned subsidiary, JLB Service Bank. The establishment of JLB Service Bank will enable the Company to manage its credit portfolio in a more cost-effective and efficient manner. The bank's products will involve the extension of credit on an unsecured basis to individuals who are customers of Blair Corporation to facilitate their purchases of Blair's merchandise. As of September 30, 2003, JLB Service Bank's total assets represented .90% of the total consolidated assets of the Company. Gross revenue of JLB Service Bank was .45% and .14% of the Company's consolidated gross revenue for the quarter ended and year to date September 30, 2003, respectively.

 NOTE B - DIVIDENDS DECLARED
 2-13-02     $.15 per share         2-21-03   $.15    per share
 4-16-02      .15                   4-15-03    .15
 7-16-02      .15                   7-15-03    .15
10-15-02      .15                  10-21-03    .15

Blair Corporation has declared a dividend for 281 consecutive quarters.

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

September 30, 2003

NOTE C - Stock Compensation - continued

The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                  Three Months Ended      Nine Months Ended
                                     September 30           September 30
                                    2003       2002        2003        2002
                                  --------   --------   ----------  -----------
Net income as reported            $792,540   $279,386   $5,393,382  $12,913,195
Deduct: Total stock-based
  employee compensation expense
  determined under fair value
  method for all awards, net of
  related tax effects              214,401    116,271      529,408      256,384
                                  --------   --------   ----------  -----------
Pro forma net income              $578,139   $163,115   $4,863,974  $12,656,811
                                  ========   ========   ==========  ===========

Earnings per share:
  Basic - as reported                $0.10      $0.03        $0.67        $1.61
                                  ========   ========   ==========  ===========
  Basic - pro forma                  $0.07      $0.02        $0.60        $1.58
                                  ========   ========   ==========  ===========
Diluted - as reported                $0.10      $0.03        $0.67        $1.61
                                  ========   ========   ==========  ===========
Diluted - pro forma                  $0.07      $0.02        $0.60        $1.58
                                  ========   ========   ==========  ===========

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.49%, 4.95% and 5.20% for stock options issued 4/15/03, 4/15/02 and 4/16/01, respectively; dividend yields of 2.54%, 3.11% and 3.50% for stock options issued 4/15/03, 4/15/02 and 4/16/01, respectively; volatility factors of the expected market price of the Company's common stock of .540, .564 and .547 for stock options issued 4/15/03, 4/15/02 and 4/16/01, respectively; and a weighted-average expected life of 7 years for the stock options issued 4/15/03, 4/15/02 and 4/16/01. The per share fair value of the options granted was determined to be $10.63, $8.83 and $7.40 for stock options issued 4/15/03, 4/15/02 and 4/16/01, respectively.

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

BLAIR CORPORATION AND SUBSIDIARY

September 30, 2003

NOTE D - EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING - continued

The following table sets forth the computations of basic and diluted earnings per share as required by Statement No. 128:
                                 Three Months Ended       Nine Months Ended
                                     September 30           September 30
                                  2003        2002         2003        2002
                               ----------  ----------   ----------  -----------
Numerator:
Net income                     $  792,540  $  279,386   $5,393,382  $12,913,195

Denominator:
  Denominator for basic
    earnings per share -
    weighted average shares
    outstanding                 8,058,665   8,027,272    8,052,783    7,994,791
Effect of dilutive securities:
  Employee stock options           19,211      28,075       24,596       26,139
                               ----------  ----------   ----------  -----------
  Denominator for diluted
    earnings per share -
    weighted average shares
    outstanding and assumed
    conversions                 8,077,876   8,055,347    8,077,379    8,020,930
                               ==========  ==========   ==========   ==========
Basic earnings per share            $0.10       $0.03        $0.67        $1.61
                               ==========  ==========   ==========   ==========
Diluted earnings per share          $0.10       $0.03        $0.67        $1.61
                               ==========  ==========   ==========   ==========

NOTE E - ACCRUED EXPENSES
Accrued expenses consist of:
                                                  September 30   December 31
                                                      2003          2002
                                                  ------------   -----------

Employee compensation                             $  9,706,513   $12,923,615
Profit sharing contribution                            606,016     2,094,327
Health insurance                                     1,285,656     1,767,850
Voluntary separation program                           849,688     1,098,103
Taxes, other than taxes on income                      466,580       919,183
Other accrued items                                  1,641,793     1,167,163
                                                  ------------   -----------
                                                  $ 14,556,246   $19,970,241
                                                  ============   ===========

NOTE F - Leases

Capital Leases
The Company leases certain data processing and telephone equipment under agreements that expire in various years through 2005. The following is a schedule by year of future minimum capital lease payments required under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2003:
2003                                            $102,010
2004                                             408,042
2005                                             103,426
                                                --------
                                                 613,478
Less amount representing interest                (43,951)
                                                --------
Present value of minimum lease payments          569,527
Less current portion                            (369,877)
                                                --------
Long-term portion of capital lease obligations  $199,650
                                                ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                    -10-

BLAIR CORPORATION AND SUBSIDIARIES

September 30,2003

NOTE F - Leases - continued

Operating Leases
The Company leases certain data processing, office and telephone equipment under agreements that expire in various years through 2008. The Company has also entered into several lease agreements for buildings, expiring in various years through 2012. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2003:
   2003                                        $ 833,605
   2004                                        2,900,063
   2005                                        2,362,914
   2006                                        1,774,218
   2007                                        1,276,752
Thereafter                                     3,893,171
                                             -----------
                                             $13,040,723
                                             ===========
NOTE G - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense (benefit) are as follows:
                         Three Months Ended           Nine Months Ended
                            September 30                September 30
                          2003         2002           2003          2002
                      -----------   -----------    -----------   -----------
Currently payable:
  Federal             $(4,845,000)  $(1,797,000)   $ 1,539,000   $ 9,525,000
  Foreign                 163,000        93,000        352,000       159,000
  State                  (734,000)     (401,000)        28,000       481,000
                      -----------   -----------    -----------   -----------
                       (5,416,000)   (2,105,000)     1,919,000    10,165,000
Deferred (credit)       5,893,000     2,241,000      1,384,000    (3,020,000)
                      -----------   -----------    -----------   -----------
                      $   477,000   $   136,000    $ 3,303,000   $ 7,145,000
                      ===========   ===========    ===========   ===========

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:
                         Three Months Ended           Nine Months Ended
                            September 30                September 30
                           2003         2002           2003          2002
                         --------     ---------     ----------     ---------
Statutory rate applied
  to pre-tax income      $444,339     $ 145,385     $3,043,734    $7,020,368
State income taxes,
  net of federal tax
  benefit                  (3,900)      (74,100)       142,350        45,500
Other items                36,561        64,715        116,916        79,132

                         $477,000     $ 136,000     $3,303,000    $7,145,000
                         ========     =========     ==========    ==========

In a previous year, the Company incurred a net operating loss of approximately $21 million in the State of Pennsylvania. Only $16 million of the net operating loss remains available to offset future income in the state of Pennsylvania. Pennsylvania limits the annual net operating loss carry forward to $2 million for 10 years. A deferred tax asset has been established based on the remaining $16 million net operating loss available to be carried forward. The deferred tax asset is offset by a valuation allowance because it is uncertain as to whether the Company will generate sufficient income in the State of Pennsylvania in the future to absorb the net operating loss before they expire in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                    -11-

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2003

NOTE G - INCOME TAXES - continued

Components of the provision for deferred income tax expense (benefit) are as follows:
                         Three Months Ended         Nine Months Ended
                            September 30               September 30
                          2003         2002         2003           2002
                        ---------    ---------    ---------    -----------
Provision for
  estimated returns     $  13,000    $ (81,000)   $(623,000)   $  (556,000)
Provision for
  doubtful accounts       216,000        6,000      (98,000)       192,000
Advertising costs       4,927,000    2,299,000    2,182,000     (2,141,000)
Severance                  33,000       33,000       95,000         81,000
Inventory obsolescence     23,000     (283,000)      46,000       (349,000)
Depreciation              721,000     (118,000)     (44,000)      (563,000)
Restricted Stock          (16,000)     391,000      (44,000)       391,000
Other items - net         (24,000)      (6,000)    (130,000)       (75,000)
                       ----------   ----------    ----------   -----------
                       $5,893,000   $2,241,000    $1,384,000   $(3,020,000)
                       ==========   ==========    ==========   ===========

Components of the deferred tax assets and liability under the liability method as of September 30, 2003 and December 31, 2002 are as follows:
                                               September 30    December 31
                                                  2003             2002
                                               ------------    -----------
Current net deferred tax asset:
  Doubtful accounts                             $14,146,000    $14,048,000
  Returns allowances                              2,210,000      1,587,000
  Inventory obsolescence                          1,481,000      1,527,000
  Inventory costs                                  (328,000)      (328,000)
  Vacation pay                                    1,670,000      1,670,000
  Advertising costs                              (9,553,000)    (7,371,000)
  State net operating loss                          490,000        490,000
  Other items                                       569,000        490,000
                                               ------------    -----------
  Total deferred tax asset                       10,685,000     12,113,000
  State valuation allowance                        (490,000)      (490,000)
                                               ------------    -----------
  Deferred tax asset,
    net of valuation allowance                  $10,195,000    $11,623,000
                                                ===========    ===========

Long-term deferred tax liability:
  Property, plant and equipment                 $ 1,567,000    $ 1,611,000
                                                ===========    ===========

NOTE H - INVENTORIES

Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These costs are expensed when mailed. If the FIFO method had been used for all inventories, inventories would have increased by approximately $5,676,000 at both September 30, 2003 and December 31, 2002. The Company has a reserve for slow moving and obsolete inventory amounting to $3,880,000 at September 30, 2003, $4,000,000 at December 31, 2002 and $5,063,000 at September 30, 2002.

NOTE I - OTHER INCOME
Other income consists of:     Three Months Ended         Nine Months Ended
                                 September 30               September 30
                             2003         2002          2003         2002
                         -----------  -----------   -----------  -----------
Finance charges on
time payment accounts    $ 9,010,271  $ 8,443,430   $26,323,846  $26,335,200
Commissions earned           437,783      554,575     1,002,762    1,532,745
Other items                1,553,831    1,096,529     3,338,280    2,176,740
                         -----------  -----------   -----------  -----------
                         $11,001,885   $10,094,534  $30,664,888  $30,044,685
                         ============  ===========  ============ ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                   -12-

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2003

NOTE I - OTHER INCOME - continued

Finance charges on time payment accounts are recognized on an accrual basis of accounting.

NOTE J - FINANCING ARRANGEMENTS

On December 20, 2001, the Company entered into a Credit Agreement with PNC Bank, National Association, as agent, and certain other banks. The Agreement put in place a syndicated revolving credit facility of up to $30 million, secured by inventory and certain other assets of the Company and its subsidiaries. The revolving credit facility expires on December 20, 2004. The credit agreement was amended on July 25, 2003 to increase the commitments to the facility from $28 million to $30 million. As of September 30, 2003, the facility had lender commitments of $30 million. For each borrowing tranche, the Company may select from three options to determine the interest rate. The options are: a base rate option (greater of Prime or Fed Funds Rate plus .5% as of September 30, 2003); swing loan rate option (as quoted by PNC Bank); or Euro-rate option (Euro-rate plus 1.75%) as defined in the Credit Agreement. The Company is required to meet certain covenants that relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. As of September 30, 2003, the Company was in compliance with all the Agreement's covenants. At September 30, 2003, the Company had no borrowings (loans) outstanding, but had letters of credit totaling $20.7 million outstanding, which reduces the amount of borrowings available under the Credit Agreement. At December 31, 2002,and September 30,2002, the Company had no borrowings (loans) outstanding, but had outstanding letters of credit totaling $16.2 million and $9.7 million, respectively.

Also, on December 20, 2001, the Company completed a securitization of up to $100 million in accounts receivable. The Company sells all right, title and interest in and to certain of its accounts receivable to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate bankruptcy remote special purpose entity that entered into a Receivables Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivables Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

The securitization had initial lender commitments of $50 million. On April 9, 2003, the lender commitment level increased to $70 million. Also, the securitization was amended to extend the term to April 7, 2006. The interest rate charged was amended from 1-month LIBOR plus 55 basis points to 1-month LIBOR plus 80 basis points. At September 30, 2003, $70 million of the $100 million was available to the Company. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. As of September 30, 2003, the Company was in compliance with all the requirements of the Receivables Purchase Agreement. At September 30, 2003, December 31,2002, and September 30, 2002 the Company had $15 million outstanding, the minimum amount required to be outstanding under the terms of the Receivables Purchase Agreement, all of which was classified as short-term.

NOTE K - NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 Goodwill and Other Intangible Assets and SFAS No. 143
Accounting For Asset Retirement Obligations. The Company adopted SFAS No. 148, Accounting For Stock-Based Compensation Transition and
Disclosure an amendment of SFAS No. 123, Accounting for Stock-Based Compensation effective the year ended December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued             -13-

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2003

NOTE K - NEW ACCOUNTING PRONOUNCEMENTS - continued

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed. The Company's adoption of this statement in the first quarter of 2002 did not have an impact on the Company's financial results. However, the provisions of the statement impact the accounting treatment of the planned sale of the Blair Outlet Store in Erie, Pa. (see Note L).

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company's adoption of this statement in the first quarter 2003 did not have an impact on the Company's financial results. However, the provisions of the statement impact the accounting treatment of the voluntary separation of employees due to the planned sale of the Blair Outlet Store in Erie, Pa. (see Note M).

In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is generally effective for contracts entered into or modified after June 30, 2003. The Company adopted the new statement effective July 1, 2003. The Company has historically not utilized derivative instruments, and as a result, the adoption of this statement has had no impact on the financial statements of the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the Company's third quarter. The effective dates of certain provisions of SFAS No. 150 have been deferred. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial condition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued                   -14-

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2003

NOTE L - Long-lived Assets Classified as Held for Sale - continued

and profitable methods of disposing obsolete and excess inventory led to this decision. Over the past three years, package insertions, telephone upsell promotions, sale catalogs and the growing e-commerce channel have proven to be more successful and profitable in moving inventory than the traditional outlet sales process. The $1,368,526 shown as Assets Held for Sale at September 30, 2003 and the $1,669,299 shown as Assets Held for Sale at December 31, 2002 consist of the net book value of the land, land improvements and building. The carrying value of the asset was reduced as a result of the level of interest in the asset.

NOTE M - VOLUNTARY SEPARATION PROGRAM
In the first quarter of 2003, the Company accrued and charged to expense $75,000 in separation costs. The costs were charged to General and Administrative Expense in the income statement. The one-time $75,000 charge represents severance pay, related payroll taxes and medical benefits due the 32 eligible employees who accepted the voluntary separation program offered in connection with closing the Company's Outlet Store located in Erie, Pennsylvania on March 28, 2003. As of the end of the second quarter of 2003, $53,000 had been paid. This liability is considered satisfied and resulted in $22,000 being taken back to income in the second quarter of 2003.

In the first quarter of 2001, the Company accrued and charged to expense $2.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The one-time $2.5 million charge represents severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of September 30, 2003, approximately $1.65 million of the $2.5 million has been paid.

NOTE N - CONTINGENCIES
The Company is involved in certain items of litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome will not have a material effect on the Company's financial condition or results of operations.

NOTE O - USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE P - RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -15-
CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2003

Results of Operations

Comparison of Third Quarter 2003 and Third Quarter 2002

Net income for the third quarter ended September 30, 2003 increased $513,154 to $792,540 or $.10 per basic and diluted share, compared to net income of $279,386, or $.03 per basic and diluted share, for the third quarter ended September 30, 2002. Results for the third quarter of 2003 reflect the impact of increased sales offset to a large extent by increases in cost of goods sold and advertising expenses.

Net sales for the third quarter of 2003 increased $6.3 million to $124.1 million or 5.3% compared to net sales for the third quarter of 2002. The increase in net sales was primarily attributable to strategic increases in catalog mailings to current customers that served to generate sales and improve inventory management. Actual response rates were lower in the third quarter of 2003 than in the third quarter of 2002. Gross sales revenue generated per advertising dollar decreased slightly in the third quarter of 2003 as compared to the third quarter of 2002. The provision for returned merchandise as a percentage of gross mail order sales decreased 1.7% or $700,000 in the third quarter of 2003 as compared to the third quarter of 2002. Management believes that this decrease is attributed to ongoing efforts to improve product quality and fit.

Other income increased 9.0% in the third quarter of 2003 as compared to the third quarter 2002. Increased finance charges were primarily responsible for the higher other income.

Cost of goods sold increased $2.7 million or 4.7% to $60.8 million in the third quarter of 2003 as compared to the third quarter of 2002. As a percentage of net sales, cost of goods sold decreased to 49.0% in the third quarter of 2003 from 49.3% in the third quarter of 2002. The increase in cost of goods sold primarily relates to the increase in sales.

Advertising expenses in the third quarter of 2003 increased $2.2 million or 6.8% to $33.7 million from the third quarter of 2002. Strategic increases in catalog mailings to current customers account for the majority of the increase. A 2% increase in printing costs effective April 1, 2003 also contributed to this variance.

The total number of catalog mailings released in the third quarter of 2003 increased by 7.2 million or 18.0% as compared to the third quarter of 2002. Print advertising for Crossing Pointe is all via catalog and is included in the catalog mailings numbers.

The total number of letter mailings released in the third quarter of 2003 increased by 3.4 million or 32.3% versus the third quarter of 2002.

Total circulation of the co-op and media advertising programs increased by 44.9 million pieces or 45.8% in the third quarter of 2003 as compared to the third quarter of 2002.

The Company launched e-commerce sites for Blair www.blair.com and Crossing Pointe www.crossingpointe.com in the third quarter of 2000. In the third quarter of 2003, the Company generated $18.7 million in e-commerce gross sales demand, as compared to $14.3 million in the third quarter of 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               -16-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2003

Results of Operations - continued

Comparison of Third Quarter 2003 and Third Quarter 2002 - Continued

General and administrative expense increased $1.5 million or 5.0% to $32.5 million in the third quarter of 2003 as compared to the third quarter of 2002. The higher general and administrative expense was primarily attributable to increased employee costs, additional bank fees incurred as part of rate increases for check processing along with amortization costs associated with the amended securitization, and legal fees incurred for the establishment of the JLB Service Bank and Allegheny Trail subsidiaries. The amended securitization, which is discussed further in the "Liquidity and Sources of Capital" section, provided additional liquidity and extended the term of the financing arrangement. JLB Service Bank enables the company to manage its accounts receivable portfolio in a more cost-effective and efficient manner. The formation of Allegheny Trail represents the launch of a wholesale business targeted at outdoor sporting goods and recreational retailers.

The provision for doubtful accounts was basically flat for the third quarter 2003 as compared to third quarter 2002. The estimated bad debt rate used in the third quarter of 2003 was 4 basis points lower than the bad debt rate used in the third quarter of 2002. Favorable experience in the Crossing Pointe credit portfolio was primarily offset by necessary increases in the estimated bad debt rate to provide for greater charge off experience attributable to prospect credit offers, which traditionally result in higher bad debts. These offers to prospects are intended to increase sales and the Company's customer file.

The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). At September 30, 2003, the delinquency rate of open accounts receivable was approximately 2% or 30 basis points higher than at September 30, 2002. The charge-off rate for the third quarter of 2003 was 17% or 20 basis points greater than the charge-off rate for the third quarter of 2002. The increased charge off experience is the result of additional prospecting activity in 2003 compared to 2002.

Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The allowance for doubtful accounts as a percentage of delinquent accounts is the same at September 30, 2003 and September 30, 2002. At September 30, 2003, the allowance for doubtful accounts as a percentage of open accounts is 2.3% or 50 basis points higher than September 30, 2002.

At this time, the Company feels that the allowance for doubtful accounts is sufficient to cover the charge-offs from the current customer accounts receivable portfolio. Also, credit granting, collection and behavior models continue to be updated and improved, and, along with expanding database capabilities, provide valuable credit-marketing opportunities.

Interest expense decreased approximately $45,000 or 39% to $72,159 in the third quarter of 2003 as compared to the third quarter of 2002. Interest expense results primarily from the Company's required borrowings under the Receivables Purchase Agreement. Interest rates have been lower in the third quarter of 2003.

Income taxes as a percentage of income before income taxes were 37.6% in the third quarter of 2003 and 32.7% in the third quarter of 2002. The federal income tax rate was 35% in both years. The difference in the total income tax rate was caused by a change in the Company's effective state income tax rate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               -17-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2003

Results of Operations - continued

Comparison of Nine Month Periods Ended September 30, 2003 and September
30,2002

Net income for the nine months ended September 30, 2003 decreased 58.2% to $5,393,382, or $.67 per share, as compared to $12,913,195, or $1.61 per share, for the nine months ended September 30, 2002. Results for the first nine months of 2003 reflect an increase in sales offset by increases in cost of goods sold, advertising expenses, general & administrative expenses and the provision for doubtful accounts.

Net sales for the first nine months of 2003 increased $14.9 million to $415.5 million or 3.7% greater than net sales for the first nine months of 2002. The increase in net sales was primarily attributable to strategic increases in catalog and letter mailings to current and prospective customers that served to generate sales, grow the customer file and improve inventory management. Actual response rates in the first nine months of 2003 were lower than in the first nine months of 2002. Gross sales revenue generated per advertising dollar decreased approximately 6% in the first nine months of 2003 as compared to the first nine months of 2002. The provision for returned merchandise as a percentage of gross mail order sales decreased 2.9% or $500,000 thousand in the first nine months of 2003 as compared to the first nine months of 2002. Management attributes this favorable change to improved product quality and fit.

Other income increased approximately $620,000 or 2.1% to $30.7 million in the first nine months of 2003 as compared to the first nine months of 2002. The increase was primarily due to an increase in revenue generated from providing third party services such as quality control reviews performed by the company's foreign offices and third party advertising literature being included in outgoing customer packages.

Cost of goods sold increased $9.9 million or 5.2% to $201.4 million in the first nine months of 2003 as compared to the same period in 2002. As a percentage of net sales, cost of goods sold increased to 48.5% in the first nine months of 2003 from 47.8% for the first nine months of 2002. The increase in cost of goods sold reflects an increase in sales generated from promotional activities intended to address lower response rates. Further, higher inbound freight expenses, a greater mix of outbound packages in excess of one pound that increased shipping costs and the postal rate increase of approximately 10% that took place on June 30, 2002 contributed to the increase.

Advertising expenses in the first nine months of 2003 increased $11.2 million or 10.9% to $113.1 million. Strategic increases in catalog mailings to current and prospective customers account for the majority of the increase. The June 30, 2002 postal rate increase and a 2% increase in printing costs effective April 1, 2003 also contributed to this variance.

The total number of catalog mailings released in the first nine months of 2003 was 31.2 million or 24.9% greater than those released in the first nine months of 2002.

The total number of letter mailings released in the first nine months of 2003 was 47.3 million or 9.9% greater than those released in the first nine months of 2002.

Total circulation of the co-op and media advertising programs increased 64.5 million pieces or 11.6% in the first nine months of 2003 as compared to the first nine months of 2002.

The Company launched e-commerce sites for Blair www.blair.com and Crossing Pointe www.crossingpointe.com in the third quarter of 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               -18-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2003

Results of Operations - continued

Comparison of Nine Month Periods Ended September 30, 2003 and September 30,2002 - continued

In the first nine months of 2003, the Company has generated $60.4 million in e-commerce gross sales demand versus $44.9 million for the first nine months of 2002, an increase of 34.5% over the first nine months of 2002. In all of 2002, the Company generated $65.7 million in e-commerce orders.

General and administrative expense increased $4.2 million from $94.8 million to $99.0 million or 4.4% in the first nine months of 2003 as compared to the first nine months of 2002. The higher general and administrative expense in the first nine months of 2003 was primarily attributable to increased employee costs, additional bank fees incurred as part of rate increases for check processing along with amortization costs associated with the amended securitization, increased costs incurred to service an expanded credit program, depreciation on the new fulfillment equipment and legal fees incurred for the establishment of the JLB Service Bank and Allegheny Trail subsidiaries. The increased employee costs were attributable to overtime incurred to complete the enhancements and automation of the Company's fulfillment capabilities. The amended securitization, which is discussed further in the "Liquidity and Sources of Capital" section, provided additional liquidity and extended the term. JLB Service Bank enables the company to manage its accounts receivable portfolio in a more cost-effective and efficient manner. The formation of Allegheny Trail represents the launch of a wholesale business targeted at outdoor sporting goods and recreational retailers.

The provision for doubtful accounts increased $1.7 million from $21.2 million to $22.9 million or 8.0% from the first nine months of 2003 compared to the same period in 2002. The estimated bad debt rate used in the first nine months of 2003 was approximately 6% or 50 basis points higher than the bad debt rate used in the first nine months of 2002. The estimated bad debt rate has increased primarily due to increased credit offers to both Blair and Crossing Pointe prospects, which traditionally result in higher bad debts. These offers to prospects are made to increase sales and to build the customer file.

The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). At September 30, 2003, the delinquency rate of open accounts receivable was approximately 2% or 30 basis points higher than at September 30, 2002. The charge-off rate for the first nine months of 2003 was 9% or 11 basis points greater than the charge-off rate for the first nine months of 2002. The increased charge off experience is the result of additional prospecting activity in 2003 compared to 2002.

Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The allowance for doubtful accounts as a percentage of delinquent accounts is the same at September 30, 2003 and September 30, 2002. At September 30, 2003, the allowance for doubtful accounts as a percentage of open accounts is 2.3% or 50 basis points higher than September 30, 2002.

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
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2003

Results of Operations - continued

Comparison of Nine Month Periods Ended September 30, 2003 and September 30,2002 - continued

Interest expense decreased approximately $108,000 (29.6%) to $256,999 in the first nine months of 2003 as compared to the first nine months of 2002. Interest expense results primarily from the Company's required borrowings under the Receivables Purchase Agreement. Interest rates have been lower in the first nine months of 2003.

Income taxes as a percentage of income before income taxes were 38.0% in the first nine months of 2003 and 35.6% in the first nine months of 2002. The federal income tax rate was 35% in both years. The difference in the total income tax rate was caused by a change in the Company's effective state income tax rate.

Liquidity and Sources of Capital

All working capital and cash requirements for the first nine months of 2003 were met using funds from operations and surplus cash.

On December 20, 2001, the Company entered into a Credit Agreement with PNC Bank, National Association, as agent, and certain other banks. The Agreement put in place a syndicated revolving credit facility of up to $30 million, secured by inventory and certain other assets of the Company and its subsidiaries. The revolving credit facility expires on December 20, 2004. The credit agreement was amended on July 25, 2003 to increase the commitments to the facility from $28 million to $30 million. As of September 30, 2003, the facility had lender commitments of $30 million. For each borrowing tranche, the Company may select from three options to determine the interest rate. The options are: a base rate option (greater of Prime or Fed Funds Rate plus .5% as of September 30, 2003); swing loan rate option (as quoted by PNC Bank); or Euro-rate option (Euro-rate plus 1.75%) as defined in the Credit Agreement. The Company is required to meet certain covenants that relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. As of September 30, 2003, the Company was in compliance with all the Agreement's covenants. At September 30, 2003, the Company had no borrowings (loans) outstanding, but had letters of credit totaling $20.7 million outstanding, which reduces the amount of borrowings available under the Credit Agreement. At December 31, 2002, and September 30,2002, the Company had no borrowings (loans), but had letters of credit outstanding of $16.2 million and $9.7 million respectively.

Also, on December 20, 2001, the Company completed a securitization of up to $100 million in accounts receivable with PNC Bank, National Association, as administrator, and certain conduit purchasers. At December 20, 2001, the securitization had initial lender commitments of $50 million. On April 9, 2003, the lender commitment level increased to $70 million. Also, the securitization was amended to extend the term to April 7, 2006. The interest rate charged was amended from 1-month libor plus 55 basis points to 1-month LIBOR plus 80 basis points. The Company sells all right, title and interest in and to certain of its accounts receivable to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate bankruptcy remote special purpose entity that entered into a Receivables Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivables Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. At September 30, 2003, $70 million of the $100

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -20-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2003

Liquidity and Sources of Capital - Continued

million was available to the Company. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. As of September 30, 2003, the Company was in compliance with all the requirements of the Receivables Purchase Agreement. At September 30, 2003, December 31, 2002, and September 30, 2002, the Company had $15 million outstanding, the minimum amount required to be outstanding under the terms of the Receivables Purchase Agreement, all of which was classified as short-term.

The ratio of current assets to current liabilities was 3.56 at September 30, 2003, and 3.39 at both December 31, 2002 and September 30, 2002. Working capital increased $3.9 million to $206.3 million in the first nine months of 2003. The 2003 net increase was primarily attributable to a $16.9 million increase in inventories along with a $6.7 million change in federal and state taxes, offset somewhat by a $7.9 million reduction in accounts receivable and a $10.3 million reduction in cash and cash equivalents. Inventories typically peak in the third quarter to reflect the seasonality of the business.

Merchandise inventory turnover was 3.5 times at September 30, 2003, 3.4 times at December 31, 2002 and 3.1 times at September 30, 2002. Merchandise inventory as of September 30, 2003 of $65.3 million was $10.2 million or 18.6% greater than at December 31, 2002 and $9.2 million or 16.4% greater than at September 30, 2002. The merchandise inventory levels are net of the Company's reserve for inventory obsolescence. The reserve totaled $3.9 million at September 30, 2003, $4.0 million at December 31, 2002 and $5.1 million at September 30, 2002. Inventory write-offs and write-downs (reductions to below cost) charged against the reserve for obsolescence were $4.0 million in the first nine months of 2003 and $4.5 million in the first nine months of 2002. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold, based on the levels of merchandise inventory and merchandise purchases.

An operating segment is identified as a component of an enterprise for which separate financial information is available for evaluation by the chief decision-maker, or decision-making group, in deciding on how to allocate resources and assess performance. The Company operates as one business segment consisting of the Womenswear, Menswear, Home, Crossing Pointe and Allegheny Trail product lines. Allegheny Trail was added in the third quarter of 2003 and is expected to become a significant revenue source over the next few years.

                    September 30,     Percent       September 30,     Percent
                        2003          of Total           2002         of Total
Product Line          Net Sales       Net Sales        Net Sales      Net Sales
------------       --------------     ---------     --------------    ---------
Womenswear         $268.9 million       64.7%       $264.3 million      66.0%
Menswear             64.6 million       15.6%         70.1 million      17.5%
Home                 50.8 million       12.2%         42.5 million      10.6%
Crossing Pointe      31.0 million        7.5%         23.7 million       5.9%
Allegheny Trail       0.2 million        0.0%          0.0 million       0.0%
                   --------------     ---------     --------------    ---------
Total              $415.5 million      100.0%       $400.6 million     100.0%
                   ==============     =========     ==============    =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 -21-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2003

Liquidity and Sources of Capital - Continued

                     September           December            September
                      30, 2003           31, 2002            30, 2002
                    Merchandise         Merchandise         Merchandise
Product Line         Inventory           Inventory           Inventory
------------        -------------       ------------       -------------

Womenswear          $41.1 million       $32.1 million      $33.2 million
Menswear              9.1 million        11.0 million       10.8 million
Home                  5.2 million         5.0 million        4.8 million
Crossing Pointe       8.5 million         7.0 million        7.4 million
Allegheny Trail       1.4 million         0.0 million        0.0 million
                    -------------       -------------      -------------
Total               $65.3 million       $55.1 million      $56.2 million
                    =============       =============      =============


The Company looks upon its credit granting (Blair Credit) as a marketing advantage. Blair Credit customers, on average, buy more, buy more often and are more loyal than cash and credit card customers. The Company has determined that the benefit from the increased sales volume achieved by offering the Blair Credit is significant and more than outweighs the cost of the credit program. The cost of the credit program is comparable to the discount rates of third party credit cards. The Company's gross credit sales increased 4.9% in the first nine months of 2003 as compared to the first nine months of 2002.

On August 20, 2003 the Company commenced operations of a new wholly-owned subsidiary, JLB Service Bank. The establishment of JLB Service Bank will enable the Company to manage its credit portfolio in a more cost-effective and efficient manner. The bank's products will involve the extension of credit on an unsecured basis to individuals who are customers of Blair Corporation to facilitate their purchases of Blair's merchandise. As of September 30, 2003, JLB Service Bank's total assets represented .90% of the total consolidated assets of the Company. Gross revenue of JLB Service Bank was .45% and .14% of the Company's consolidated gross revenue for the quarter ended and year to date September 30, 2003, respectively.

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $5.0 million during the first nine months of 2003 and $9.0 million during the first nine months of 2002.

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
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2003

Liquidity and Sources of Capital - continued

                              Payments Due by Period
Contractual
Obligations        Total        2003    2004-2005   2006-2007  Thereafter
-------------    ---------   --------  ----------   ---------  ----------
Capital lease
  Obligations  $   569,527   $ 89,250  $  480,277      ---         ---
Operating
  leases        13,040,723    833,605   5,262,977   3,050,970   3,893,171
               -----------   --------  ----------  ----------  ----------
Total          $13,610,250   $922,855  $5,743,254  $3,050,970  $3,893,171
               ===========   ========  ==========  ==========  ==========

The Company has other lender commitments consisting of a $30 million revolving credit facility and $70 million of lender commitments under an accounts receivable securitization.

                                  Amount of Commitment
                                 Expiration Per Period
Other                    Total        Less                            After
Commercial              Amounts       than        1 - 3       4 - 5     5
Commitments            Committed     1 year       years       years   Years
-------------------   ------------  ---------  ------------   ------  ------
Line of Credit-
  Revolving
  effective 7/25/03   $ 30,000,000     -0-     $ 30,000,000     -0-     -0-
Line of Credit-
  Securitization
  effective 4/9/2003    70,000,000     -0-       70,000,000     -0-     -0-
                      ------------     ---     ------------     ---     ---
Total                 $100,000,000     -0-     $100,000,000     -0-     -0-
                      ============     ===     ============     ===     ===

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

The Company recently declared a quarterly dividend of $.15 per share payable on September 15, 2003. The Company has declared dividends for 281 consecutive quarters. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an ongoing basis. See "Future Considerations".

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
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2003

Critical Accounting Policies - continued

receivable and inventory requires establishing proper reserve and allowance levels, specifically the allowances for doubtful accounts and returns and the reserve for inventory obsolescence. The Company's senior financial management reviews the critical accounting policies and estimates with the Audit Committee of the Board of Directors.

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

The allowance for returns is a deduction from customer accounts receivable. A monthly provision for anticipated returns is recorded as a percentage of gross sales, based upon historical experience. The provision is charged against gross sales to arrive at net sales, and actual returns are charged against the allowance for returns. Returns are generally more predictable as they settle within two-to three months, but are impacted by season, new products and/or product lines, type of sale (cash, credit card, Blair Credit) and sales mix (prospect/customer). The Company feels that the allowance for returns is sufficient to cover the returns that will occur after September 30, 2003 from sales prior to October 1, 2003. A change in the returns rate would cause changes in the provision for returns and the allowance for returns. Based on the Company's 2002 level of sales, net income would change by approximately $2.8 million, or $.35 per share, from a 1% change in the returns rate.

The reserve for inventory obsolescence and related items, inventory levels and write-downs, are discussed in "Liquidity and Sources of Capital" and "Future Considerations". The Company feels that the reserve for inventory obsolescence is sufficient to cover the write-offs and write-downs that will occur after September 30, 2003 on merchandise inventory as of September 30, 2003. A change in the obsolescence rate would cause changes in cost of goods sold and the reserve for inventory obsolescence. Based on the Company's 2002 level of merchandise subject to obsolescence, net income would change by approximately $1.8 million, or $.22 per share, from a 1% change in the obsolescence rate.

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

The Company principally uses the LIFO method of accounting for its merchandise inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces distortion in reported income due to increasing costs. However, the Company has been experiencing consistent to declining merchandise costs and the LIFO reserve has remained relatively constant-$5.7 million at September 30, 2003 and at December 31, 2002. At September 30, 2002, the LIFO reserve was $5.4 million.

Property, plant and equipment are continuously being expanded and updated.
Major

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -24-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2003

Impact of Inflation and Changing Prices - continued

projects are discussed under "Liquidity and Sources of Capital". Assets acquired in prior years will be replaced at higher costs but this will take place over many years. New assets, when acquired, will result in higher depreciation charges, but in many cases, due to technological improvements, savings in operating costs should result. The charges to operations for depreciation represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being used.

Accounting Pronouncements

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 Goodwill and Other Intangible Assets and SFAS No. 143 Accounting For Asset Retirement Obligations. The Company adopted SFAS No. 148, Accounting For Stock-

Based Compensation Transition and Disclosure an amendment of SFAS No. 123, Accounting for Stock-Based Compensation effective the year ended December 31, 2002.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed. The Company's adoption of this statement in the first quarter of 2002 did not have an impact on the Company's financial results. However, the provisions of this statement impact the accounting treatment of the planned sale of the Blair Outlet Store in Erie, Pa. (see Note L).

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company's adoption of this statement in the first quarter 2003 did not have an impact on the Company's financial results. However, the provisions of this statement impact the accounting treatment of the voluntary separation of employees due to the planned sale of the Blair Outlet Store in Erie, Pa. (see Note M).

In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is generally effective for contracts entered into or modified after June 30, 2003. The Company adopted the new statement effective July 1, 2003. The Company has historically not utilized derivative instruments, and as a result, the adoption of this statement has had no impact on the financial statements of the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its statement

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -25-
CONDITION AND RESULTS OF OPERATIONS - Continued

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2003

Accounting Pronouncements - continued

of financial position certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the Company's third quarter. The effective dates of certain provisions of SFAS No. 150 have been deferred. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial condition.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements are included in, but not limited to, the following sections of the report:

      - The paragraph on the provision for doubtful accounts in the Results of Operations, Comparison of Third Quarter 2003 and Third Quarter 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                -26-
CONDITION AND RESULTS OF OPERATIONS - continued

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2003

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
- continued

      - The paragraph on the provision for doubtful accounts in the Results of Operations, Comparison of Nine Month Periods Ended September 30, 2003 and September 30, 2002.

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

September 30, 2003

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


           On August 22, 2003, the Company filed a Form 8-K announcing that it had formally organized and began operations of JLB Service Bank (the "Bank"), a Delaware chartered banking corporation which is wholly-owned by the Company. The Bank is a Delaware state chartered non-Federal Reserve member bank, which has been approved for Federal Deposit Insurance by the Federal Deposit Insurance Corporation, which will serve as a credit card bank to engage only in credit card origination. The Bank will not accept demand deposits, will not accept savings or time deposits of less than $100,000, and will not make commercial loans.

           On October 22, 2003, the Company filed a Form 8-K announcing its earnings for the quarter and nine months ended September 30, 2003.

PART II.  OTHER INFORMATION                                               -28-

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2003

Item 6.  Exhibits and Reports on Form 8-K - continued
----------------
(1) Incorporated by reference to Exhibit A to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 10, 1995 (SEC File No. 1-878).

(2) Incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed with the SEC on July 19, 2000 (SEC File No. 333-41770).

(3) Incorporated herein by reference to Exhibit A to the Company's Proxy Statement filed with the SEC on March 20, 1998 (SEC File No. 1-878).

(4) Incorporated herein by reference to Exhibit A to the Company's Proxy Statement filed with the SEC on March 17, 2000 (SEC File No. 1-878).

(5) Incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K filed with the SEC on January 9, 2002 (SEC File No. 1-878).

(6) Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 8, 2003 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(7) Incorporated by reference to Note D of the financial statements included herein.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                              BLAIR CORPORATION
                                               (Registrant)



Date   November 7, 2003           By         JOHN E. ZAWACKI
------------------------              -------------------------------------
                                             JOHN E. ZAWACKI
                                      President and Chief Executive Officer


                                  By         BRYAN J. FLANAGAN
                                      -------------------------------------
                                             BRYAN J. FLANAGAN
                                      Senior Vice President and Chief
                                      Financial Officer



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


Date: November 7, 2003




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




Date: November 7, 2003


                                                  BRYAN J. FLANAGAN
                                                  ---------------------------
                                                  BRYAN J. FLANAGAN
                                                  Senior Vice President
                                                  and Chief Financial Officer

                                                                    Exhibit 32.1



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Zawacki, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects,the financial condition and result of operations of the Company.



 November 7, 2003
                                     JOHN E. ZAWACKI
                                  -----------------------
                                     JOHN E. ZAWACKI
                                        President and
                                  Chief Executive Officer




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

                                                                    Exhibit 32.2



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan J. Flanagan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 November 7, 2003
                                     BRYAN J. FLANAGAN
                                  --------------------------
                                     BRYAN J. FLANAGAN
                                   Senior Vice President and
                                    Chief Financial Officer



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