Form 10-K
period 2003-12-31
BLAIR CORP
filed 2004-03-15
CIK 71525

===============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2003 Commission file number 1-878

                                BLAIR CORPORATION


     Incorporated in Delaware            I.R.S. Employer Identification Number:

         220 Hickory Street                             25-0691670
     Warren, Pennsylvania 16366
           (814) 723-3600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


 TITLE OF EACH CLASS ON WHICH REGISTERED                  NAME OF EACH EXCHANGE

Common Stock, without nominal or par value               American Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2003 was approximately $178,892,795. There were 8,126,401 shares of common stock outstanding as of March 5, 2004 as reported by the Company's transfer agent and the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 5, 2004 was $217,299,963.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.


===============================================================================

                                     PART I

ITEM 1. BUSINESS

(a)  GENERAL.

Blair Corporation (the "Company") was founded in 1910 by John L. Blair, Sr., and was incorporated in 1924 under the laws of the State of Delaware. The Company's business consists of the sale of fashion apparel for men and women, plus a wide range of home products. Although the Company's revenues are generated primarily through direct mail merchandising, the Company has transitioned into a multi-channel direct marketer, as an increasing amount of total sales revenue, approximately 12% in 2003, is being generated through its e-commerce Web sites which were launched in 2000. The Company operates three retail stores, two in Pennsylvania and one in Delaware. The Company employs approximately 2,600 people. None of the Company's employees are subject to collective bargaining agreements.

(b)  INFORMATION REGARDING INDUSTRY SEGMENTS.

The Company's business consists of one reportable segment, which is direct mail, e-commerce and retail merchandising of men's and women's fashion apparel and home products. The Company's segment reporting is consistent with the presentation made to the Company's chief operating decision makers.

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

The Company markets its products mainly by direct mail. Catalogs and letters containing color folders depict the current styles of Womenswear (such as coordinates, dresses, tops, pants, skirts, lingerie, sportswear, suits, jackets, outerwear and shoes), Menswear (such as suits, shirts, outerwear, active wear, slacks, shoes, and accessories), and Home (such as bedspread ensembles, draperies, furniture covers, area rugs, bath accessories, kitchenware, gifts, collectibles and personal care items) and are mailed directly to existing and prospective customers. Sales of the Menswear and Womenswear products, including the Crossing Pointe product line which was introduced in 2000 and the Allegheny Trail business which was introduced in June 2003, accounted for 88% of the Company's total sales in 2003, and sales of home products accounted for the remaining 12%. Media and co-op prospect advertising programs continue to be used as components of the Company's customer acquisition strategy. The Company continued to expand its Internet presence in 2003 generating over $84 million in sales demand, approximately 12% of the Company's total gross sales, as compared to approximately $66 million in sales demand or 10% in 2002. The Company launched e-commerce Web sites for Blair www.blair.com and Crossing Pointe www.crossingpointe.com in the third quarter of 2000 and has continued to expand its affiliate partnerships to extend the reach of the Web sites. The Company's Web sites have also become an effective way to help liquidate excess inventory.

Both catalog mailings and letter mailings are mailed from commercial printers engaged by the Company. Prior to the second quarter of 2001, letter mailings originated from the Company's former Mailing Center in nearby Irvine, Pennsylvania. In the second quarter of 2001, the mailing operations were outsourced and in the third quarter of 2001, the merchandise returns operations that were located in the former Mailing Center were relocated to the Company's new Returns Center in Erie, Pennsylvania. Orders for merchandise are processed at the Company's corporate offices in Warren, Pennsylvania (telephone orders via the call centers in Franklin, Pennsylvania, Erie, Pennsylvania and Warren, Pennsylvania) and orders are filled and mailed from the Company's Distribution Center in Irvine, Pennsylvania. All of the Company's products, including Allegheny Trail, are warehoused in its Irvine, Pennsylvania Distribution Center. The Distribution Center has been expanded to include the former Mailing Center, and enhanced to improve customer service levels and to support the Company's growth plans. The Company serves customers throughout the United States.

The Company's Web sites enable it to more efficiently promote and liquidate discontinued, overstocked and returned merchandise. The Delaware retail store is the only Company retail facility located outside of the Company's home state of Pennsylvania.

The Company considers its merchandise to be value-priced and competes for sales with other direct marketers, retail department stores, specialty shops, discount store chains and e-commerce and multi-channel marketers. The Company competes based on its sales expertise - its unique combination of product, quality, price, credit, guarantee and service.

During 2003, the Company continued to broaden its customer information database system. The marketing and credit department databases are continually updated in order to enhance the Company's ability to market to both customers and prospects. The information database system, covering all of the Company's products and customer file, is used by the marketing and credit departments to administer strategic business decisions.

In June 2003, the Company formed a new wholly-owned subsidiary, Allegheny Trail Corp., to launch a wholesale business targeted primarily at outdoor sporting goods and recreational retailers. Allegheny Trail offers a core product line of men's and women's outdoor apparel basics at entry-level price points allowing retailers to be more competitive with major brands.

In August 2003, the Company commenced operations of a new wholly-owned subsidiary, JLB Service Bank. The establishment of JLB Service Bank will enable the Company to manage its credit portfolio in a more cost-effective and efficient manner. The bank's products will involve the extension of credit on an unsecured basis to individuals who are customers of Blair Corporation to facilitate their purchases of Blair's merchandise.

In October 2001, the Company announced a partnership with actress, artist and author, Jane Seymour, to launch the "Jane Seymour Signature Collection" of women's apparel. The Jane Seymour fashions have been sold exclusively through the Company's Crossing Pointe catalog and Web site (www.crossingpointe.com). The Company will not be renewing its partnership agreement with Ms. Seymour when it expires in September 2004.

(d)  FOREIGN OPERATIONS AND EXPORT SALES.

The Company does not derive any revenue from sales of merchandise outside of the United States.

The Company's International Trade Offices, the Company's only foreign operations, directly source more than 33% of the Company's merchandise from foreign suppliers. All activity is intercompany and the foreign offices have insignificant amounts of cash and fixed assets.

(e)  AVAILABLE INFORMATION.

The Company makes available free of charge copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments made to these reports pursuant to Section 13(a) and 15(d) of the Exchange Act, on its Web site at www.blair.com. Such reports are posted as soon as reasonably practicable after being filed with the SEC.

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

4.   Blair Warehouse Outlet (Route 62, Starbrick, Pennsylvania).

5.   Blair Warehouse Outlet (Millcreek Mall, Erie, Pennsylvania).

6.   Bell Warehouse Building (Liberty Street, Warren, Pennsylvania).

7.   Starbrick Warehouse Building (Route 62, Starbrick, Pennsylvania).

The Blair Warehouse Outlet buildings in Starbrick and Erie Pennsylvania are not currently being used by the Company. The Company is currently seeking alternative uses for the Starbrick facility and holds the Erie Outlet as an asset held for sale. The Company leases the following properties:

1.   Blair Retail Store (Wilmington, Delaware).

2.   Telephone Call Center (Erie, Pennsylvania).

3.   Telephone Call Center (Franklin, Pennsylvania).

4.   Blair Retail Store (Grove City, Pennsylvania).

5.   Blair Returns Center (Erie, Pennsylvania).

6. International Trade Offices (Hong Kong, Taiwan, Singapore, India, Korea and China).

In addition, four of the Company's wholly-owned subsidiaries lease office space in the Wilmington, Delaware area, which they use as their principal offices.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's Common Stock is traded on the American Stock Exchange (symbol BL). The number of record holders of the Company's Common Stock at December 31, 2003 was 2,356.

                                    2003                              2002
                        -----------------------------      ----------------------------
                          Sales Price       Dividends       Sales Price       Dividends
                        High       Low       Declared      High       Low      Declared
                        ----       ---      ---------      ----       ---     ---------
First Quarter          $24.800   $21.720       $.15       $22.450   $16.500      $.15
Second Quarter          24.730    20.600        .15        25.580    18.250       .15
Third Quarter           23.000    20.220        .15        26.800    19.250       .15
Fourth Quarter          25.700    21.150        .15        25.450    18.250       .15

The payment of dividends is dependent on future earnings, capital requirements and financial condition. The Company currently intends to continue its policy of paying regular cash dividends: however, the Company will evaluate its dividend policy on an ongoing basis.


ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31               2003              2002                2001              2000             1999
----------------------               ----              ----                ----              ----             ----
Net sales..................     $581,939,971       $568,545,582       $580,700,163       $574,595,907     $522,197,334
Net income.................       14,526,182         19,135,556          9,292,146         21,104,444       15,312,689
Total assets ..............      345,975,803        344,097,432        324,113,329        356,506,152      312,954,542
Long-term debt ............              -0-                -0-                -0-                -0-       10,000,000
Per share:
   Basic earnings..........             1.82               2.39               1.17               2.63             1.84
   Diluted earnings .......             1.81               2.38               1.17               2.63             1.84
   Cash dividends
       declared............              .60                .60                .60                .60              .60


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The year 2003 was the third consecutive difficult year for the direct marketing industry. During this period, the Company has continued to invest in operational enhancements as well as its customer file in order to better position itself to meet near-term challenges and achieve long-term growth. During 2003, the Company completed its enhanced automated fulfillment project which significantly contributed to an overall improvement in the operating efficiencies of its distribution capabilities and a reduction in backlog. In addition, the Company incurred additional selling expenses in 2003 as a result of its strategic advertising initiatives including additional catalog mailings to current and prospective customers intended to maintain the customer file and improve inventory management. A decline in response rates compared to the prior year resulted in a reduction of advertising efficiency.

During 2003, the Company laid the groundwork for two new initiatives planned for 2004. These initiatives include Allegheny Trail Corporation, the Company's wholesale business targeting outdoor sporting goods and recreational retailers, and the re-launch of the Company's Irvine Park catalog, aimed at a younger, more affluent menswear customer. Start-up costs associated with these initiatives are anticipated to adversely impact earnings in the first quarter of 2004.

COMPARISON OF 2003 AND 2002

Net income for 2003 decreased 24.1% to $14. 5 million or $1.82 basic earnings per share, $1.81 diluted earnings per share, compared to $19.1 million, or $2.39 basic earnings per share, $2.38 diluted earnings per share, in 2002. The decline in net income in 2003 resulted primarily from increases in advertising expenses, cost of goods sold, general & administrative expenses and the provision for doubtful accounts that were not totally offset by the increase in sales.

Net sales for 2003 increased $13.4 million to $581.9 million or 2.4% greater than net sales for 2002. The increase in net sales was primarily attributable to strategic increases in catalog and letter mailings to current and prospective customers that served to generate sales, maintain the customer file and improve inventory management. Actual response rates in 2003 were lower than in 2002 and were lower than expected levels for 2003. The provision for returned merchandise as a percentage of gross sales decreased 50 basis points or $3.4 million in 2003 as compared to 2002. Management attributes this favorable change to improved product quality and fit and to delivery efficiencies driven by its new fulfillment equipment.

Other income increased approximately $2.9 million or 7.2% to $43.6 million in 2003 as compared to 2002. The increase was primarily due to increased finance charge revenues associated with the establishment of JLB Service Bank on August 20, 2003.

Cost of goods sold increased $7.2 million or 2.7% to $277.5 million in 2003 compared to 2002. As a percentage of net sales, cost of goods sold increased to 47.7% in 2003 from 47.5% in 2002. The slight increase in cost of goods sold reflects the net impact of multiple variables. Serving to positively impact cost of goods sold were: effective inventory management resulting in lower inventory liquidation costs, less outbound freight in the fourth quarter attributable to increased use of shipping consolidators affording the company the opportunity to disseminate customer packages deeper in the mail stream which provided greater postal discounts, and lower in-bound freight in the fourth quarter compared to the prior year. In 2002, the Company incurred significant amounts of air freight (driven by the west coast dock strike) to expedite foreign shipments in an attempt to fill customer backorders. Cost of goods sold was negatively impacted in 2003 by: an increase in sales generated from promotional activities intended to address lower response rates, higher inbound freight expenses in the first quarter associated with the west coast dock strike, a greater mix in the first quarter of outbound packages in excess of one pound that increased shipping costs, and the postal rate increase of approximately 10% that took place on June 30, 2002. The Company's International Trade Offices, the Company's only foreign operations, directly sourced more than 33% of the Company's merchandise from foreign suppliers in 2003 as compared to 30% in 2002. The existence of these offices serves to lower the Company's cost of acquiring merchandise. All activity is intercompany and all merchandise is purchased in U.S. dollars. The foreign offices have insignificant amounts of cash and fixed assets, which are converted to U.S. dollars for financial statement purposes.

Advertising expense in 2003 increased $10.5 million or 7.2% to $156.4 million. Strategic increases in letter and catalog mailings to current customers accounted for the majority of the increase. The June 30, 2002 postal rate increase and a 2% increase in printing costs effective April 1, 2003 also contributed to this variance.

The total number of catalog mailings released in 2003 was 26.6 million or 14.5% greater than those released in 2002. The total number of letter mailings released in 2003 was 3.3 million or 6.2% greater than those released in 2002. Total circulation of the co-op and media advertising programs increased by 89.4 million pieces or 9.8% in 2003 as compared to 2002.

The Company launched e-commerce sites for Blair www.blair.com and Crossing Pointe www.crossingpointe.com in the third quarter of 2000. In 2003, the Company generated $84.3 million in e-commerce sales demand as compared to $65.6 million in 2002.

General and administrative expense increased by $5.3 million or 4.1% in 2003 as compared to 2002. The increase in general and administrative expense is attributable to increased employee costs (primarily wages and the cost of health insurance), professional fees, additional bank fees incurred as a result of rate increases for check processing along with the amortization of costs associated with the amended securitization, increased costs incurred to service an expanded credit program, depreciation on the new fulfillment equipment and professional fees incurred for the establishment of the JLB Service Bank and Allegheny Trail subsidiaries. The Company's amended securitization of accounts receivable, which is discussed further in the "Liquidity and Sources of Capital" section, provided additional liquidity and extended the term of the facility. JLB Service Bank enables the Company to manage its accounts receivable portfolio in a more cost-effective and efficient manner. The formation of Allegheny Trail represents the launch of a wholesale business targeted at outdoor sporting goods and recreational retailers.

The provision for doubtful accounts increased $1.8 million from $30.0 million to $31.8 million or 6.1% in 2003 compared to 2002. The increase is primarily the result of a 4.8% increase in credit sales. The estimated bad debt rate used in 2003 was 26 basis points lower than the bad debt rate used in 2002. The estimated bad debt rate has decreased primarily due to reduced credit offers to both Blair and Crossing Pointe prospects in the second half of the year and improved credit experience on the Crossing Pointe credit portfolio. Prospect credit offers traditionally result in higher bad debts.

The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). At December 31, 2003, the delinquency rate of open accounts receivable was 30 basis points lower than at December 31, 2002. Conversely, the charge-off rate for 2003 was 15 basis points greater than the charge-off rate for 2002. The increased charge off experience is the result of additional customer and prospect credit marketing initiatives implemented early in 2003. Due to the inherent credit risk associated with these initiatives, bad debt and related charge off experience increased to anticipated levels. As the year progressed, the credit marketing initiatives were curtailed resulting in less credit risky sales (primarily in the fourth quarter) and an improved year-end delinquency rate.

Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The allowance for doubtful accounts as a percentage of delinquent accounts is the same at December 31, 2003 and December 31, 2002. At December 31, 2003, the allowance for doubtful accounts as a percentage of open accounts is 61 basis points less than December 31, 2002. Both statistics reflect the greater mix of customer (versus prospect) open accounts at year-end.

At this time, the Company feels that the allowance for doubtful accounts is sufficient to cover the charge-offs from the current customer accounts receivable portfolio. Also, credit granting, collection and behavior models continue to be updated and improved, and, along with expanding database capabilities, provide valuable credit-marketing opportunities and improve the ability to forecast doubtful accounts.

Interest expense decreased $607,000 or 63.4% to $351,000 in 2003 as compared to 2002. Interest expense for 2002 included an amount attributable to an IRS tax settlement. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable, inventories and growth initiatives. At December 31, 2003, inventories were 15.3% higher and gross customer accounts receivable were 2.9% higher as compared to December 31, 2002. Average borrowings were comparable in 2003 to 2002. Interest rates were substantially lower throughout 2003.

Income taxes as a percentage of income before income taxes were 37.3% in 2003 and 38.5% in 2002. The federal income tax rate was 35% in both years. The difference in the total income tax rate was caused by a change in the Company's effective state income tax rate.

COMPARISON OF 2002 AND 2001

Net income for 2002 increased 106% to $19. 1 million , or $2.39 basic earnings per share, $2.38 diluted earnings per share, as compared to $9.3 million, or $1.17 basic and diluted earnings per share, in 2001. The improved net income in 2002 resulted primarily from decreases in operating costs, cost of goods sold and the provision for doubtful accounts. Operating costs, which include advertising, general and administrative and interest expenses, decreased 7.0% in 2002 as compared to 2001. Cost of goods sold as a percentage of net sales decreased to 47.5% for 2002 from 49.2% for 2001. The provision for the doubtful accounts decreased 4.3% in 2002 as compared to 2001. The year 2001 included $4 million of interest income resulting from a favorable Internal Revenue tax settlement. The one-time gain in interest income increased net income for 2001 by $2.6 million, $.32 basic and diluted earnings per share. In addition, 2001 also included a $2.5 million charge attributable to the Company's voluntary separation program. The one-time charge decreased net income for 2001 by $1.5 million, $.19 basic and diluted earnings per share.

Net sales for 2002 decreased $12.2 million to $568.5 million or 2.1% lower than net sales for 2001. Actual response rates in 2002 were higher than in 2001 and were higher than expected levels for 2002. Gross sales revenue generated per advertising dollar increased 12.7% in 2002 as compared to 2001. The provision for returned merchandise as a percentage of gross sales decreased slightly in 2002 as compared to 2001. The decrease in sales was attributable to several factors, including weaker economic conditions and a softer retail market . Additionally, the Company intentionally reduced advertising expenditures and did not mail to less productive and less profitable customers, who are greater credit risks.

Other income decreased approximately $7.1 million or 14.9% to $40.6 million in 2002 as compared to 2001. Decreased finance charges and commissions in 2002 and a one-time $4 million interest payment received on an Internal Revenue tax settlement in 2001 were primarily responsible for the lower other income. The lower finance charges resulted from decreased customer accounts receivable and the lower commissions resulted from decreased continuity program activity.

Cost of goods sold decreased $15.6 million to $270.3 million in 2002 compared to 2001. As a percentage of net sales, cost of goods sold decreased to 47.5% for 2002 from 49.2% for 2001. The improvement in cost of goods sold is attributable to stable or declining product costs, the Company's efforts to improve gross margins, the lower rate of merchandise returned and more effective inventory management resulting in lower inventory liquidation costs. The Company's International Trade Offices, the Company's only foreign operations, directly source more than 30% of the Company's merchandise from foreign suppliers. All activity is intercompany and all merchandise is purchased in U.S. dollars. The foreign offices have insignificant amounts of cash and fixed assets, which amounts are converted to U.S. dollars for financial statement purposes.

Advertising expense in 2002 decreased $23.2 million or 13.7% to $145.9 million. Reductions in advertising volume and paper costs were primarily responsible for the lower advertising cost in 2002. The Company's cost of paper fell more than 20% from the beginning of 2001 up to December 31, 2002.

The total number of catalog mailings released in 2002 was 1 million or .5% less than those released in 2001. The total number of letter mailings released in 2002 was 28.6 million or 34.5% less than those released in 2001. Total circulation of the co-op and media advertising programs decreased 272.8 million pieces or 23.0% in 2002 as compared to 2001.

The Company launched e-commerce sites for Crossing Pointe, www.crossingpointe.com, and the Blair Online Outlet early in the third quarter of 2000. The Blair Web site, www.blair.com, incorporating the Online Outlet, was launched late third quarter/early fourth quarter of 2000. A redesigned Blair Web site was introduced in the first quarter of 2001 featuring improved navigation and quicker access to the Company's expanded product offerings. In 2002, the Company generated $65.6 million in e-commerce sales demand as compared to over $37 million in 2001.

General and administrative expense increased by $3.6 million or 2.8% to $130.9 million in 2002 as compared to 2001. The increase in general and administrative expense in 2002 is attributable to increased employee costs, primarily benefits determined by corporate performance (profit sharing and incentive bonus) and health insurance. General and administrative expense in 2001 was affected by the one-time $2.5 million charge for the Company's voluntary separation program. The $2.5 million charge represents the cost of the severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the former Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of December 31, 2002, $1.4 million of the $2.5 million charge had been paid.

The provision for doubtful accounts decreased $1.3 million from $31.3 million to $30.0 million or 4.3% in 2002 compared to 2001. The provision for doubtful accounts as a percentage of gross credit sales decreased 65 basis points in 2002 as compared to 2001.

The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). The estimated bad debt rate, excluding Crossing Pointe credit sales, used in 2002 was approximately 21 basis points lower in 2002 as compared to 2001. At December 31, 2002, the delinquency rate of open accounts receivable, excluding Crossing Pointe, was 21 basis points lower than at December 31, 2001. The delinquency rate for Crossing Pointe was 251 basis points higher. Crossing Pointe is more weighted to prospects and Crossing Pointe credit sales increased more than 123% in 2002 as compared to 2001. The charge-off rate for 2002 was approximately the same as the charge-off rate for 2001.

Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The allowance for doubtful accounts as a percentage of delinquent accounts was approximately the same at December 31, 2002 as at December 31, 2001.

Credit granting, collection and behavioral models continue to be updated and improved, and, along with expanding database capabilities, provide valuable credit-marketing opportunities and improve the ability to forecast doubtful accounts.

Interest expense decreased $1.2 million or 55.3% to $1 million in 2002 as compared to 2001. Interest expense results primarily from the Company's borrowings necessary to finance customer accounts receivable, inventories and growth initiatives. At December 31, 2002, inventories were 22.2% lower and gross customer accounts receivable were 3.8% lower as compared to December 31, 2001. As a result, average borrowings were much lower in 2002 than in 2001. Also, interest rates were substantially lower throughout 2002.

Income taxes as a percentage of income before income taxes were 38.5% in 2002 and 26.9% in 2001. The federal income tax rate was 35% in both years. Income taxes in 2001 were reduced by $1.5 million due to an Internal Revenue tax settlement. In total, the Company recovered approximately $11 million in federal and state tax refunds in 2001.

LIQUIDITY AND SOURCES OF CAPITAL

All working capital and cash requirements for the year 2003 were met using funds from operations and surplus cash.

On December 20, 2001, the Company entered into a Credit Agreement with PNC Bank, National Association, as agent, and certain other banks. The Agreement put in place a syndicated revolving credit facility of up to $30 million, secured by inventory and certain other assets of the Company and its subsidiaries. The revolving credit facility expires on December 20, 2004. The Credit Agreement was amended on July 25, 2003 to increase the commitments to the facility from $28 million to $30 million. As of December 31, 2003, the facility had lender commitments of $30 million. For each borrowing tranche, the Company may select from three options to determine the interest rate. The options are: a base rate option (greater of Prime or Fed Funds Rate plus .5% as of December 31, 2003); swing loan rate option (as quoted by PNC Bank); or Euro-rate option as defined in the Credit Agreement. The Company is required to meet certain covenants that relate to tangible net worth, maintain a defined leverage ratio and fixed charge coverage ratio, and comply with certain indebtedness restrictions. As of December 31, 2003, the Company was in compliance with all the Agreement's covenants. At December 31, 2003, the Company had no borrowings (loans) outstanding and had letters of credit totaling $20.9 million outstanding, which reduces the amount of borrowings available, under the Credit Agreement. At December 31, 2002, the Company had no borrowings (loans), but had letters of credit outstanding of $16.2 million.

Also, on December 20, 2001, the Company completed a securitization of up to $100 million in accounts receivable with PNC Bank, National Association, as administrator, and certain conduit purchasers. At December 20, 2001, the securitization had initial lender commitments of $50 million. On April 9, 2003, the lender commitment level increased to $70 million. Also, the securitization was amended to extend the term to April 7, 2006 and the interest rate charged was amended from 1-month LIBOR plus 55 basis points to 1-month LIBOR plus 80 basis points. The Company sells all right, title and interest in and to certain of its accounts receivables to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate, bankruptcy remote, special purpose entity that entered into a Receivables Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivables Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. At the present time, $70 million of the $100 million is available to the Company. The remaining $30 million is not subscribed to at the present time. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. As of December 31, 2003, the Company was in compliance with all the requirements of the Receivables Purchase Agreement. At both December 31, 2003 and December 31, 2002, the Company had $15 million outstanding, the minimum amount required to be outstanding, under the Receivables Purchase Agreement, all of which was classified as short-term. At December 31, 2003 and 2002, the weighted average interest rate was 1.97% and 2.38%, respectively. Interest paid during 2003, 2002 and 2001 was approximately $282,000, $366,000, and $2,050,000, respectively.

The ratio of current assets to current liabilities was 3.92 at December 31, 2003, 3.41 at December 31, 2002, and 3.41 at December 31, 2001. Working capital increased $13.9 million to $217.9 million in 2003. The 2003 increase was primarily attributable to an $11.4 million increase in inventories, a $5.4 million increase in customer accounts receivable and a $9.6 million reduction in accounts payable and related accruals, offset partially by a $13.6 million reduction in cash and cash equivalents.

Merchandise inventory turned 3.4 times in 2003, 3.4 times in 2002, and 2.4 times in 2001. Merchandise inventory as of December 31, 2003 increased 19.8% from December 31, 2002 and decreased 24.8% from December 31, 2001. Merchandise inventory levels have been generally higher from December 31, 2002 through December 31, 2003 due to strategic efforts to increase inventory levels for recurring merchandise items in an effort to improve fill rates and related customer service levels. Inventory liquidation efforts were consistent with the prior year. The merchandise inventory levels are net of the Company's reserve for inventory obsolescence. The reserve totaled $3.6 million at December 31, 2003, $4.0 million at December 31, 2002 and $4.2 million at December 31, 2001. The decrease in the obsolescence reserve is attributable principally to more effective means of liquidating obsolete inventory. Inventory write-offs and write-downs (reductions to below cost) charged against the reserve for obsolescence were $4.9 million in 2003, $5.7 million in 2002 and $11.2 million in 2001. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold, based on the levels of merchandise inventory and merchandise purchases.

An operating segment is identified as a component of an enterprise for which separate financial information is available for evaluation by the chief decision-maker, or decision-making group, in deciding on how to allocate resources and assess performance. The Company operates as one business segment consisting of the Womenswear, Menswear, Home, Crossing Pointe and Allegheny Trail product lines. Allegheny Trail was added in the third quarter of 2003. The following tables illustrate the percent of net sales and merchandise inventory that each product line represents.


                             12/31/03        Percent of          12/31/02         Percent of        12/31/01         Percent of
                            Net Sales         Total Net         Net Sales         Total Net         Net Sales        Total Net
   Product Line           (in millions)         Sales         (in millions)         Sales         (in millions)        Sales
--------------------      -------------      ----------       -------------       ----------      -------------      ----------
Womenswear                   $370.0             63.6%            $364.2             64.1%            $374.3             64.5%
Menswear                      102.0             17.5%             109.3             19.2%             119.6             20.6%
Home                           69.0             11.9%              59.9             10.5%              68.6             11.8%
Crossing Pointe                40.1              6.9%              35.2              6.2%              18.2              3.1%
Allegheny Trail                  .8               .1%              N/A               N/A               N/A               N/A
                             ------            -----             ------            -----             ------            -----

Total                        $581.9            100.0%            $568.6            100.0%            $580.7            100.0%
                             ======            =====             ======            =====             ======            =====


                            12/31/03        12/31/02         12/31/01
                          Merchandise     Merchandise      Merchandise
                           Inventory       Inventory        Inventory
    Product Line         (in millions)   (in millions)    (in millions)
---------------------    -------------   -------------    -------------
Womenswear                 $  43.3          $  32.1          $  51.9
Menswear                       8.1             11.0             13.1
Home                           6.6              5.0              4.0
Crossing Pointe                6.7              7.0              4.2
Allegheny Trail                1.3          N/A              N/A
                           -------            -----            -----

Total                      $  66.0          $  55.1          $  73.2
                           =======            =====            =====

The Company looks upon its credit granting (Blair Credit) as a marketing advantage. Blair Credit customers, on average, buy more, buy more often and are more loyal than cash and third party credit card customers. The company has determined that the benefit from the increased sales volume achieved by offering Blair Credit is significant and more than outweighs the cost of the credit program. The cost of the credit program is comparable to the discount rates of third party credit cards. The Company's gross credit sales increased 4.8% in 2003 as compared to 2002, decreased 3.3% in 2002 as compared to 2001, and decreased 2.7% in 2001 as compared to 2000.

On August 20, 2003 the Company commenced operations of a new wholly-owned subsidiary, JLB Service Bank. The establishment of JLB Service Bank will enable the Company to manage its credit portfolio in a more cost-effective and efficient manner. The bank's products involve the extension of credit on an unsecured basis to individuals who are customers of Blair Corporation to facilitate their purchases of Blair merchandise. As of December 31, 2003, JLB Service Bank's total assets represented 1.3% of total consolidated assets of the Company. Gross revenue of JLB Service Bank was .32% of the Company's consolidated gross revenue for the year ended December 31, 2003.

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $7.2 million during 2003, $12.3 million during 2002 and $4.9 million during 2001.

Capital expenditures had been projected to be $15 million plus for each of the years 2001 and 2002 and nearly $10 million for 2003. However, capital expenditures for 2001 were delayed due to economic conditions. This included slowing the implementation of the previously announced modernization and enhancement of the Company's fulfillment operations. The fulfillment project was completed in the second quarter of 2003 at a total cost of $13.2 million, down from earlier estimates of $21 million. The company anticipates that this equipment will increase the productivity of its fulfillment operations.

Capital expenditures are projected to be approximately $34 million in total for the years 2004, 2005, 2006. Approximately $24 million of the $34 million is attributable to improving our information services capabilities. Most of the $7.2 million of capital expenditures in 2003 were attributable to the fulfillment project.

Upon review of the Company's inventory liquidation strategy, the Company made the decision in January 2004 to close its outlet store located in Warren, Pa. This closure was effective at the close of business on January 16, 2004. The Company is considering alternative uses for the building. Evolvement of the Company's inventory liquidation strategy into more rapid and profitable methods of disposing obsolete and excess inventory led to this decision. Over the past three years, package insertions, telephone upsell promotions, sale catalogs and the e-commerce channel have proven to be more successful and profitable in moving inventory than the traditional outlet sales process.

The Company continues to hold for sale its liquidation outlet store located in Erie, Pa. The Company believes the sale will be completed by June 30, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company has contractual obligations consisting of capital leases for data processing and telephone equipment, operating leases for buildings, data processing, office and telephone equipment and a line of credit securitization for general liquidity which requires a minimum borrowing level.

                                                        PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS                   TOTAL            LESS THAN           1 - 3             4 - 5          MORE THAN 5
                                                             1 YEAR             YEARS            YEARS             YEARS
-----------------------------------------------------------------------------------------------------------------------------
Capital Lease Obligations              $   511,440        $   408,027        $   103,413        -0-                       -0-
Operating leases                        12,825,820          3,131,118          4,514,611         1,286,920          3,893,171
Unconditional Purchase
Obligations - Outstanding
Letters of Credit                       20,900,000         20,900,000                -0-               -0-                -0-
Line of Credit - Securitization
                                        15,000,000         15,000,000                -0-               -0-                -0-
                                       -----------        -----------        -----------        ----------        -----------
TOTAL                                  $49,237,260        $39,439,145        $ 4,618,024        $1,286,920        $ 3,893,171
                                       ===========        ===========        ===========        ==========        ===========

The Company has commercial commitments consisting of a revolving credit facility of up to $30 million and a securitization of up to $100 million in accounts receivable.

                                                                  AMOUNT OF COMMITMENT
                                                                 EXPIRATION PER PERIOD
OTHER COMMERCIAL                       TOTAL AMOUNTS        LESS THAN             1 - 3             4 - 5              AFTER 5
COMMITMENTS                             COMMITTED            1 YEAR               YEARS             YEARS               YEARS
---------------------------------------------------------------------------------------------------------------------------------
Line of Credit - Revolving             $ 30,000,000        $ 30,000,000                 -0-               -0-                 -0-
effective 7/25/03
Line of Credit - Securitization          70,000,000                 -0-          70,000,000               -0-                 -0-
effective 4/9/03
                                       ------------        ------------        ------------      ------------        ------------
TOTAL                                  $100,000,000        $ 30,000,000        $ 70,000,000               -0-                 -0-
                                       ============        ============        ============      ============        ============

If an event of default should occur, payments and/or maturity of the lines of credit could be accelerated. The Company is not in default and does not expect to be in default of any of the provisions of the credit facilities. ( See "Liquidity and Sources of Capital" for details of the Company's credit facilities).

The Company recently declared a quarterly dividend of $.15 per share payable on March 15, 2004. The Company has declared dividends for 281 consecutive quarters. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an ongoing basis. See "Future Considerations".

Future cash needs will be financed by cash flow from operations, existing borrowing arrangements and, if needed, other financing arrangements that may be available to the Company. The Company's current projection of future cash requirements, however, may be affected in the future by numerous factors, including changes in customer payments on accounts receivable, consumer credit industry trends, sales volume, operating cost fluctuations, revised capital spending plans and unplanned capital spending.

CRITICAL ACCOUNTING POLICIES

Preparation of the Company's financial statements requires the application of a number of accounting policies which are described in "Note 1. Significant Accounting Policies" in the "Notes to Consolidated Financial Statements". The critical accounting policies, which, if interpreted differently under different conditions or circumstances, could result in material changes to the reported results, deal with properly valuing accounts receivable and inventory. Properly valuing accounts receivable and inventory requires establishing proper reserve and allowance levels, specifically the allowances for doubtful accounts and returns and the reserve for inventory obsolescence. The Company's senior financial management and the Company's auditors (Ernst & Young) review the critical accounting policies and estimates with the Audit Committee of the Board of Directors.

The Company's revenue recognition policy is as follows: Sales (cash, Blair Credit, or third party credit card) are recorded when the merchandise is shipped to the customer in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Finance charges on time payment accounts are recognized on an accrual basis of accounting.

The allowance for doubtful accounts and related items, provision for doubtful accounts and Blair Credit, are discussed in "Results of Operations," Liquidity and Sources of Capital" and "Future Considerations". A change in the bad debt rate would cause changes in the provision for doubtful accounts and the allowance for doubtful accounts. Based on the Company's 2003 level of credit sales and finance charges, net income would change by approximately $2.5 million, or $.32 per share, from a one percentage point change in the bad debt rate.

The allowance for returns is recorded as an offset against customer accounts receivable. A monthly provision for anticipated returns is recorded as a percentage of gross sales, based upon historical experience. The provision is charged against gross sales to arrive at net sales, and actual returns are charged against the allowance for returns. Returns are generally more predictable as they settle within two-to-three months but are impacted by season, new products and/or product lines, type of sale (cash, credit card, Blair Credit) and sales mix (prospect/customer). The Company feels that the allowance for returns is sufficient to cover the actual returns that will occur in 2004 on 2003 sales. A change in the returns rate would cause changes in the provision for returns and the allowance for returns. Based on the Company's 2003 level of sales, net income would change by approximately $2.0 million, or $.26 per share, from a one percentage point change in return rate.

The reserve for inventory obsolescence and related items, inventory levels and write-downs, are discussed in "Liquidity and Sources of Capital" and Future Considerations". The Company feels that the reserve for inventory obsolescence is sufficient to cover the write-offs that will occur in future years on merchandise in inventory as of December 31, 2003. A change in the obsolescence rate would cause changes in cost of goods sold and the reserve for inventory obsolescence . Based on the Company's 2003 level of merchandise subject to obsolescence, net income would change by approximately $1.9 million, or $.24 per share, from a one percentage point change in the obsolescence rate.

The Company's advertising expense policy is as follows: Advertising and shipping supply inventories include printed advertising material and related mailing supplies for promotional mailings, which are generally scheduled to occur within two months. These direct-response advertising costs are then expensed over the period of expected future benefit, generally nine weeks.

At December 31, 2003, the Company had total gross deferred tax assets of $12.2 million. These assets relate principally to asset valuation reserves including bad debts, returns and inventory obsolescence. Based on recent historical earnings performance and current projections, management believes that a valuation allowance is not required against these deferred tax assets, except for the valuation allowance against state net operating losses, which was provided due to its uncertainty of realization based upon the state's net operating loss carryforward rules.

IMPACT OF INFLATION AND CHANGING PRICES

Although inflation has moderated in our economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. Historically, profit margins have been pressured by postal and paper rate increases. Paper rates have moderated over the reporting period. Postal rates increased on January 10, 1999, on January 7, 2001, on July 1, 2001, and again on June 30, 2002. Based on recent public communications by the United States Postal Service, it is anticipated that postal rates will not increase again until 2006. The Company spent approximately $103.8 million for postage and delivery services in 2003.

The Company principally uses the LIFO method of accounting for its merchandise inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces distortion in reported income due to increasing costs. However, the Company has been experiencing consistent to declining merchandise costs and the LIFO reserve has fallen to $4.5 million at December 31, 2003 from $5.7 million at December 31, 2002. The LIFO reserve was $5.4 million at December 31, 2001.

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

SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others were adopted by the Company effective January 1, 2003. The adoption of these standards did not have a material impact on the Company's results of operations or financial condition.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed. The Company's adoption of this statement in the first quarter of 2002 did not have an impact on the Company's financial results for 2002. During 2003, the provisions of this statement impacted the accounting treatment of the planned sale of the Blair Outlet Store in Erie, Pennsylvania. (See Note 9)

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in the first quarter of 2003 did not have an impact on the Company's financial results. During 2003, the provisions of this statement impacted the accounting treatment of the voluntary separation of employees due to the closing of the Blair Outlet Store in Erie, Pennsylvania. (See Note 10)

The Company adopted SFAS No. 148, Accounting For Stock-Based Compensation Transition and Disclosure an amendment of SFAS No. 123, Accounting For Stock-Based Compensation effective the year ended December 31, 2002. It provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's adoption of SFAS No. 148 in 2002 enhanced stock-based employee compensation disclosures and had no effect on the method of accounting followed by the Company.

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

As of December 31, 2003, the Company adopted FASB Interpretation No. 46 R, Consolidation of Variable Interest Entities, revised in December 2003. The adoption of this statement has had no impact on the financial statements of the Company.

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

The Company has had a working arrangement with actress, artist and author, Jane Seymour, to launch the "Jane Seymour Signature Collection" of women's apparel. The Jane Seymour inspired fashions have been sold exclusively through the Company's Crossing Pointe catalog and Web site www.crossingpointe.com. The Company will not be renewing its partnership agreement with Ms. Seymour when it expires in September 2004.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements are included in, but not limited to, this ITEM 7.

Investors are cautioned that such forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including without limitation the following:
(i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth, accounts receivable and inventory; (iii) external factors such as, but not limited to, changes in consumer response rates, changes in consumer credit trends, success of new business lines and increases in postal, paper and printing costs; and (iv) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company is subject to market interest rate risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company utilizes variable-rate debt to manage its exposure to changes in interest rates. The Company does not expect changes in interest rates to have a material adverse effect on its income or cash flow in 2004. A change of one percentage point in the interest rate would cause a change in interest expense, based on the Company's levels of debt for the years 2003 and 2004, of approximately $150,000 in each year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

On February 26, 2004, the Company adopted a Code of Ethics for its Principal Executive Officer and Senior Financial Officer (the "Code of Ethics"). A copy of the Code of Ethics is filed as an exhibit to this Form 10-K. The Code of Ethics is also available free of charge by writing to the Secretary of Blair Corporation, 220 Hickory Street, Warren, Pennsylvania 16366.

Information regarding directors and executive officers of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on March 29, 2004 (the "2004 Proxy Statement") is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information appearing under the caption "Executive Compensation" in the 2004 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information setting forth the security ownership of certain beneficial owners and management appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 2004 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption "Principal Accounting Fees and Services" in the 2004 Proxy Statement is hereby incorporated by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES.

(1) Financial Statements. The Company's consolidated financial statements are included at pages F-1 to F-16.

        Independent Auditor's Report.........................................................................   F-1

        Consolidated Balance Sheets -- December 31, 2003 and 2002............................................   F-2

        Consolidated Statements of Income -- Years ended December 31, 2003, 2002 and 2001....................   F-4

        Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2003, 2002 and 2001......   F-5

        Consolidated Statements of Cash Flows -- Years ended December 31, 2003, 2002 and 2001................   F-6

        Notes to Consolidated Financial Statements -- December 31, 2003......................................   F-7

(2) Quarterly Results of Operations (page F-17)

(3) Financial Statement Schedules. SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS is being filed as part of this report on Form 10-K pursuant to Item 15(d), and should be read in conjunction with the consolidated financial statements of the Company described in Item 15(a)(1) above which such Schedule II follows at page F-18.

All other schedules set forth in the applicable accounting regulations of the Securities and Exchange Commission either are not required under the related instructions or are not applicable and, therefore, have been omitted.

(4) List of Exhibits.

The exhibits filed as a part of this Form 10-K are as follows (filed herewith unless otherwise noted):

    3.1    Restated Certificate of Incorporation of the Company (1)
    3.2    Amended and Restated Bylaws of the Company (2)
      4    Form of Specimen Common Stock Certificate of Blair Corporation (3)
   10.1    Stock Accumulation and Deferred Compensation Plan for Directors (4)
   10.2    Blair Corporation 2000 Omnibus Stock Plan (5)
   10.3    Blair Credit Agreement (6)
   10.4    Amendment No. 2 to Credit Agreement (7)
     11    Statement regarding computation of per share earnings (8)
     14    Code of Ethics
     21    Subsidiaries of Blair Corporation
     23    Consent of Independent Auditors
   31.1    CEO Certification pursuant to Section 302
   31.2    CFO Certification pursuant to Section 302
   32.1    CEO Certification pursuant to Section 906
   32.2    CFO Certification pursuant to Section 906

(b)  REPORTS ON FORM 8-K.

The following Form 8-K was furnished pursuant to Item 12 of Form 8-K and is therefore not deemed to be, nor intended by the Company to be, "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section:

         On October 22, 2003 the Company furnished a Form 8-K announcing its earnings for the quarter and nine months ended September 30, 2003.

---------------------

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

     (4) Incorporated herein by reference to Exhibit A to the Company's Proxy Statement filed with the SEC on March 20, 1998 (SEC File No. 1-878).

     (5) Incorporated herein by reference to Appendix A to the Company's Proxy Statement filed with the SEC on March 14, 2003 (SEC File No. 1-878).

     (6) Incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K filed with the SEC on January 9, 2002 (SEC File No. 1-878).

     (7) Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 8, 2003 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

     (8) Incorporated by reference to Note 5 of the financial statements included herein.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BLAIR CORPORATION (REGISTRANT)


Date:  March 15,  2004               By:         /s/John E. Zawacki
                                         -----------------------------------
                                                  John E. Zawacki
                                                   President and
                                              Chief Executive Officer



                                     By:        /s/Bryan J. Flanagan
                                         -----------------------------------
                                                 Bryan J. Flanagan
                                             Senior Vice President and
                                              Chief Financial Officer


                                     By:     /s/Michael R. DelPrince
                                         -----------------------------------
                                               Michael R. DelPrince
                                                    Controller




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  March 15,  2004               By:         /s/Craig N. Johnson
                                         -----------------------------------
                                                 Craig N. Johnson
                                         Chairman of the Board of Directors

Date:  March 15,  2004               By:          /s/John E. Zawacki
                                         -----------------------------------
                                                   John E. Zawacki
                                         President, Chief Executive Officer
                                                     and Director
                                           (Principal Executive Officer)

Date:  March 15,  2004               By:        /s/Bryan J. Flanagan
                                         -----------------------------------
                                                 Bryan J. Flanagan
                                              Senior Vice President,
                                             Chief Financial Officer
                                                   and Director
                                            (Chief Financial Officer)

Date:  March 15,  2004               By:        /s/Steven M. Blair
                                         -----------------------------------
                                                  Steven M. Blair
                                              Vice President, Customer
                                               Services and Director

Date:  March 15,  2004               By:        /s/Thomas P. McKeever
                                         -----------------------------------
                                                  Thomas P. McKeever
                                                Senior Vice President,
                                                    Operations and
                                              Administration and Director


Date:  March 15,  2004               By:        /s/Robert D. Crowley
                                         -----------------------------------
                                                  Robert D. Crowley
                                                Senior Vice President,
                                                  Menswear, Home and
                                            Marketing Services and Director


Date:  March 15,  2004               By:        /s/Murray K. McComas
                                         -----------------------------------
                                                 Murray K. McComas
                                                     Director

                         Report of Independent Auditors



Board of Directors and Stockholders
Blair Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Blair Corporation and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003 listed in the index at
Item 15(a). Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of Blair Corporation management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blair Corporation and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                    /s/ Ernst & Young LLP

Buffalo, New York
February 6, 2004

                       Blair Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                                  DECEMBER 31
                                                           2003                2002
                                                       ------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                            $ 36,380,049        $ 49,975,503
  Customer accounts receivable, less allowances
    for doubtful accounts and returns of
    $47,473,108 in 2003 and $47,206,228 in 2002         154,660,076         149,229,882
  Inventories:
    Merchandise                                          65,990,631          55,101,925
    Advertising and shipping supplies                    19,610,207          19,115,380
                                                       ------------        ------------
                                                         85,600,838          74,217,305
  Deferred income taxes (Note 6)                         12,211,000          11,623,000
  Prepaid expenses                                        2,200,191           1,937,635
  Assets held for sale (Note 9)                           1,368,526           1,669,299
                                                       ------------        ------------
Total current assets                                    292,420,680         288,652,624




Property, plant, and equipment:
  Land                                                      692,144             692,144
  Buildings and leasehold improvements                   65,559,992          65,280,676
  Equipment                                              72,979,845          58,956,855
  Construction in progress                                1,386,067           9,376,463
                                                       ------------        ------------
                                                        140,618,048         134,306,138
  Less allowances for depreciation                       88,107,320          80,000,142
                                                       ------------        ------------
                                                         52,510,728          54,305,996


Trademarks                                                  488,164             560,407
Other long-term assets                                      556,231             578,405
                                                       ------------        ------------
Total assets                                           $345,975,803        $344,097,432
                                                       ============        ============

                                                                                 DECEMBER 31
                                                                          2003                  2002
                                                                      -------------         -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable (Note 2)                                              $  15,000,000         $  15,000,000
  Trade accounts payable                                                 35,129,055            40,805,116
  Advance payments from customers                                         2,286,055             3,959,801
  Accrued expenses (Note 3)                                              17,732,395            19,970,241
  Accrued federal and state taxes                                         3,997,935             4,587,124
  Current portion of capital lease obligations (Note 4)                     378,632               350,016
                                                                      -------------         -------------
Total current liabilities                                                74,524,072            84,672,298


Capital lease obligations, less current portion (Note 4)                    101,622               480,320

Deferred income taxes (Note 6)                                            2,549,000             1,611,000

Stockholders' equity (Note 5): Common stock without par value:
    Authorized 12,000,000 shares
      issued 10,075,440 shares (including shares
      held in treasury) -- stated value                                     419,810               419,810
  Additional paid-in capital                                             14,134,983            14,428,903
  Retained earnings                                                     296,397,999           286,511,847
  Accumulated other comprehensive (loss) income                             (20,016)               12,686
                                                                      -------------         -------------
                                                                        310,932,776           301,373,246
  Less 1,962,439 shares in 2003 and 2,032,610
    shares in 2002 of common stock
    in treasury -- at cost                                              (39,514,841)          (41,264,330)
  Less receivable and deferred compensation
      from stock plans                                                   (2,616,826)           (2,775,102)
                                                                      -------------         -------------
                                                                        268,801,109           257,333,814
                                                                      -------------         -------------
Total liabilities and stockholders' equity                            $ 345,975,803         $ 344,097,432
                                                                      =============         =============


See accompanying notes.

                       Blair Corporation and Subsidiaries

                        Consolidated Statements of Income


                                                           YEARS ENDED DECEMBER 31
                                                  2003                2002                2001
                                              ------------        ------------        ------------
Net sales                                     $581,939,971        $568,545,582        $580,700,163
Other income (Note 7)                           43,566,444          40,644,415          47,766,066
                                              ------------        ------------        ------------
                                               625,506,415         609,189,997         628,466,229

Cost and expenses:
  Cost of goods sold                           277,540,941         270,342,217         285,923,186
  Advertising                                  156,412,869         145,906,864         169,102,381
  General and administrative                   136,211,667         130,882,944         127,260,554
  Provision for doubtful accounts               31,826,636          29,986,973          31,333,326

  Interest                                         351,120             958,443           2,142,636
                                              ------------        ------------        ------------
                                               602,343,233         578,077,441         615,762,083
                                              ------------        ------------        ------------
Income before income taxes                      23,163,182          31,112,556          12,704,146

Income taxes (Note 6)                            8,637,000          11,977,000           3,412,000
                                              ------------        ------------        ------------

Net income                                    $ 14,526,182        $ 19,135,556        $  9,292,146
                                              ============        ============        ============


Basic earnings per share based on
   weighted average shares outstanding        $       1.82        $       2.39        $       1.17
                                              ============        ============        ============

Diluted earnings per share based on
   weighted average shares outstanding
   and assumed conversions                    $       1.81        $       2.38        $       1.17
                                              ============        ============        ============


See accompanying notes.

                       Blair Corporation and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                                                                   YEARS ENDED DECEMBER 31
                                                                       2003                 2002                   2001
                                                                  -------------         -------------         -------------
COMMON STOCK                                                      $     419,810         $     419,810         $     419,810

ADDITIONAL PAID-IN CAPITAL:

Balance at beginning of year                                         14,428,903            14,589,838            14,612,333

Issuance of common stock to non-employee directors                       (6,355)               (2,619)               (6,872)
Issuance of common stock under Omnibus Stock Plan (Note 5)               10,695               (80,386)                 --
Forfeitures of common stock under
  Omnibus Stock Plan (Note 5)                                           (18,055)              (17,279)              (15,623)
Exercise of non-qualified stock options under
    Omnibus Stock Plan                                                 (409,205)              (82,651)                 --
Tax benefit on exercise of non-qualified stock options                  129,000                22,000                  --
                                                                  -------------         -------------         -------------
Balance at end of year                                               14,134,983            14,428,903            14,589,838

RETAINED EARNINGS:
Balance at beginning of year                                        286,511,847           271,954,815           267,444,414
Net income                                                           14,526,182            19,135,556             9,292,146
Cash dividends per share -  $.60 in 2003, 2002 and 2001              (4,640,030)           (4,578,524)           (4,781,745)
                                                                  -------------         -------------         -------------
Balance at end of year                                              296,397,999           286,511,847           271,954,815

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Balance at beginning of year                                             12,686                  --                    --
Foreign currency translation                                            (32,702)               12,686                  --
                                                                  -------------         -------------         -------------
Balance at end of year                                                  (20,016)               12,686                  --

TREASURY STOCK:
Balance at beginning of year                                        (41,264,330)          (43,187,542)          (43,218,782)
Issuance of 5,375 shares in 2003, 3,000 shares in 2002
    and 1,825 shares in 2001 of common stock to
    non-employee directors                                              130,219                63,279                38,630
Issuance of common stock under Omnibus Stock Plan (Note 5)              275,663             1,740,780                  --
Forfeitures of common stock under
  Omnibus Stock Plan (Note 5)                                           (45,696)             (134,515)               (7,390)
Exercise of non-qualified stock options under
  Omnibus Stock Plan                                                  1,389,303               253,668                  --
                                                                  -------------         -------------         -------------
Balance at end of year                                              (39,514,841)          (41,264,330)          (43,187,542)


RECEIVABLE AND DEFERRED COMPENSATION FROM STOCK PLANS:
Balance at beginning of year                                         (2,775,102)           (1,987,850)           (2,231,623)
Issuance (net of forfeitures) of common stock under
  Omnibus Stock Plan: (Note 5)
    Receivable                                                          (77,763)             (464,033)                7,525
    Deferred compensation                                              (192,907)           (1,054,967)                 --
Amortization of deferred compensation, net of forfeitures               163,495                68,745                  --
Executive officer restricted stock awards                                35,357                  --                    --
Applications of dividends and cash repayments                           230,094               663,003               236,248
                                                                  -------------         -------------         -------------
Balance at end of year                                               (2,616,826)           (2,775,102)           (1,987,850)
                                                                  -------------         -------------         -------------
Total stockholders' equity                                        $ 268,801,109         $ 257,333,814         $ 241,789,071
                                                                  =============         =============         =============

COMPREHENSIVE INCOME:
Net income                                                        $  14,526,182         $  19,135,556         $   9,292,146
Adjustment from foreign currency translation                            (32,702)               12,686                  --
                                                                  -------------         -------------         -------------
Comprehensive income                                              $  14,493,480         $  19,148,242         $   9,292,146
                                                                  =============         =============         =============

See accompanying notes.

                       Blair Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                  YEARS ENDED DECEMBER 31
                                                                       2003                 2002                2001
                                                                   ------------         ------------         ------------
OPERATING ACTIVITIES
Net income                                                         $ 14,526,182         $ 19,135,556         $  9,292,146
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation                                                     8,718,062            8,066,536            7,827,698
     Amortization                                                       342,903              335,454               77,336
     Impairment of assets held for sale                                 300,773                 --                   --
     Loss on disposal of property and equipment                            --                   --                 36,846
     Provision for doubtful accounts                                 31,826,636           29,986,973           31,333,326
     Provision for deferred income taxes                                350,000           (1,346,000)           1,916,000
     Tax benefit on exercise of non-qualified stock options             129,000               22,000                 --
     Compensation expense (net of forfeitures)
         for stock awards                                               470,667              345,313              226,886
     Changes in operating assets and liabilities
       providing (using) cash:
         Customer accounts receivable                               (37,257,221)         (20,913,273)         (17,241,959)
         Inventories                                                (11,383,533)          21,194,839           14,160,495
         Prepaid expenses and other assets                             (238,768)          (1,176,303)            (379,723)
         Trade accounts payable                                      (5,676,968)          (6,828,013)         (28,340,729)
         Advance payments from customers                             (1,673,746)           2,034,182             (151,434)
         Accrued expenses                                            (2,365,447)           8,150,694           (2,470,772)
         Federal and state taxes                                       (459,152)           1,805,828            1,847,884
                                                                   ------------         ------------         ------------
Net cash (used in) provided by operating activities                  (2,390,612)          60,813,786           18,134,000

INVESTING ACTIVITIES
Purchases of property, plant, and equipment                          (7,191,272)         (12,262,275)          (4,910,485)
                                                                   ------------         ------------         ------------
Net cash used in investing activities                                (7,191,272)         (12,262,275)          (4,910,485)

FINANCING ACTIVITIES

Net repayments of bank borrowings                                          --                   --            (10,000,000)
Principal repayments on capital lease obligations                      (350,171)            (331,495)            (252,814)
Dividends paid                                                       (4,640,030)          (4,578,524)          (4,781,745)

Exercise of non-qualified stock options                                 980,098              171,017                 --
Repayments of notes receivable from stock plans                          34,081              436,695               25,632
                                                                   ------------         ------------         ------------
Net cash used in financing activities                                (3,976,022)          (4,302,307)         (15,008,927)


Effect of exchange rate changes on cash                                 (37,548)              13,804                 --
                                                                   ------------         ------------         ------------
Net (decrease) increase in cash                                     (13,595,454)          44,263,008           (1,785,412)
Cash and cash equivalents at beginning of year                       49,975,503            5,712,495            7,497,907
                                                                   ------------         ------------         ------------
Cash and cash equivalents at end of year                           $ 36,380,049         $ 49,975,503         $  5,712,495
                                                                   ============         ============         ============


See accompanying notes.

                       BLAIR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The consolidated financial statements include the accounts of Blair Corporation and its wholly owned subsidiaries. All significant intercompany accounts are eliminated upon consolidation.

As of June 30, 2003 the Company formed a new wholly owned subsidiary, Allegheny Trail Corporation, to launch a wholesale business targeted primarily at outdoor sporting goods and recreational retailers. Allegheny Trail will offer a core product line of men's and women's outdoor apparel basics at entry-level price points allowing retailers to be more competitive with major brands.

On August 20, 2003 the Company commenced operations of a new wholly owned subsidiary, JLB Service Bank. The establishment of JLB Service Bank will enable the Company to manage its credit portfolio in a more cost-effective and efficient manner. The bank's products will involve the extension of credit on an unsecured basis to individuals who are customers of Blair Corporation to facilitate their purchases of Blair's merchandise. As of December 31, 2003, JLB Service Bank's total assets represented 1.3% of the total consolidated assets of the Company. Gross revenue of JLB Service Bank was .32% of the Company's consolidated total revenues for the year ended December 31, 2003.

REVENUE RECOGNITION

Sales (cash, Blair Credit, or third party credit card) are recorded when the merchandise is shipped to the customer, in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Blair credit sales are made under Easy Payment Plan sales arrangements. Monthly, a provision for potentially doubtful accounts is charged against income based on management's estimate of realization. Any recoveries of bad debts previously written-off are credited back against the allowance for doubtful accounts in the period received. As reported in the balance sheet, the carrying amount, net of allowances for doubtful accounts and returns for customer accounts receivable on Blair credit sales, approximates fair value.

The Company records internally incurred shipping and handling costs in cost of sales.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of available cash, money market securities, and other investments with a maturity of three months or less when purchased. Amounts reported in the Consolidated Balance Sheets approximate fair values.

RETURNS

A provision for anticipated returns is recorded monthly as a percentage of gross sales based upon historical experience. This provision is charged directly against gross sales to arrive at net sales as reported in the consolidated statements of income. Actual returns are charged against the allowance for returns, which is netted against accounts receivable in the balance sheet. The provision for returns charged against income in 2003, 2002 and 2001 amounted to $87,238,648, $85,734,678 and $89,930,958, respectively. Management believes these provisions are adequate based upon the relevant information presently available. However, it is reasonably possible that the Company's provisions may change in the near term.

                       BLAIR CORPORATION AND SUBSIDIARIES

DOUBTFUL ACCOUNTS

A provision for doubtful accounts is recorded monthly as a percentage of gross credit sales based upon experience of delinquencies (accounts over 30 days past due) and charge-offs (accounts removed from accounts receivable for non-payment) and current credit market conditions. Management believes these provisions are adequate based upon the relevant information presently available. However, it is reasonably possible that the Company's provisions may change in the near term.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. If the FIFO method had been used, inventories would have increased by approximately $4,488,000 and $5,676,000 at December 31, 2003 and 2002,
respectively. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supply inventories include printed advertising material and related mailing supplies for promotional mailings, which are generally scheduled to occur within two months. These direct-response advertising costs are then expensed over the period of expected future benefit, generally nine weeks. The Company has a reserve for slow moving and obsolete inventory amounting to $3,600,000 and $4,000,000 at December 31, 2003 and 2002, respectively.

During 2003, inventory quantities in certain LIFO pools were reduced resulting in a liquidation of certain LIFO inventory quantities carried at higher costs prevailing in prior years as compared with costs at December 31, 2003. The effect of this liquidation was to increase net income by approximately $.02 per share in 2003.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment is stated on the basis of cost. Depreciation has been provided principally by the straight-line method using rates, which are estimated to be sufficient to amortize the cost of the assets over their period of usefulness. Amortization of assets recorded under capital lease obligations is included with depreciation expense. Maintenance and repairs are charged to expense as incurred.

TRADEMARKS

Trademarks are stated on the basis of cost. All trademarks are being amortized by the straight-line method for a period of 15 years. Amortization expense amounted to $72,243, $72,244 and $72,244 in 2003, 2002 and 2001, respectively.

ASSET IMPAIRMENT

The Company analyzes its long-lived and intangible assets for events and circumstances that might indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. There are no indications of impairment present at December 31, 2003.

EMPLOYEE BENEFITS

The Company's employee benefits include a profit sharing and retirement feature available to all eligible employees. Contributions are dependent on net income of the Company and recognized on an accrual basis of accounting. The contributions to the plan charged against income in 2003, 2002 and 2001 amounted to $1,436,117, $2,094,327 and $880,397, respectively.

As part of the same benefit plan, the Company has a contributory savings feature whereby all eligible employees may contribute up to 25% of their annual base salaries. The Company's matching contribution to the plan is based upon a percentage formula as set forth in the plan agreement. The Company's matching contributions to the plan charged against income in 2003, 2002 and 2001 amounted to $2,033,288, $1,921,688 and $1,992,715, respectively.

                       BLAIR CORPORATION AND SUBSIDIARIES

INCOME TAXES

The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The company accounts for the tax benefit from the exercise of non-qualified stock options by reducing its accrued income tax liability and increasing additional paid-in capital.

FINANCIAL INSTRUMENTS

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

SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others were adopted by the Company effective January 1, 2003. The adoption of these standards did not have a material impact on the Company's results of operations or financial condition.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed. The Company's adoption of this statement in the first quarter of 2002 did not have an impact on the Company's financial results. During 2003, the provisions of this statement impact the accounting treatment of the planned sale of the Blair Outlet Store in Erie, Pennsylvania. (Note 9).

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in the first quarter of 2003 did not have an impact on the Company's financial results. During 2003, the provisions of this statement impact the accounting treatment of the voluntary separation of employees due to the closing of the Blair Outlet Store in Erie, Pennsylvania (Note 10).

The Company adopted SFAS No. 148, Accounting For Stock-Based Compensation Transition and Disclosure an amendment of SFAS No. 123, Accounting For Stock-Based Compensation effective the year ended December 31, 2002. It provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation

                       BLAIR CORPORATION AND SUBSIDIARIES
and the effect of the method used on reported results. The Company's adoption of SFAS No. 148 in 2002 enhanced stock-based employee compensation disclosures and had no effect on the method of accounting followed by the Company.

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

As of December 31, 2003, the Company adopted FASB Interpretation No. 46 R, Consolidation of Variable Interest Entities, revised in December 2003. The adoption of this statement has had no impact on the financial statements of the Company.

STOCK COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date.

The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the years ended December 31:

                                                                                PRO FORMA
                                                         -----------------------------------------------------
                                                              2003                 2002               2001
                                                         --------------         -----------        -----------
     Net income as reported                              $   14,526,182         $19,135,556        $ 9,292,146
     Add: Total stock-based employee compensation
     expense recorded for all awards, net of
     related tax effects                                        313,138             511,831               --
     Deduct: Total stock-based employee
     compensation expense determined under fair
     value method for all awards, net of related
     tax effects                                             (1,057,347)           (884,486)          (102,808)
                                                         --------------         -----------        -----------
     Pro forma net income                                $   13,781,973         $18,762,901        $ 9,189,338
                                                         ==============         ===========        ===========
     Earnings per share:
        Basic - as reported                              $         1.82         $      2.39        $      1.17
                                                         ==============         ===========        ===========
        Basic - pro forma                                $         1.73         $      2.34        $      1.15
                                                         ==============         ===========        ===========
        Diluted - as reported                            $         1.81         $      2.38        $      1.17
                                                         ==============         ===========        ===========
        Diluted - pro forma                              $         1.72         $      2.34        $      1.15
                                                         ==============         ===========        ===========

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.49%, 4.95% and 5.20% for stock options issued 4/15/03, 4/15/02 and 4/16/01, respectively; dividend yields of 2.54%, 3.11% and 3.50% for stock options issued 4/15/03, 4/15/02 and 4/16/01,

                       BLAIR CORPORATION AND SUBSIDIARIES
respectively; volatility factors of the expected market price of the Company's common stock of .540, .564 and .547 for stock options issued 4/15/03, 4/15/02 and 4/16/01, respectively; and a weighted-average expected life of 7 years for the stock options issued 4/15/03, 4/15/02 and 4/16/01. The per share fair value of the options granted was determined to be $10.63, $8.83 and $7.40 for stock options issued 4/15/03, 4/15/02 and 4/16/01, respectively.

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

2. FINANCING ARRANGEMENTS

On December 20, 2001, the Company entered into a Credit Agreement with PNC Bank, National Association, as agent, and certain other banks. The Agreement puts in place a syndicated revolving credit facility of up to $30 million, secured by inventory and certain other assets of the Company and its subsidiaries. The revolving credit facility expires on December 20, 2004. The Credit Agreement was amended on July 25, 2003 to increase the lender commitments to the facility from $28 million to $30 million. As of December 31, 2003, the facility had lender commitments of $30 million. For each borrowing tranche, the Company may select from three options to determine the interest rate. The options are: a base rate option (greater of Prime or Fed Funds Rate plus .5% as of December 31, 2003); swing loan rate option (as quoted by PNC Bank); or Euro-rate option as defined in the Credit Agreement. The Company is required to meet certain covenants that relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. As of December 31, 2003, the Company was in compliance with all the Agreement's covenants. At December 31, 2003, the Company had no borrowings (loans) outstanding and had letters of credit totaling $20.9 million outstanding, which reduces the amount of borrowings available, under the Credit Agreement. At December 31, 2002, the Company had no borrowings (loans), but had letters of credit outstanding of $16.2 million.

Also, on December 20, 2001, the Company completed a securitization of up to $100 million in accounts receivable with PNC Bank, National Association, as administrator, and certain conduit purchasers. At December 20, 2001, the securitization had initial lender commitments of $50 million. On April 9, 2003, the lender commitment level increased to $70 million. Also, the securitization was amended to extend the term to April 7, 2006. The interest rate charged was amended from 1-month LIBOR plus 55 basis points to 1-month LIBOR plus 80 basis points. The Company sells all right, title and interest in and to certain of its accounts receivables to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate, bankruptcy remote, special purpose entity that entered into a Receivables Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivables Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. At the present time, $70 million of the $100 million is available to the Company. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. As of December 31, 2003, the Company was in compliance with all the requirements of the Receivables Purchase Agreement. At December 31, 2003 and 2002, the Company had $15 million outstanding, the minimum amount required to be outstanding, under the Receivables Purchase Agreement, all of which was classified as short-term. At December 31, 2003 and 2002, the weighted average interest rate was 1.97% and 2.38%, respectively. Interest paid during 2003, 2002 and 2001 was approximately $282,000, $366,000 and $2,050,000, respectively.

                       BLAIR CORPORATION AND SUBSIDIARIES

3. ACCRUED EXPENSES

Accrued expenses consist of:

                                                                       DECEMBER 31
                                                                 2003                2002
                                                              -----------        -----------
    Employee compensation                                     $12,395,998        $12,923,615
    Contribution to profit sharing and retirement plan          1,436,117          2,094,327
    Health insurance                                            1,148,038          1,767,850
    Voluntary Separation Program                                  762,106          1,098,103
    Taxes, other than taxes on income                             814,574            919,183
    Other accrued items                                         1,175,562          1,167,163
                                                              -----------        -----------
                                                              $17,732,395        $19,970,241
                                                              ===========        ===========

4. LEASES

CAPITAL LEASES

The Company leases certain data processing and telephone equipment under agreements that expire in various years through 2005. The following is a schedule by year of future minimum capital lease payments required under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2003:


        2004                                                   $ 408,027
        2005                                                     103,413
                                                               ---------
                                                                 511,440
        Less amount representing interest                        (31,186)
                                                               ---------
        Present value of minimum lease payments                  480,254
        Less current portion                                    (378,632)
                                                               ---------
        Long-term portion of capital lease obligation          $ 101,622
                                                               =========

The Company entered into capital lease obligations amounting to $0 and $7,086 in 2003 and 2002, respectively.

OPERATING LEASES

The Company leases certain data processing, office and telephone equipment under agreements that expire in various years through 2008. The Company also has entered into several lease agreements for buildings, expiring in various years through 2012. Rent expense for the Company for 2003, 2002 and 2001 was $4,099,730, $4,121,734 and $5,183,281, respectively. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2003:

        2004                                                   $ 3,131,118
        2005                                                     2,558,997
        2006                                                     1,955,614
        2007                                                     1,283,409
        2008                                                         3,511
        Thereafter                                               3,893,171
                                                               -----------
                                                               $12,825,820
                                                               ===========

                       BLAIR CORPORATION AND SUBSIDIARIES

5. STOCKHOLDERS' EQUITY

EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

The following table sets forth the computations of basic and diluted earnings per share as required by Statement of Financial Accounting Standards No. 128:

                                                                         YEARS ENDED DECEMBER 31
                                                                2003              2002               2001
                                                            -----------        -----------        -----------
     Numerator:
        Net income                                          $14,526,182        $19,135,556        $ 9,292,146
     Denominator:
        Denominator for basic earnings per share -
          weighted average shares outstanding                 7,983,178          8,005,182          7,969,556
        Effect of dilutive securities:
          Employee stock options                                 34,426             26,061                380
                                                            -----------        -----------        -----------
        Denominator for diluted earnings per share -
          Weighted average shares outstanding and
          assumed conversions                               $ 8,017,604        $ 8,031,243        $ 7,969,936
                                                            ===========        ===========        ===========
     Basic earnings per share                               $      1.82        $      2.39        $      1.17
                                                            ===========        ===========        ===========
     Diluted earnings per share                             $      1.81        $      2.38        $      1.17
                                                            ===========        ===========        ===========

DIVIDENDS

In 2003 and 2002, the company declared dividends of $4,835,912 and $4,805,171, of which $4,640,030 and $4,578,524 was paid directly to shareholders and charged to retained earnings. The remaining dividends declared, $195,882 in 2003 and $226,647 in 2002, were associated with the shares of stock held by the company according to the provisions of the restricted stock awards. These remaining dividends were applied against the receivable from stock plans and were charged to compensation in the financial statements. Prior to 2002, all dividends declared were charged to retained earnings.

RESTRICTED STOCK AWARDS

During 2000, the Company adopted, with stockholder approval, an Omnibus Stock Plan (Omnibus Plan) that provided for 750,000 shares of the Company's treasury stock to be reserved for sale and issuance to employees at a price to be established by the Omnibus Stock Plan Committee. In April 2003, the Company reserved, with stockholder approval, 400,000 additional shares. At December 31, 2003 and 2002, 599,852 shares and 397,927 shares were available to be issued under the Plan, respectively. The difference between the exercise price and the market price of the shares awarded equals compensation, which $-0-, $90,644 and $-0- was expensed in 2003, 2002 and 2001, respectively. Under the Omnibus Plan, awards were granted on one date in 2003 and three separate dates in 2002. In 2003 and 2002, under the provisions of certain awards granted, compensation of $192,908 and $1,054,967, net of forfeitures, respectively, was recorded as deferred expense and will be amortized over the vesting period of seven years. Amortization expense was $153,085 and $68,745 in 2003 and 2002, respectively.

A summary of the restricted stock activity under the Omnibus Plan is as follows:

                                                                       YEARS ENDED DECEMBER 31
                                                           2003                 2002                 2001
                                                      --------------     ------------------       ----------
     Shares granted and issued                            13,350         11,611, 51,500 and            -
                                                                               3,849

     Grant and issue price per share                      $7.00           $7.50, $8.00 and             -
                                                                                $-0-

     Market value per share at date of issue              $21.45         $23.20, $25.25 and            -
                                                                               $23.55
     Shares canceled and forfeited                        1,200                1,000                   -
        Original price per share                      $8.00 - $10.50           $7.50                   -
        Weighted average price per share                  $7.63                $7.50                   -


                       BLAIR CORPORATION AND SUBSIDIARIES

In 2003, under the provisions of certain awards granted to executive officers on two separate dates, shares vest at the rate of 20% per year over the five-year vesting period. The Company records equity and expense during the vesting periods of the awards based on the number of eligible shares and the market value of the shares on the grant date. Upon vesting, shares are issued out of treasury stock. The Company recorded expense of $35,357 in 2003. A summary of the executive officer stock activity under the Omnibus Plan is as follows:

                                                                     YEARS ENDED DECEMBER 31
                                                           2003                 2002                 2001
                                                     ----------------        ----------           ----------
     Shares granted                                  10,650 AND 4,848            -                     -

     Market value per share at date of issue              $21.45                 -                     -
     Shares canceled and forfeited                          -                    -                     -

Under the Omnibus Plan, the Company also may provide non-qualified stock options. The price of option shares granted under the Omnibus Plan shall not be less than the fair market value of common stock on the date of grant, and the term of the stock option shall not exceed ten years from date of grant. Options vest over a three-year period. On April 15, 2003, April 15, 2002 and April 16, 2001, the Company issued 170,427, 167,229 and 90,519 options to employees at an exercise price of $23.60, $19.30 and $17.10 per share, respectively.

A summary of the stock options activity in the Company's Omnibus Plan is as follows:

                                                                    WEIGHTED
                                                                     AVERAGE
                                                OPTIONS           EXERCISE PRICE
                                               ---------          --------------
Outstanding at January 1, 2001                         -             $     -
Granted in 2001                                   90,519               17.10
Exercised in 2001                                      -                   -
Forfeited in 2001                                      -                   -
                                               ---------             -------
Outstanding at December 31, 2001                  90,519               17.10
Granted in 2002                                  167,229               19.30
Exercised in 2002                                (10,001)              17.10
Forfeited in 2002                                 (7,035)              18.57
                                               ---------             -------
Outstanding at December 31, 2002                 240,712               18.59
Granted in 2003                                  170,427               23.60
Exercised in 2003                                (54,146)              18.10
Forfeited in 2003                                      -                   -
                                               ---------             -------
Outstanding at December 31, 2003                 356,993             $ 21.05
                                               =========             =======

Of the options outstanding, 186,566, 20,172 and 0 were exercisable at December 31, 2003, 2002 and 2001, respectively. The exercise price of options outstanding ranged from $17.10 to $23.60, with a weighted-average remaining contractual life of 8.64 years at December 31, 2003.

6. INCOME TAXES

The components of income tax expense are as follows:

                                                            YEARS ENDED DECEMBER 31
                                                    2003             2002             2001
                                                 ----------      -----------       ----------
         Currently payable:
             Federal                             $7,045,000      $12,060,000       $1,424,000
             Foreign                                280,000          300,000           42,000
             State                                  962,000          963,000           30,000
                                                 ----------      -----------       ----------
                                                  8,287,000       13,323,000        1,496,000
         Deferred                                   350,000       (1,346,000)       1,916,000
                                                 ----------      -----------       ----------
                                                 $8,637,000      $11,977,000       $3,412,000
                                                 ==========      ===========       ==========

                       BLAIR CORPORATION AND SUBSIDIARIES

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                      2003                 2002               2001
                                                  ------------         ------------        ------------
Statutory rate applied to pretax income           $  8,107,114         $ 10,889,394        $  4,446,709
State income taxes, net of federal benefit             825,000              544,700              42,295
Tax refund                                                --                   --            (1,539,000)
Other items                                           (295,114)             542,906             461,996
                                                  ------------         ------------        ------------
                                                  $  8,637,000         $ 11,977,000        $  3,412,000
                                                  ============         ============        ============

The Company has approximately $4 million of a Pennsylvania net operating loss carryforward that can be used to offset future Pennsylvania Taxable Income. A deferred tax asset has been established based on the $4 million net operating loss available to be carried forward. The deferred tax asset is offset by a valuation allowance because it is uncertain as to whether the Company will generate sufficient income in the future to absorb the net operating losses before they expire in 2011.

Income taxes paid (refunded) during 2003, 2002 and 2001 amounted to $8,807,997, $11,400,758 and $(126,245), respectively.

Components of the deferred tax asset and liability under the liability method as of December 31, 2003 and 2002 are as follows:

                                                                         DECEMBER 31
                                                                   2003                2002
                                                               ------------         ------------
     Current net deferred tax asset
        Doubtful accounts                                      $ 14,122,000         $ 14,048,000
        Returns allowance                                         2,306,000            1,587,000
        Inventory obsolescence                                    1,374,000            1,527,000
        Inventory costs                                            (372,000)            (328,000)
        Vacation pay                                              1,798,000            1,670,000
        Advertising costs                                        (7,542,000)          (7,371,000)
        State net operating loss                                    196,000              490,000
        Other items                                                 525,000              490,000
                                                               ------------         ------------
        Total deferred tax assets                                12,407,000           12,113,000
        State valuation allowance                                  (196,000)            (490,000)
                                                               ------------         ------------
        Deferred tax assets, net of valuation allowance        $ 12,211,000         $ 11,623,000
                                                               ============         ============
     Long-term deferred tax liability
        Property, plant, and equipment                         $  2,549,000         $  1,611,000
                                                               ============         ============

7. OTHER INCOME

Other income consists of:

                                                                 YEARS ENDED DECEMBER 31
                                                        2003                2002              2001
                                                     -----------        -----------        -----------
     Finance charges on time payment accounts        $36,163,981        $34,776,872        $37,791,524
     Commissions earned                                1,493,579          2,239,888          3,658,633
     Interest from tax settlement                           --                 --            4,061,253
     Other items                                       5,908,884          3,627,655          2,254,656
                                                     -----------        -----------        -----------
                                                     $43,566,444        $40,644,415        $47,766,066
                                                     ===========        ===========        ===========

                       BLAIR CORPORATION AND SUBSIDIARIES

8. BUSINESS SEGMENT AND CONCENTRATION OF BUSINESS RISK

The Company operates as one segment in the business of selling women's and men's fashion wearing apparel and accessories and home furnishing items. Specifically, the segment includes the Womenswear, Menswear, Home, Crossing Pointe and Allegheny Trail product lines. Allegheny Trail was added in the third quarter of 2003. The Company's segment reporting is consistent with the presentation made to the Company's chief operating decision-maker. The Company's customer base is comprised of individuals throughout the United States and is diverse in both geographic and demographic terms. Advertising is done mainly by means of catalogs, direct mail letters and the internet, which offer the Company's merchandise.

Sales of the women's and men's fashion wearing apparel and accessories accounted for 88%, 90% and 89% of total 2003, 2002 and 2001 sales, respectively. Home products accounted for the remaining sales volume.

9. LONG-LIVED ASSETS CLASSIFIED AS HELD FOR SALE

In January 2003, the Company made the decision to close its liquidation outlet store located in Erie, Pennsylvania. This closure was effective at the close of business on March 28, 2003. The Company intends to sell the building and believes that the sale will be completed in 2004. Assets Held for Sale of $1,368,526 and $1,669,299 at December 31, 2003 and 2002, respectively, consist of the net book value of the land, land improvements and building. The carrying value of the asset was reduced in 2003 as a result of the level of interest in the asset.

10. VOLUNTARY SEPARATION PROGRAM

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

In the first quarter of 2001, the Company accrued and charged to expense $2.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The one-time $2.5 million charge represents severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of December 31, 2003, approximately $1.7 million of the $2.5 million has been paid. Approximately $281,000, $336,000 and $1,083,000 were paid out during 2003, 2002 and 2001, respectively.

                       BLAIR CORPORATION AND SUBSIDIARIES

                         QUARTERLY RESULTS OF OPERATIONS

         The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2003 and 2002.

                                            2003                                                   2002
                                       Quarter Ended                                           Quarter Ended
                       --------------------------------------------------      --------------------------------------------------
                       March 31     June 30   September 30    December 31      March 31     June 30   September  30   December 31
                       --------    --------   ------------    -----------      --------     -------   -------------   -----------
Net Sales..........    $137,014    $154,345       $124,100       $166,481      $135,261    $147,513        $117,830      $167,941
Cost of goods sold.      67,862      72,765         60,781         76,133        64,535      68,945          58,054        78,808
Net income.........         500       4,101            793          9,132         5,601       7,033             279         6,222
Basic  earnings per
share..............        0.06        0.51           0.10           1.15          0.70        0.88            0.03          0.78
Diluted earnings
per share..........        0.06        0.51           0.10           1.14          0.70        0.88            0.03          0.77

Quarter ended September 30, 2003 includes additional net income of $260,000, $.03 per basic and diluted share. The additional net income and basic and diluted earnings per share in the quarter was due to reductions in the provisions for doubtful accounts and returns resulting from actual bad debt and returns experience bettering prior estimates. Quarter ended September 30, 2002 includes additional net income of $241,000, $.03 per basic and diluted share. The additional net income and increase in basic and diluted earnings per share in the quarter was due to reductions in the provisions for doubtful accounts and returns resulting from actual bad debt and returns experience bettering prior estimates.

                       BLAIR CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                DECEMBER 31, 2003


                 COLUMN A                         COLUMN B            COLUMN C               COLUMN D              COLUMN E
-----------------------------------------------------------------------------------------------------------------------------
                                                                     ADDITIONS-
                                                  BALANCE AT         CHARGED TO                                    BALANCE
                                                  BEGINNING           COSTS AND             DEDUCTIONS-             AT END
Description                                       OF PERIOD           EXPENSES               DESCRIBE              OF PERIOD
                                                 -----------        ------------           ------------           -----------
Year ended December 31, 2003:
    Allowance deducted from asset account
    (customer accounts receivable):
          For doubtful accounts                  $40,138,263        $ 31,826,636(A)        $ 31,614,942(B)        $40,349,957
          For estimated loss on returns            7,067,965          87,238,648             87,183,462(C)          7,123,151
                                                 -----------        ------------           ------------           -----------
          Total                                   47,206,228         119,065,284            118,798,404            47,473,108
    Allowance deducted from asset account
    (merchandise inventories)
          For obsolete inventory                   4,000,000           4,515,882              4,915,882(D)          3,600,000
                                                 -----------        ------------           ------------           -----------
Total                                            $51,206,228        $123,581,166           $123,714,286           $51,073,108
                                                 ===========        ============           ============           ===========

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


---------------------

    Note (A) -- Current year provision for doubtful accounts, charged against income.

    Note (B) -- Accounts charged off, net of recoveries.

    Note (C) -- Sales value of merchandise returned.

    Note (D) -- Inventory liquidated, net of proceeds received.