Form 10-Q
period 2004-03-31
BLAIR CORP
filed 2004-05-07
CIK 71525

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period Ended March 31, 2004             Commission File Number  1-878
-----------------------------------------------------------------------------



                                BLAIR CORPORATION
             (Exact name of registrant as specified in its charter)
-----------------------------------------------------------------------------



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



                                 Not applicable
-----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since lastreport)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   -----  -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) YES X NO
                                       -----  --

As of May 6, 2004 the registrant had outstanding 8,131,318 shares of its common stock without nominal or par value.

                        PART I. FINANCIAL INFORMATION

                 ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

                       Blair Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                     March 31      December 31
                                                       2004           2003
                                                -------------------------------
Assets
Current assets:

  Cash and cash equivalents                       $ 34,820,520    $ 36,380,049
  Customer accounts receivable, less allowances
    for doubtful accounts and returns of
    $48,018,188 in 2004 and $47,473,108 in 2003    148,761,547     154,660,076
  Inventories: (Note H)
    Merchandise                                     64,317,877      65,990,631
    Advertising and shipping supplies               15,509,618      19,610,207
                                                -------------------------------
                                                    79,827,495      85,600,838
  Deferred income taxes (Note G)                    13,764,000      12,211,000
  Prepaid and refundable federal and state
    taxes                                              995,091             -0-
  Prepaid expenses                                   2,585,343       2,200,191
  Assets held for sale (Note L)                      1,368,526       1,368,526
                                                -------------------------------
Total current assets                               282,122,522     292,420,680


Property, plant, and equipment:
  Land                                                 692,144         692,144
  Buildings and leasehold improvements              65,577,406      65,559,992
  Equipment                                         72,818,311      72,979,845
  Construction in progress                           1,911,276       1,386,067
                                                -------------------------------
                                                   140,999,137     140,618,048
  Less allowances for depreciation                  89,303,307      88,107,320
                                                -------------------------------
                                                    51,695,830      52,510,728

Trademarks                                             470,103         488,164
Other long-term assets                                 488,704         556,231
                                                -------------------------------
Total assets                                      $334,777,159    $345,975,803
                                                ===============================


See accompanying notes

                       Blair Corporation and Subsidiaries

                                                      March 31      December 31
                                                         2004           2003
                                               --------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable (Note J)                            $ 15,000,000   $ 15,000,000
  Trade accounts payable                              30,060,201     35,129,055
  Advance payments from customers                      3,676,633      2,286,055
  Accrued expenses (Note E)                           14,429,489     17,732,395
  Accrued federal and state taxes                            -0-      3,997,935
  Current portion of capital lease
    obligations(Note F)                                  387,679        378,632
                                               --------------------------------
Total current liabilities                             63,554,002     74,524,072

Capital lease obligations, less current portion
  (Note F)                                                 1,315        101,622

Deferred income taxes (Note G)                         2,436,000      2,549,000

Stockholders' equity:
  Common stock without par value:
    Authorized 12,000,000 shares
     issued 10,075,440 shares (including shares
     held in treasury) -- stated value                   419,810        419,810
  Additional paid-in capital                          13,955,055     14,134,983
  Retained earnings                                  295,797,115    296,397,999
  Accumulated other comprehensive (loss) income          (70,741)       (20,016)
                                                  ------------------------------
                                                     310,101,239    310,932,776
  Less 1,945,722 shares in 2004 and 1,962,439
    shares in 2003 of common stock
    in treasury -- at cost                            38,987,570     39,514,841
  Less receivable and deferred compensation
      from stock plans                                 2,327,827      2,616,826
                                                 ------------------------------
                                                     268,785,842    268,801,109
                                                 ------------------------------
Total liabilities and stockholders' equity          $334,777,159   $345,975,803
                                                 ==============================


See accompanying notes.

                       Blair Corporation and Subsidiaries

                        Consolidated Statements of Income


                                                      Three Months Ended
                                                           March 31
                                                      2004            2003
                                                --------------------------------

Net sales                                           $128,642,079   $137,013,544
Other income (Note I)                                 12,567,997      9,788,345
                                                --------------------------------
                                                     141,210,076    146,801,889

Cost and expenses:
  Cost of goods sold                                  63,504,461     67,861,612
  Advertising                                         35,359,624     38,583,609
  General and administrative                          33,800,842     31,580,760
  Provision for doubtful accounts                      7,539,859      7,892,259
  Interest                                                85,237         89,460
                                                --------------------------------
                                                     140,290,023    146,007,700
                                                --------------------------------
Income before income taxes                               920,053        794,189

Income taxes (Note G)                                    349,000        294,000
                                                --------------------------------

Net income                                          $    571,053       $500,189
                                                ================================


Basic and diluted earnings per share based on
   weighted average shares outstanding (Note D)             $.07           $.06
                                                ================================


See accompanying notes.

                       Blair Corporation and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                                        Three Months Ended
                                                             March 31
                                                       2004             2003
                                                 ------------------------------

Common Stock                                      $    419,810      $   419,810

Additional Paid-in Capital:
Balance at beginning of period                      14,134,983       14,428,903
Issuance of 300 shares in 2004 and 2003 of
  common stock to non-employee director                (14,591)          (3,544)
Forfeitures of 2,150 shares in 2004 and 1,750
  shares in 2003 of common stock under Omnibus
  Stock and Employee Stock Purchase Plans              (25,902)         (11,039)
Exercise of 18,567 shares in 2004 and 10,668
  shares in 2003 of non- qualified stock options
  under Omnibus Stock Plan                            (176,435)        (104,817)
Tax benefit on exercise of non-qualified stock
options                                                 37,000           24,000
                                                 ------------------------------
Balance at end of period                            13,955,055       14,333,503

Retained Earnings:
Balance at beginning of period                     296,397,999      286,511,847
Net income                                             571,053          500,189
Cash dividends (Note B)                             (1,171,937)      (1,157,432)
                                                 ------------------------------
Balance at end of period                           295,797,115      285,854,604

Accumulated Other Comprehensive Loss:
Balance at beginning of period                         (20,016)          12,686
Foreign currency translation                           (50,725)         (15,179)
                                                 ------------------------------
Balance at end of period                               (70,741)          (2,493)

Treasury Stock:
Balance at beginning of period                     (39,514,841)     (41,264,330)
Issuance of 300 shares in 2004 and 2003 of
  common stock to non-employee director                 19,165            8,119
Forfeitures of 2,150 shares in 2004 and 1,750
  shares in 2003 of common stock under
  Omnibus Stock and Employee Stock Purchase Plans      (23,373)         (26,536)
Exercise of 18,567 shares in 2004 and 10,668
  shares in 2003 of non-qualified stock options
  under Omnibus Stock Plan                             531,479          287,240
                                                 ------------------------------
Balance at end of period                           (38,987,570)     (40,995,507)

Receivable and Deferred Compensation from Stock
  Plans:
Balance at beginning of period                      (2,616,826)      (2,775,102)
Forfeitures of  2,150 shares in 2004 and 1,750
  shares in 2003 of common stock under Omnibus
  Stock and Employee Stock Purchase Plans               11,132            8,570
Amortization of deferred compensation, net of
  forfeitures                                           43,039           37,677
Executive officer restricted stock awards of
  27,275 shares in 2004 and 0 shares in 2003           142,994              -0-
Applications of dividends and cash repayments           91,834           51,620
                                                 ------------------------------
Balance at end of period                            (2,327,827)      (2,677,235)
                                                 ------------------------------
Total stockholders' equity                        $268,785,842     $256,932,682
                                                 ==============================

Comprehensive Income:
Net income                                        $    571,053     $    500,189
Adjustment from foreign currency translation           (50,725)         (15,179)
                                                 ------------------------------
Comprehensive income                              $    520,328     $    485,010
                                                 ==============================

See accompanying notes.

                       Blair Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                        Three Months Ended
                                                             March 31
                                                         2004          2003
                                                    ---------------------------
Operating activities
Net income                                          $    571,053   $    500,189
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Depreciation                                        2,168,577      2,004,245
   Amortization                                           85,589         89,658
   Provision for doubtful accounts                     7,539,859      7,892,259
   Provision for deferred income taxes                (1,666,000)    (2,814,000)
   Tax benefit on exercise of non-qualified
      stock options                                       37,000         24,000
   Compensation expense (net of forfeitures)
      for stock awards                                   200,025         62,022
   Changes in operating assets and liabilities
     providing (using) cash:
      Customer accounts receivable                    (1,641,246)    (4,931,447)
      Inventories                                      5,773,343     (3,402,826)
      Prepaid expenses and other assets                 (383,836)      (350,984)
      Trade accounts payable                          (5,069,009)     1,486,387
      Advance payments from customers                  1,390,578      1,008,866
      Accrued expenses                                (3,303,309)    (5,315,433)
      Federal and state taxes                         (4,993,024)    (5,288,995)
                                                   ----------------------------
Net cash (used in) provided by operating
  activities                                             709,600     (9,036,059)

Investing activities
Purchases of property, plant, and equipment           (1,351,366)    (2,159,376)
                                                   ----------------------------
Net cash used in investing activities                 (1,351,366)    (2,159,376)

Financing activities
Net repayments of bank borrowings
Principal repayments on capital lease
  obligations                                            (91,261)       (85,391)
Dividends paid                                        (1,171,937)    (1,157,432)
Exercise of non-qualified stock options                  355,043        182,423
Repayments of notes receivable from stock plans           44,276          2,845
                                                   ----------------------------
Net cash used in financing activities                   (863,879)    (1,057,555)

Effect of exchange rate changes on cash                  (53,884)       (15,453)
                                                   ----------------------------
Net (decrease) increase in cash                       (1,559,529)   (12,268,443)
Cash and cash equivalents at beginning of year        36,380,049     49,975,503
                                                   ----------------------------
Cash and cash equivalents at end of period           $34,820,520    $37,707,060
                                                   ============================

See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

As of June 30, 2003 the Company formed a new wholly-owned subsidiary, Allegheny Trail Corp., to launch a wholesale business targeted primarily at outdoor sporting goods and recreational retailers. Allegheny Trail offers a core product line of men's and women's outdoor apparel basics at entry-level price points allowing retailers to be more competitive with major brands.

On August 20, 2003 The Company commenced operations of a new wholly-owned subsidiary, JLB Service Bank. The establishment of JLB Service Bank enables the Company to manage its credit portfolio in a more cost-effective and efficient manner. The bank's products involve the extension of credit on an unsecured basis to individuals who are customers of Blair Corporation to facilitate their purchases of Blair's merchandise. As of March 31, 2004, JLB Service Bank's total assets represented 1.50% of the total consolidated assets of the Company. Gross revenue of JLB Service Bank was .98% of the Company's consolidated gross revenue for the quarter ended March 31, 2004.

NOTE B - DIVIDENDS DECLARED
  2-21-03           $.15 per share      2-13-04      $.15 per share
  4-15-03            .15                4-29-04       .15
  7-15-03            .15
 10-21-03            .15

Blair Corporation has declared a dividend for 282 consecutive quarters.

In the first quarter of 2004 and 2003, the company declared dividends of $1,219,495 and $1,206,207, of which $1,171,937 and $1,157,432 was paid directly to shareholders and charged to retained earnings. The remaining dividends declared, $47,558 in the first quarter of 2004 and $48,774 in the first quarter of 2003, were associated with the shares of stock held by the company according to the provisions of the restricted stock awards. These remaining dividends were applied against the receivable from stock plans and were charged to compensation in the financial statements.

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

Stock activity in the first quarter of 2004 and 2003 generally includes transactions pertaining to stock awarded to a non-employee director as well as stock awarded and forfeited via the Company's Omnibus Stock and Employee Stock Purchase Plans. Activity is accounted for by comparing the market value of the awards, as required by the Plans, to the cost of the treasury shares used for these transactions. The difference is booked to additional paid-in capital.

                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

NOTE C - STOCK COMPENSATION - continued
The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                           Pro Forma
                                                     Three Months Ended
                                                           March 31
                                                      2004           2003
                                               -----------------------------

   Net income as reported                            $571,053       $500,189
   Add: Total stock-based employee
   compensation expense recorded for all
   awards, net of related tax effects                 151,834         56,194
   Deduct: Total stock-based employee
   compensation expense determined under fair
   value method for all awards, net of
   related tax effects                                363,049        169,279
                                               -----------------------------
   Pro forma net income                              $359,838       $387,104
                                               =============================
   Earnings per share:
     Basic - as reported                                $ .07          $ .06
                                               =============================
     Basic - pro forma                                  $ .04          $ .05
                                               =============================
     Diluted - as reported                              $ .07          $ .06
                                               =============================
     Diluted - pro forma                                $ .04          $ .05
                                               =============================

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

NOTE D - EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING The following table sets forth the computations of basic and diluted earnings per share as required by Statement of Financial Accounting Standards No. 128:
                                                     Three Months Ended
                                                           March 31
                                                      2004          2003
                                              ------------------------------
   Numerator:
     Net income                                   $   571,053     $  500,189
   Denominator:
     Denominator for basic earnings per
       share - weighted average shares
       outstanding                                  8,051,124      7,981,649
     Effect of dilutive securities:
       Employee stock options                          61,057         31,421
                                              ------------------------------
     Denominator for diluted earnings per
      share - Weighted average shares
      outstanding and assumed conversions           8,112,181      8,013,070
                                              ==============================
   Basic earnings per share                              $.07           $.06
                                              ==============================
   Diluted earnings per share                            $.07           $.06
                                              ==============================

                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

NOTE E - ACCRUED EXPENSES
Accrued expenses consists of:
                                                   March 31     December 31
                                                     2004          2003
                                               ---------------------------
   Employee Compensation                         $ 9,865,899   $12,395,998
   Contribution to profit sharing and
     retirement plan                                  58,897     1,436,117
   Health insurance                                1,266,681     1,148,038
   Voluntary Separation Program                      663,289       762,106
   Taxes, other than taxes on income               1,258,997       814,574
   Other accrued items                             1,315,726     1,175,562
                                               ---------------------------
                                                 $14,429,489   $17,732,395
                                               ===========================

NOTE F - LEASES
Capital leases
The Company leases certain data processing and telephone equipment under agreements that expire in various years through 2005. The following is a schedule by year of future minimum capital lease payments required under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2004:
2004                                              $ 306,074
2005                                                103,474
                                               ------------
                                                    409,548
Less amount representing interest                   (20,554)
                                               ------------
Present value of minimum lease payments             388,994
Less current portion                               (387,679)
                                               ------------
Long-term portion of capital lease obligation     $   1,315
                                               ============

Operating Leases
The Company leases certain data processing, office and telephone equipment under agreements that expire in various years through 2008. The Company has also entered into several lease agreements for buildings, expiring in various years through 2012.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2004:
2004                                            $ 2,279,196
2005                                              2,623,455
2006                                              1,971,233
2007                                              1,283,409
2008                                                885,649
Thereafter                                        3,011,032
                                               ------------
                                                $12,053,974
                                               ============

NOTE G - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                    continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

NOTE G - INCOME TAXES - continued

The components of income tax expense are as follows:

                                                 Three Months Ended
                                                      March 31
                                                 2004          2003
                                             --------------------------
Currently payable:
  Federal                                    $ 1,782,000    $ 2,658,000
  Foreign                                         30,000        125,000
  State                                          203,000        325,000
                                             --------------------------
                                               2,015,000      3,108,000
Deferred                                      (1,666,000)    (2,814,000)
                                             --------------------------
                                             $   349,000    $   294,000
                                             ==========================

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:

                                                 Three Months Ended
                                                      March 31
                                                 2004          2003
                                             --------------------------

Statutory rate applied to pretax income         $322,019       $277,966
  State income taxes, net of federal tax
    benefit                                       (9,100)        (9,100)
Other items                                       36,081         25,134
                                             --------------------------
                                                $349,000       $294,000
                                             ==========================

The Company has approximately $3.5 million of a Pennsylvania net operating loss carry forward that can be used to offset future Pennsylvania Taxable Income. A deferred tax asset has been established based on the $3.5 million net operating loss available to be carried forward. The deferred tax asset is offset by a valuation allowance because it is uncertain as to whether the Company will generate sufficient income in the State of Pennsylvania in the future to absorb the net operating loss before they expire in 2011.

Components of the provision for deferred income tax (benefit) expense are as follows:

                                                 Three Months Ended
                                                      March 31
                                                 2004          2003
                                             --------------------------
Advertising costs                            $(1,594,000)   $(1,115,000)
Provision for doubtful accounts                   25,000       (180,000)
Provision for estimated returns                 (649,000)    (1,022,000)
Severance costs                                   38,000          3,000
Depreciation                                    (113,000)      (272,000)
Inventory writedown                              725,000       (166,000)
Other items - net                                (98,000)       (62,000)
                                             --------------------------
                                             $(1,666,000)   $(2,814,000)
                                             ==========================

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                    continued
                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

NOTE G - INCOME TAXES - continued

Components of the deferred tax asset and liability under the liability method as of March 31, 2004 and December 31, 2003 are as follows:

                                                   March 31    December 31
                                                       2004        2003
                                                 ----------------------------
    Current net deferred tax asset:

       Doubtful accounts                          $14,097,000     $14,122,000
       Returns allowance                            2,955,000       2,306,000
       Inventory obsolescence                         649,000       1,374,000
       Inventory costs                               (372,000)       (372,000)
       Vacation pay                                 1,798,000       1,798,000
       Advertising costs                           (5,948,000)     (7,542,000)
       State net operating loss                       118,000         196,000
       Other items                                    585,000         525,000
                                                 ----------------------------
       Total deferred tax assets                   13,882,000      12,407,000
       State valuation allowance                     (118,000)       (196,000)
                                                 ----------------------------
       Deferred tax assets net of valuation
       allowance                                  $13,764,000     $12,211,000
                                                 ============================
    Long-term deferred tax liability
       Property, plant and equipment              $ 2,436,000     $ 2,549,000
                                                 ============================

NOTE H - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. If the FIFO method had been used, merchandise inventories would have increased by approximately $4,488,000 at both March 31, 2004 and December 31, 2003. Cost of advertising and shipping supplies is determined on the first-in, first-out
(FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These direct response advertising costs are then expensed over the period of expected future benefit, generally nine weeks. The Company has a reserve for slow moving and obsolete inventory amounting to $1,699,000 at March 31, 2004, $3,600,000 at December 31, 2003 and $4,435,000 at March 31, 2003. The closing of the Starbrick Outlet Store in January 2004 resulted in $2.4 million of write-downs in the first quarter 2004. These write-downs were provided for in the December 31, 2003 obsolescence reserve. Due to the nonrecurring nature of the write-downs related to the closing of the Starbrick Outlet Store, the obsolescence reserve at March 31, 2004 is considerably lower than the reserve at December 31, 2003 on similar levels of inventory.

NOTE I - OTHER INCOME
Other income consists of:

                                                      Three Months Ended
                                                         2004         2003
                                                  ---------------------------

    Finance charges on time payment accounts         $10,712,288   $8,735,247
    Commissions earned                                   803,853      222,651
    Other items                                        1,051,856      830,447
                                                  ---------------------------
                                                     $12,567,997   $9,788,345
                                                  ===========================

Finance charges on time payment accounts are recognized on an accrual basis of accounting. The higher finance charges primarily resulted from a slight increase in customer accounts receivable and increased finance charge revenues associated with the establishment of JLB Service Bank on August 20, 2003.

                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

NOTE J - FINANCING ARRANGEMENTS

The Company maintains two facilities that collectively provide $100 million of credit. As of March 31, 2004 the Company was in compliance with all debt covenants.

The syndicated revolving credit facility (the "Credit Agreement") provides $30 million of commitments and is secured by inventory and certain other assets of the Company and its subsidiaries. The Company is required to meet certain covenants that relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. At March 31, 2004, the Company had no borrowings (loans) outstanding on this credit facility and had letters of credit totaling $19.1 million outstanding, which reduces the amount of borrowings available, under the Credit Agreement. Outstanding letters of credit totaled $20.9 million at December 31, 2003, and $11.5 million at March 31, 2003. The Credit Agreement is scheduled to expire December 20, 2004. The Company has begun discussions with the lenders to renew or extend the facility.

The Company also maintains a securitization of up to $100 million in accounts receivable. At the present time, $70 million of the $100 million is available to the Company. The Company sells all right, title and interest in and to certain of its accounts receivable to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate, bankruptcy remote, special purpose entity that entered into a Receivables Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivables Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. At March 31, 2004, December 31, 2003, and March 31, 2003, the Company had $15 million outstanding, the minimum amount required to be outstanding, under the Receivables Purchase Agreement, all of which was classified as short-term. At March 31, 2004 and March 31, 2003, the weighted average interest rate was 1.91% and 1.93%, respectively. Interest paid at March 31, 2004 and March 31, 2003 was approximately $75,000 and $71,000, respectively. The securitization has a scheduled termination date of April 7, 2006.

NOTE K- NEW ACCOUNTING PRONOUNCEMENTS

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


SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others were adopted by

                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

NOTE K- NEW ACCOUNTING PRONOUNCEMENTS - continued


the Company effective January 1, 2003. The adoption of these standards did not have a material impact on the Company's results of operations or financial condition.


In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed. The Company's adoption of this statement in the first quarter of 2002 did not have an impact on the Company's financial results for 2002. During 2003, the provisions of this statement impacted the accounting treatment of the planned sale of the Blair Outlet Store in Erie, Pennsylvania. (See note L)


In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in the first quarter of 2003 did not have an impact on the Company's financial results. During 2004 and 2003, the provisions of this statement impacted the accounting treatment of the voluntary separation of employees due to the closing of the Blair Outlet Stores in Warren, Pennsylvania and Erie, Pennsylvania. (See note M)


The Company adopted SFAS No. 148, Accounting For Stock-Based Compensation Transition and Disclosure an amendment of SFAS No. 123, Accounting For Stock-Based Compensation effective the year ended December 31, 2002. It provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's adoption of SFAS No. 148 in 2002 enhanced stock-based employee compensation disclosures and had no effect on the method of accounting followed by the Company.


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


In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the Company's third quarter 2003. The effective dates of certain provisions of SFAS No. 150 have been deferred. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial condition.


As of December 31, 2003, the Company adopted FASB Interpretation No. 46 R, Consolidation of Variable Interest Entities, revised in December 2003. The adoption of this statement has had no impact on the financial statements of the Company.

                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

NOTE L - LONG-LIVED ASSETS CLASSIFIED AS HELD FOR SALE In January 2003, the Company made the decision to close its liquidation outlet store located in Erie, Pennsylvania. This closure was effective at the close of business on March 28, 2003. The Company intends to sell the building and believes that the sale will be completed in 2004. Assets Held for Sale of $1,368,526 at March 31, 2004 and December 31, 2003 consist of the net book value of the land, land improvements and building. The carrying value of the asset was reduced in 2003 as a result of the level of interest in the asset.

NOTE M - VOLUNTARY SEPARATION PROGRAM
In the first quarter of 2004, the Company accrued and charged to expense $67,000 in separation costs. The costs were charged to General and Administrative Expense in the income statement. The one-time $67,000 charge represents severance pay, related payroll taxes and medical benefits due the 33 eligible employees who accepted the voluntary separation program offered in connection with closing the Company's Outlet Store located in Warren, Pennsylvania on January 16, 2004. As of March 31, 2004, $67,000 has been paid. This liability is considered satisfied.

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

NOTE Q - REVENUE RECOGNITION
Sales (cash, Blair Credit, or third party credit card) are recorded when the merchandise is shipped to the customer, in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Blair credit sales are made under Easy Payment Plan sales arrangements. Monthly, a provision for potentially doubtful accounts is charged against income based on management's estimate of realization. Any recoveries of bad debts previously written-off are credited back against the allowance for doubtful accounts in the period received. As reported in the balance sheet, the carrying amount, net of allowances for doubtful accounts and returns, for customer accounts receivable on Blair credit sales approximates fair value.

The Company records internally incurred shipping and handling costs in cost of sales.

Finance charges on time payment accounts are recognized on an accrual basis of accounting. The increase in finance charges compared to the first quarter of 2003 primarily resulted from a slight increase in customer accounts receivable and increased finance charge revenues associated with the establishment of JLB Service Bank on August 20, 2003.

                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

NOTE R - CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of available cash, money market securities, and other investments with a maturity of three months or less when purchased. Amounts reported in the Consolidated Balance Sheets approximate fair values.

NOTE S - RETURNS
A provision for anticipated returns is recorded monthly as a percentage of gross sales based upon historical experience. This provision is charged directly against gross sales to arrive at net sales as reported in the consolidated statements of income. Actual returns are charged against the allowance for returns, which is netted against accounts receivable in the balance sheet. The provision for returns charged against income for the first quarter of 2004 and 2003 amounted to $20,606,557 and $20,713,738 respectively. Management believes these provisions are adequate based upon the relevant information presently available. However, changes in facts or circumstances could result in additional adjustment to the Company's provisions.

NOTE T - DOUBTFUL ACCOUNTS
A provision for doubtful accounts is recorded monthly as a percentage of gross credit sales based upon experience of delinquencies (accounts over 30 days past due) and charge-offs (accounts removed from accounts receivable for non-payment) and current credit market conditions. Management believes these provisions are adequate based upon the relevant information presently available. However, changes in facts or circumstances could result in additional adjustment to the Company's provisions.

NOTE U - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is stated on the basis of cost. Depreciation has been provided principally by the straight-line method using rates, which are estimated to be sufficient to amortize the cost of the assets over their period of usefulness. Amortization of assets recorded under capital lease obligations is included with depreciation expense. Maintenance and repairs are charged to expense as incurred.

NOTE V - TRADEMARKS
Trademarks are stated on the basis of cost. All trademarks are being amortized by the straight-line method for a period of 15 years. Amortization expense amounted to $18,061 in the first quarter of 2004 and 2003, respectively.

NOTE W - ASSET IMPAIRMENT
The Company analyzes its long-lived and intangible assets for events and circumstances that might indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. There are no indications of impairment present at March 31, 2004.

NOTE X - EMPLOYEE BENEFITS
The Company's employee benefits include a profit sharing and retirement feature available to all eligible employees. Contributions are dependent on net income of the Company and recognized on an accrual basis of accounting. The contributions to the plan charged against income in the first quarter of 2004 and 2003 amounted to $58,897 and $54,902, respectively.

As part of the same benefit plan, the Company has a contributory savings feature whereby all eligible employees may contribute up to 25% of their annual base salaries. The Company's matching contribution to the plan is based upon a percentage formula as set forth in the plan agreement. The Company's matching contributions to the plan charged against income in the first quarter of 2004 and 2003 amounted to $345,918 and $555,505, respectively.

NOTE Y - FINANCIAL INSTRUMENTS
The carrying amounts of cash, customer accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The interest rates on the Company's securitized and revolving credit facilities are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of the Company's borrowings also approximate fair value.

                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

NOTE Z - BUSINESS SEGMENT AND CONCENTRATION OF BUSINESS RISK The Company operates as one segment in the business of selling women's and men's fashion wearing apparel and accessories and home furnishing items. Specifically, the segment includes the Womenswear, Menswear, Home, Crossing Pointe, Stores and Allegheny Trail product lines. Allegheny Trail was added in the third quarter of 2003. The Stores product line was added in the first quarter of 2004 reflecting a reclassification within the segment from the other product lines to this product line. The Company's segment reporting is consistent with the presentation made to the Company's chief operating decision-maker. The Company's customer base is comprised of individuals throughout the United States and is diverse in both geographic and demographic terms. Advertising is done mainly by means of catalogs, direct mail letters and the internet, which offer the Company's merchandise.

Sales of the women's and men's fashion wearing apparel and accessories accounted for 87% of total sales through three months ended March 31, 2004 and 2003, respectively. Home products accounted for the remaining sales volume.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

Results of Operations

Comparison of First Quarter 2004 and First Quarter 2003

Net income for the first quarter ended March 31, 2004 was $571,053, or $.07 per basic and diluted share, compared to net income of $500,189, or $.06 per basic and diluted share, for the first quarter ended March 31, 2003. Results for the first quarter of 2004 reflect a decrease in net sales offset primarily by a related decrease in cost of goods sold and advertising expenses.

Net sales for the first quarter of 2004 totaled $128.6 million and were 6.1% lower ($8.4 million) than net sales for the first quarter of 2003. Actual response rates were higher in the first quarter of 2004 than in the first quarter of 2003, while the number of advertising mailings and incoming orders decreased in the first quarter 2004 as compared to the first quarter 2003. This reflects the Company's strategic decision to focus on more targeted mailings for greater efficiency and optimized yield. Gross sales revenue generated per advertising dollar increased almost 3% in the first quarter of 2004 compared to the first quarter of 2003. The total number of orders shipped decreased 6% while the average order size increased over 1% in the first quarter of 2004 as compared to the first quarter of 2003. The provision for returned merchandise as a percentage of gross sales increased slightly (86 basis points) in the first quarter of 2004 as compared to the first quarter of 2003.

Other income increased 28.4% from $9.8 million to $12.6 million in the first quarter of 2004 over the first quarter of 2003. Increased finance charges and commissions were primarily responsible for the higher other income. The higher finance charges resulted primarily from a slight increase in customer accounts receivable and increased finance charge revenues associated with the establishment of JLB Service Bank on August 20, 2003. The higher commissions resulted from increased continuity program activity.

Cost of goods sold decreased $4.4 million (6.4%) to $63.5 million in the first quarter 2004 as compared to the first quarter 2003. Cost of goods sold as a percentage of net sales decreased slightly to 49.4% in the first quarter of 2004 from 49.5% in the first quarter of 2003. The decrease can be attributed primarily to lower outbound freight costs in the first quarter 2004 as compared to first quarter 2003 resulting from increased use of shipping consolidators. This practice allows the Company to disseminate customer packages deeper in the mail stream which provides greater postal discounts.

Advertising expenses in the first quarter of 2004 decreased $3.2 million (8.4%) to $35.4 million from the first quarter of 2003. The Company's more targeted mailings lead to strategic increases in catalog mailings with substantially decreased letter mailings.

The total number of catalog mailings released in the first quarter of 2004 was
3.3 million or 6.3% greater than in the first quarter of 2003. The total number of prospect catalog mailings decreased 1.5 million (8%) in the first quarter of 2004 as compared to first quarter 2003.

The total number of letter mailings released in the first quarter of 2004 decreased by 47.4% (7.6) million as compared to the first quarter of 2003.

Total circulation of the co-op and media advertising programs decreased 3.1% (9.4 million pieces) in the first quarter of 2004 as compared to the first quarter of 2003.

The Company launched e-commerce sites for Blair www.blair.com, and Crossing Pointe www.crossingpointe.com, in the third quarter of 2000. In the first quarter of 2004, the Company generated $24 million in e-commerce sales demand as compared to $18.9 million in the first quarter of 2003, a 27% increase.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

Results of Operations - Continued

Comparison of First Quarter 2004 and First Quarter 2003 - Continued

General and administrative expense increased 7% ($2.2 million) in the first quarter of 2004 as compared to the first quarter of 2003. The higher general and administrative expense in the first quarter of 2004 was primarily attributable to increased employee costs (primarily health care costs) and professional fees. The increased professional fees reflected costs associated with the engagement of McKinsey & Company, a national marketing and strategy consulting firm, to assist the Company in conducting a comprehensive consumer, brand and strategy study aimed at enhancing shareholder value, as well as other third party services.

The provision for doubtful accounts decreased $400,000 from $7.9 million to $7.5 million or 4.5% in the first quarter 2004 as compared to first quarter 2003. The decrease is primarily the result of a 5.6% decrease in credit sales. The estimated bad debt rate used in first quarter 2004 was 45 basis points lower than the bad debt rate used in first quarter 2003. The estimated bad debt rate has decreased primarily due to reduced credit offers to both Blair and Crossing Pointe prospects. Prospect credit offers traditionally result in higher bad debts.

The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). At March 31, 2004, the delinquency rate of open accounts receivable was 55 basis points lower than at March 31, 2003. The charge-off rate for the first quarter 2004 was comparable to the charge-off rate for the first quarter 2003.

Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The allowance for doubtful accounts as a percentage of delinquent accounts at March 31, 2004 is comparable to March 31, 2003.

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

Interest expense decreased $4,000 (4.7%) in the first quarter of 2004 as compared to the first quarter of 2003. Interest expense results primarily from the Company's required borrowings under the Receivables Purchase Agreement. Interest rates have been marginally lower in the first quarter of 2004.

Income taxes as a percentage of income before income taxes were 37.9% in the first quarter of 2004 and 37.0% in the first quarter of 2003. The federal income tax rate was 35% in both years. The difference in the total income tax rate was caused by a change in the Company's effective state income tax rate.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

Liquidity and Sources of Capital

The Company maintains two facilities that collectively provide $100 million of credit. As of March 31, 2004 the Company was in compliance with all debt covenants.

The syndicated revolving credit facility (the "Credit Agreement") provides $30 million of commitments and is secured by inventory and certain other assets of the Company and its subsidiaries. The Company is required to meet certain covenants that relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. At March 31, 2004, the Company had no borrowings (loans) outstanding and had letters of credit totaling $19.1 million outstanding, which reduces the amount of borrowings available, under the Credit Agreement. Outstanding letters of credit totaled $20.9 million at December 31, 2003, and $11.5 million at March 31, 2003. The Credit Agreement is scheduled to expire December 20, 2004. The Company has begun discussions with the lenders to renew or extend the facility.

The Company also maintains a securitization of up to $100 million in accounts receivable. At the present time, $70 million of the $100 million is available to the Company. The Company sells all right, title and interest in and to certain of its accounts receivable to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate, bankruptcy remote, special purpose entity that entered into a Receivables Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivables Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. At March 31, 2004, December 31, 2003, and March 31, 2003, the Company had $15 million outstanding, the minimum amount required to be outstanding, under the Receivables Purchase Agreement, all of which was classified as short-term. At March 31, 2004 and March 31, 2003, the weighted average interest rate was 1.91% and 1.93%, respectively. Interest paid at March 31, 2004 and March 31, 2003 was approximately $75,000 and $71,000, respectively. The securitization has a scheduled termination date of April 7, 2006.

The following table and narrative highlight significant changes in cash and cash equivalents for the three months ended March 31, 2004 and 2003.

                                               Three Months Ended
                                                    March 31
                                                                    Increase/
                                         2004          2003        (decrease)
                                     ----------------------------------------

   Net cash provided by operating
    activities                       $   709,600    $(9,036,059)   $9,745,659
   Net cash (used in) investing
    activities                        (1,351,366)    (2,159,376)      808,010
   Net cash (used in) financing
    activities                          (863,879)    (1,057,555)      193,676
   Effect of exchange rate changes
    in cash                              (53,884)       (15,453)      (38,431)
                                     ----------------------------------------

   Net (decrease) in cash and cash
    equivalents                      $(1,559,529)  $(12,268,443)  $10,708,914
                                     ========================================

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

Liquidity and Sources of Capital  - continued

Net cash provided by operating activities increased during the three months ended March 31, 2004 as compared to the same period in fiscal 2003 as a result of greater reductions in inventory levels ($9.2 million), smaller increases in accounts receivable ($3.3 million), favorable changes to accrued expenses ($2.0 million), offset somewhat by timing of payments that caused larger decreases in accounts payable ($6.5 million).

The net cash flow used in investing activities was lower by $808,010 due to lower level of capital expenditures. In 2003, the company was in the final stages of a modernization and expansion program of its fulfillment complex.

The $193,676 change in net cash flows used in financing activities for the three months ended March 31, 2004 over the comparable period in 2003, is primarily due to higher proceeds from exercised stock options, offset by increased dividends attributable to shares outstanding.

Anticipated cash requirements during 2004 are primarily to fund capital expenditures and pay dividends. The Company expects to fund 2004 cash requirements with cash generated from operations.

The Company was in compliance with all debt covenants as of March 31, 2004. The Company believes it has adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

Merchandise inventory turnover was 3.3 at March 31, 2004, 3.4 at December 31, 2003 and 3.5 at March 31, 2003. Merchandise inventory as of March 31, 2004 was 2.5% lower than at December 31, 2003 and 4.7% higher than at March 31, 2003. The merchandise inventory levels are net of the Company's reserve for inventory obsolescence. The reserve totaled $1.7 million at March 31, 2004, $3.6 million at December 31, 2003 and $4.4 million at March 31, 2003. Inventory write-offs and write-downs (reductions to below cost) charged against the reserve for obsolescence were $3.6 million in the first quarter of 2004 and $0.6 million in the first quarter of 2003. The closing of the Starbrick Outlet Store in January 2004, accounts for $2.4 million of the write-downs in the first quarter 2004. These write-downs were provided for in the December 31, 2003 obsolescence reserve. Due to the nonrecurring nature of the write-downs related to the closing of the Starbrick Outlet Store, the obsolescence reserve at March 31, 2004 is considerably lower than the reserve at December 31, 2003 on similar levels of inventory. However, management believes that the amount of the reserve for obsolescence is appropriate. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold, based on the levels of merchandise inventory and merchandise purchases.

An operating segment is identified as a component of an enterprise for which separate financial information is available for evaluation by the chief decision-maker, or decision-making group, in deciding on how to allocate resources and assess performance. The Company operates as one business segment consisting of the Womenswear, Menswear, Home, Crossing Pointe, Allegheny Trail and Store product lines. Allegheny Trail was added in the third quarter of 2003. The Store product line was added in the first quarter of 2004. It was previously included in the Womenswear, Menswear, Home and Crossing Pointe product lines. The Stores product line shows a decrease of $5 million in merchandise inventory when comparing first quarter 2004 to first quarter 2003. This is due to the closing of the Erie Outlet Store in March, 2003, and the Starbrick Outlet Store in January, 2004.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

Liquidity and Sources of Capital  - continued

The following tables illustrate the percent of net sales and merchandise inventory that each product line represents.

                         3/31/04     Percent of      3/31/03      Percent of
                        Net Sales    Total Net      Net Sales     Total Net
   Product line       (in millions)    Sales      (in millions)     Sales
-------------------  --------------  ----------   -------------   ----------

Womenswear                  $ 82.8      64.4%         $ 85.8         62.6%
Menswear                      20.4      15.9%           21.4         15.6%
Home                          17.2      13.4%           18.4         13.4%
Crossing Pointe                7.4       5.7%           10.5          7.7%
Stores                          .4        .3%             .9           .7%
Allegheny Trail                 .4        .3%        N/A            N/A
                     --------------  ----------   -------------   ----------

Total                       $128.6     100.0%         $137.0        100.0%
                     ==============  ==========   =============   ==========


                         3/31/04           3/31/03
                       Merchandise       Merchandise
                        Inventory         Inventory
   Product Line       (in millions)     (in millions)
-------------------- ---------------  ----------------

Womenswear                     $39.2             $32.5
Menswear                         9.4              10.9
Home                             7.6               4.5
Crossing Pointe                  5.9               8.0
Stores                            .5               5.5
Allegheny Trail                  1.7         N/A
                      ---------------  ----------------

Total                          $64.3             $61.4
                      ===============  ================

The Company looks upon its credit granting (Blair Credit) as a marketing advantage. Blair Credit customers, on average, buy more, buy more often and are more loyal than cash and credit card customers. The Company has determined that the benefit from the increased sales volume achieved by offering Blair Credit is significant and more than outweighs the cost of the credit program. The cost of the credit program is comparable to the discount rates of third party credit cards. The Company's gross credit sales decreased 5.6% in the first quarter 2004 as compared to first quarter 2003 in line with the strategic decision to focus on more targeted mailings for greater efficiency and optimized yield.

On August 20, 2003 the Company commenced operations of a new wholly-owned subsidiary, JLB Service Bank. The establishment of JLB Service Bank enables the Company to manage its credit portfolio in a more cost-effective and efficient manner. The bank's products involve the extension of credit on an unsecured basis to individuals who are customers of Blair Corporation to facilitate their purchases of Blair merchandise. As of March 31, 2004, JLB Service Bank's total assets represented 1.5% of total consolidated assets of the Company. Gross revenue of JLB Service Bank was .98% of the Company's consolidated gross revenue for the quarter ended March 31, 2004.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

Liquidity and Sources of Capital  - continued

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $1.4 million during the first quarter 2004, compared to $2.2 million during the first quarter 2003.

Upon review of the Company's inventory liquidation strategy, the Company made the following decisions. In January 2004, the Company closed its outlet store located in Warren, Pennsylvania. This closure was effective at the close of business on January 16, 2004. The Company is considering alternative uses for the building. On March 28, 2003, the Company closed its outlet store located in Erie, Pennsylvania. The Company intends to sell the building and believes that the sale will be completed by December 31, 2004. Evolvement of the Company's inventory liquidation strategy into more rapid and profitable methods of disposing obsolete and excess inventory led to these decisions. Over the past three years, package insertions, telephone upsell promotions, sale catalogs and the growing e-commerce channel have proven to be more successful and profitable in moving inventory than the traditional outlet sales process. The $1,368,526 shown as Assets Held for Sale at both March 31, 2004 and December 31, 2003 consists of the net book value of the land, land improvements and building of the Erie outlet store.

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

                                    Payments Due By Period
Contractual                     Less than       1 - 3       4 - 5     More than
Obligations            Total      1 year        years       years     5 years
-----------------  -----------  -----------  -----------  ----------  ----------
Capital Lease
  Obligations      $   409,548  $   306,074   $  103,474  $      -0-  $      -0-
Operating leases    12,053,975    2,279,196    5,878,096   1,754,648   2,142,035
Unconditional
  Purchase
  Obligations -
  Outstanding
  Letters of Credit 19,100,000   19,100,000          -0-         -0-         -0-
Line of Credit -
  Securitization    15,000,000   15,000,000          -0-
                                                                 -0-         -0-
                   -----------  -----------  -----------  ----------  ----------

Total              $46,563,523  $36,685,270  $ 5,981,570  $1,754,648  $2,142,035
                   ===========  ===========  ===========  ==========  ==========

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

Contractual Obligations - continued

The Company has commercial commitments consisting of a revolving credit facility of up to $30 million and a securitization of up to $70 million in accounts receivable.

                                         Amount of Commitment
                                        Expiration Per Period
                         Total
Other Commercial        Amounts     Less than      1 - 3       4 - 5    After 5
Commitments            Committed      1 year       years       years     years
-------------------   -----------  -----------  ----------    -------   -------
Line of Credit -
  Revolving
  effective 7/25/03   $30,000,000  $30,000,000  $       -0-   $   -0-   $   -0-
Line of Credit -
  Securitization
  effective 4/9/03     70,000,000      -0-       70,000,000       -0-       -0-
                      -----------  -----------  -----------   -------   -------

Total                $100,000,000   $30,000,000 $70,000,000   $   -0-   $   -0-
                     ============   =========== ===========   =======   =======

If an event of default should occur, payments and/or maturity of the lines of credit could be accelerated. The Company is not in default and does not expect to be in default of any of the provisions of the credit facilities. (See "Liquidity and Sources of Capital" for details of the Company's credit facilities).

The Company recently declared a quarterly dividend of $.15 per share payable on June 15, 2004. The Company has declared dividends for 282 consecutive quarters. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an ongoing basis. (See "Future Considerations").

Critical Accounting Policies

Preparation of the Company's financial statements requires the application of a number of accounting policies which are described in "Note 1, Significant Accounting Policies" in the "Notes to Consolidated Financial Statements" in the Company's 2003 10-K. The critical accounting policies, which if interpreted differently under different conditions or circumstances could result in material changes to the reported results, deal with properly valuing accounts receivable and inventory. Properly valuing accounts receivable and inventory requires establishing proper reserve and allowance levels, specifically the allowances for doubtful accounts and returns and the reserve for inventory obsolescence. The Company's senior financial management and the Company's auditors (Ernst & Young) review the critical accounting policies and estimates with the Audit Committee of the Board of Directors.

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

The allowance for returns is a deduction from customer accounts receivable. A monthly provision for anticipated returns is recorded as a percentage of gross sales, based upon historical experience. The provision is charged against gross sales to arrive at net sales, and actual returns are charged against the

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

Critical Accounting Policies - continued

allowance for returns. Returns are generally more predictable as they settle within two-to three months, but are impacted by season, new products and/or product lines, type of sale (cash, credit card, Blair Credit) and sales mix (prospect/customer). The Company feels that the allowance for returns is sufficient to cover the returns that will occur after March 31, 2004 from sales prior to April 1, 2004. A change in the returns rate would cause changes in the provision for returns and the allowance for returns. Based on the Company's 2003 level of sales, net income would change by approximately $2.0 million, or $.26 per share, from a one percentage point change in the returns rate.

The reserve for inventory obsolescence and related items, inventory levels and write-downs, are discussed in "Liquidity and Sources of Capital" and "Future Considerations". The Company feels that the reserve for inventory obsolescence is sufficient to cover the write-offs that will occur in future years on merchandise in inventory as of March 31, 2004. A change in the obsolescence rate would cause changes in cost of goods sold and the reserve for inventory obsolescence . Based on the Company's 2003 level of merchandise subject to obsolescence, net income would change by approximately $1.9 million, or $.24 per share, from a one percentage point change in the obsolescence rate.

The Company's advertising expense policy is as follows: Advertising and shipping supply inventories include printed advertising material and related mailing supplies for promotional mailings, which are generally scheduled to occur within two months. These direct-response advertising costs are then expensed over the period of expected future benefit, generally nine weeks.

At March 31, 2004, the Company had total gross deferred tax assets of $13.8 million. These assets relate principally to asset valuation reserves including bad debts, returns and inventory obsolescence. Based on recent historical earnings performance and current projections, management believes that a valuation allowance is not required against these deferred tax assets, except for the valuation allowance against state net operating losses, which was provided due to its uncertainty of realization based upon the state's net operating loss carryforward rules.

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

The Company principally uses the LIFO method of accounting for its merchandise inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces distortion in reported income due to increasing costs. However, the Company has been experiencing consistent to declining merchandise costs and the LIFO reserve has fallen to $4.5 million at March 31, 2004 and at December 31, 2003 from $5.7 million at March 31, 2003.

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

                                 March 31, 2004

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed. The Company's adoption of this statement in the first quarter of 2002 did not have an impact on the Company's financial results for 2002. During 2003, the provisions of this statement impacted the accounting treatment of the planned sale of the Blair Outlet Store in Erie, Pennsylvania. (See Note L)

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in the first quarter of 2003 did not have an impact on the Company's financial results. During 2004 and 2003, the provisions of this statement impacted the accounting treatment of the voluntary separation of employees due to the closing of the Blair Outlet Stores in Warren, Pennsylvania and Erie, Pennsylvania. (See Note M)

The Company adopted SFAS No. 148, Accounting For Stock-Based Compensation Transition and Disclosure an amendment of SFAS No. 123, Accounting For Stock-Based Compensation effective the year ended December 31, 2002. It provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's adoption of SFAS No. 148 in 2002 enhanced stock-based employee compensation disclosures and had no effect on the method of accounting followed by the Company.

In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is generally effective for contracts entered into or modified after June 30, 2003. The Company adopted the new statement effective July 1, 2003. The Company has historically not utilized derivative instruments and, as a result, the adoption of this statement has had no impact on the financial statements of the Company.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

Accounting Pronouncements - continued

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

The Company's marketing strategy includes targeting customers in the "40 to 75, low-to-moderate income" market. Success of the Company's marketing strategy requires investment in database management, digital asset management, campaign management, financial and operating systems, prospecting programs, catalog marketing, new product lines, telephone call centers, e-commerce, fulfillment operations and credit management. Management believes that these investments should improve Blair Corporation's position in new and existing markets and provide opportunities for future earnings growth.

The Company announced on May 3, 2004, that they will discontinue circulation of its four year-old Crossing Pointe Catalog title beginning in 2005 and is presently evaluating the opportunity for maintaining a web based Crossing Pointe business. The Company's intention is to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The decision to focus on core operations is based in part on the historical success of the Blair brand and an extensive consumer and brand strategy study undertaken by the Company as part of its efforts to enhance profitability and shareholder value. The Company does not anticipate that this decision will have a negative effect on 2004 profitability, but does expect it to benefit 2005 performance.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2004

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements are included in, but not limited to, the following sections of the report:

 - The paragraph on the provision for doubtful accounts in the Results of Operations, Comparison of First Quarter 2004 and First Quarter 2003.

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

                             PART II. OTHER INFORMATION

                         BLAIR CORPORATION AND SUBSIDIARIES

                                   March 31, 2004

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

(b)   Reports on Form 8-K

            The following Forms 8-K were furnished pursuant to Item 12 of Form 8-K and are therefore not deemed to be, nor intended by the Company to be, "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section:

            On January 27, 2004 the Company furnished a Form 8-K announcing the date, time and location of its annual meeting.

            On February 13, 2004 the Company furnished a Form 8-K announcing its earnings for the year ended December 31, 2003.

            On April 23, 2004 the Company furnished a Form 8-K announcing its earnings for the three months ended March 31, 2004.

            On May 4, 2004 the Company furnished a Form 8-K announcing its intention to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. As part of this effort, the Company will discontinue circulation of its 4 year-old Crossing Pointe catalog title in early 2005.

                         BLAIR CORPORATION AND SUBSIDIARIES

                                   March 31, 2004


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



                                                    BLAIR CORPORATION
                                           ---------------------------------
                                                    (Registrant)



Date   May 7, 2004                     By          JOHN E. ZAWACKI
---------------------------                ---------------------------------
                                                   JOHN E. ZAWACKI
                                           President and Chief Executive Officer


                                       By          BRYAN J. FLANAGAN
                                           ---------------------------------
                                                   BRYAN J. FLANAGAN
                                            Senior Vice President and Chief
                                            Financial Officer


                                       By          MICHAEL R. DELPRINCE
                                           ---------------------------------
                                                   MICHAEL R. DELPRINCE
                                            Controller



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



  Date: May 7, 2004                                    JOHN E. ZAWACKI
                                                       ------------------------
                                                       JOHN E. ZAWACKI
                                                       President and
                                                       Chief Executive Officer

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



Date: May 7, 2004                                  BRYAN J. FLANAGAN
                                                   ----------------------------
                                                   BRYAN J. FLANAGAN
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Zawacki, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




 May 7, 2004                                 JOHN E. ZAWACKI
 -----------                            --------------------------
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

                                                                    Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan J. Flanagan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 May 7, 2004                                 BRYAN J. FLANAGAN
 -----------                           ----------------------------
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