Form 10-Q
period 2004-06-30
BLAIR CORP
filed 2004-08-09
CIK 71525

United States
                         Securities and Exchange Commission
                               Washington, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the period Ended June 30, 2004                Commission File Number  1-878
-------------------------------------------------------------------------------



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


Indicate by check mark whether the registrant(1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   -----  -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) YES X NO
                                       -----  --

As of August 4, 2004 the registrant had outstanding 8,185,871 shares of its common stock without nominal or par value.

                        PART I. FINANCIAL INFORMATION

                 ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004

                       Blair Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                 (Unaudited)

                                                   June 30       December 31

                                                      2004            2003
                                                -------------------------------
Assets
Current assets:

  Cash and cash equivalents                        $46,142,095    $ 36,380,049
  Customer accounts receivable, less allowances
    for doubtful accounts and returns of
    $44,127,826 in 2004 and $47,473,108 in 2003    146,288,947     154,660,076
  Inventories: (Note G)
    Merchandise                                     67,372,216      65,990,631
    Advertising and shipping supplies                8,764,062      19,610,207
                                                -------------------------------
                                                    76,136,278      85,600,838
  Deferred income taxes (Note V)                    15,477,000      12,211,000
  Prepaid expenses                                   2,613,863       2,200,191
  Assets held for sale (Note Y)                      1,368,526       1,368,526
                                                -------------------------------
Total current assets                               288,026,709     292,420,680


Property, plant, and equipment:
  Land                                                 692,144         692,144
  Buildings and leasehold improvements              65,609,738      65,559,992
  Equipment                                         74,246,667      72,979,845
  Construction in progress                           1,022,678       1,386,067
                                                -------------------------------
                                                   141,571,227     140,618,048
  Less allowances for depreciation                  91,184,363      88,107,320
                                                -------------------------------
                                                    50,386,864      52,510,728

Trademarks                                             452,043         488,164
Other long-term assets                                 432,433         556,231
                                                -------------------------------
Total assets                                      $339,298,049    $345,975,803
                                                ===============================
                                                ===============================


See accompanying notes.

                       Blair Corporation and Subsidiaries

                                                  (Unaudited)

                                                     June 30       December 31

                                                      2004            2003
                                                 ------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable (Note Q)                             $15,000,000   $15,000,000
  Trade accounts payable                              26,753,255    35,129,055
  Advance payments from customers                      2,135,188     2,286,055
  Accrued expenses (Note R)                           13,422,386    17,732,395
  Accrued federal and state taxes                      4,846,695     3,997,935
  Current portion of capital lease
  obligations (Note S)                                   303,729       378,632
                                                 ------------------------------
Total current liabilities                             62,461,253    74,524,072

Capital lease obligations, less current
portion (Note S)                                          17,883       101,622

Deferred income taxes (Note V)                         2,393,000     2,549,000

Stockholders' equity:
  Common stock without par value:
    Authorized 12,000,000 shares
     issued 10,075,440 shares (including shares
     held in treasury) -- stated value                   419,810       419,810
  Additional paid-in capital                          13,488,871    14,134,983
  Retained earnings                                  299,630,497   296,397,999
  Accumulated other comprehensive (loss) income          (20,028)      (20,016)
                                                 ------------------------------
                                                     313,519,150   310,932,776
  Less 1,880,319 shares in 2004 and 1,962,439
    shares in 2003 of common stock
    in treasury -- at cost                            37,097,422    39,514,841
  Less receivable and deferred compensation
      from stock plans                                 1,995,815     2,616,826
                                                 ------------------------------
                                                     274,425,913   268,801,109
                                                 ------------------------------
Total liabilities and stockholders' equity          $339,298,049  $345,975,803
                                                 ==============================


See accompanying notes.

                       Blair Corporation and Subsidiaries

                        Consolidated Statements of Income


                                                           (Unaudited)               (Unaudited)
                                                        Three Months Ended         Six Months Ended
                                                            June 30                    June 30

                                                      2004          2003          2004           2003
                                                 -------------------------------------------------------
Net sales                                        $126,992,907  $154,344,950   $255,634,986  $291,358,494
Other income (Note W)                              11,843,045     9,874,658     24,411,042    19,663,003
                                                 -------------------------------------------------------
                                                  138,835,952   164,219,608    280,046,028   311,021,497

Cost and expenses:
  Cost of goods sold                               58,273,544    72,765,263    121,778,005   140,626,875
  Advertising                                      33,648,915    41,491,211     69,008,539    80,074,820
  General and administrative                       32,693,912    34,879,262     66,494,754    66,460,022
  Provision for doubtful accounts                   6,051,437     8,355,839     13,591,296    16,248,098
  Interest                                             80,818        95,380        166,055       184,840
                                                 -------------------------------------------------------
                                                  130,748,626   157,586,955    271,038,649   303,594,655
                                                 -------------------------------------------------------
Income before income taxes                          8,087,326     6,632,653      9,007,379     7,426,842

Income taxes (Note V)                               3,076,000     2,532,000      3,425,000     2,826,000
                                                 -------------------------------------------------------

Net income                                       $  5,011,326  $  4,100,653   $  5,582,379  $  4,600,842
                                                 =======================================================


Basic earnings per share based on
   weighted average shares outstanding (Note T)         $ .62         $ .51           $.69         $ .57
                                                 =======================================================

Diluted earnings per share based on
   weighted average shares outstanding
   and assumed conversions (Note T)                     $ .61         $ .51           $.69         $ .57
                                                 =======================================================



See accompanying notes.

                             Blair Corporation and Subsidiaries

                      Consolidated Statements of Stockholders' Equity

                                                          (Unaudited)                (Unaudited)
                                                       Three Months Ended          Six Months Ended
                                                             June 30                   June 30
                                                        2004          2003           2004         2003
                                                    ------------------------------------------------------

                                                    $   419,810    $   419,810    $   419,810   $   419,810
Common Stock

Additional Paid-in Capital:
Balance at beginning of period                        13,955,055    14,333,503     14,134,983    14,428,903
Issuance of 3,750 and 4,500 shares for the
 three months ended June  30, 2004 and 2003
 and 4,050 and 4,800 shares for the six months
 ended June 30, 2004 and 2003 of common stock to
 non-employee directors                                   (9,767)      (14,558)       (24,358)      (18,102)
Forfeitures of 3,850 and 650 shares for the
 three months ended June 30, 2004 and 2003 and
 6,000 and 2,400 shares for the six months ended
 June 30, 2004 and 2003 of common stock under
 Omnibus Stock and Employee Stock Purchase Plans          2,379         (7,537)       (23,523)      (18,576)
Exercise of 65,503 and 2,336 shares for the
 three months ended June 30, 2004 and 2003 and
 84,070 and 13,004 shares for the six months ended
 June 30, 2004 and 2003 of non-qualified stock
 options under Omnibus Stock Plan                      (623,796)        (4,733)      (800,231)     (109,550)
Tax benefit on exercise of non-qualified stock
 options                                                 165,000         5,000        202,000        29,000
                                                    -------------------------------------------------------
Balance at end of period                              13,488,871    14,311,675     13,488,871    14,311,675

Retained Earnings:
Balance at beginning of period                       295,797,115   285,854,604    296,397,999   286,511,847
Net income                                             5,011,326     4,100,653      5,582,379     4,600,842
Cash dividends (Note U)                               (1,177,944)   (1,160,033)    (2,349,881)   (2,317,465)
                                                    -------------------------------------------------------
Balance at end of period                             299,630,497   288,795,224    299,630,497   288,795,224

Accumulated Other Comprehensive Loss:
Balance at beginning of period                           (70,741)       (2,493)       (20,016)       12,686
Foreign currency translation                              50,713       (16,069)           (12)      (31,248)
                                                    -------------------------------------------------------
Balance at end of period                                 (20,028)      (18,562)       (20,028)      (18,562)

Treasury Stock:
Balance at beginning of period                       (38,987,570)  (40,995,507)   (39,514,841)  (41,264,330)
Issuance of 3,750 and 4,500 shares for the
 three months ended June 30, 2004 and 2003
 and 4,050 and 4,800 shares for the six months
 ended June 30, 2004 and 2003 of common stock to
 non-employee directors                                  107,344       120,938        126,509       129,057
Forfeitures of 3,850 and 650 shares for the
 three months ended June 30, 2004 and 2003 and
 6,000 and 2,400 shares for the six months ended
 June 30, 2004 and 2003 of common stock under
 Omnibus Stock and Employee Stock Purchase Plans         (92,212)      (11,063)      (115,585)      (37,599)
Exercise of 65,503 and 2,336 shares for the
 three months ended June 30, 2004 and 2003 and
 84,070 and 13,004 shares for the six months ended
 June 30, 2004 and 2003 of non-qualified stock
 options under Omnibus Stock Plan                      1,875,016        44,678      2,406,495       331,918
                                                    -------------------------------------------------------
Balance at end of period                             (37,097,422)  (40,840,954)   (37,097,422)  (40,840,954)



See accompanying notes.

                       Blair Corporation and Subsidiaries



                                                          (Unaudited)                   (Unaudited)
                                                       Three Months Ended            Six Months Ended
                                                             June 30                      June 30
                                                       2004           2003           2004          2003
                                                    --------------------------------------------------------

Receivable and Deferred Compensation from
Stock Plans:
Balance at beginning of period                        (2,327,827)    (2,677,235)    (2,616,826)   (2,775,102)
Forfeitures of 3,850 and 650 shares for the
 three months ended June 30, 2004 and 2003
 and 6,000 and 2,400 shares for the six
 months ended June 30, 2004 and 2003 of
 common stock under Omnibus Stock and
 Employee Stock Purchase Plans                            24,386          4,943         35,518        13,513
Amortization of deferred compensation, net
 of forfeitures                                           75,849         42,175        118,888        79,852
 Executive officer restricted stock awards               184,897            -0-        327,891           -0-
Applications of dividends and cash repayments             46,880         49,087        138,714       100,707
                                                    --------------------------------------------------------
Balance at end of period                              (1,995,815)    (2,581,030)    (1,995,815)   (2,581,030)
                                                    --------------------------------------------------------
Total stockholders' equity                          $274,425,913   $260,086,163   $274,425,913  $260,086,163
                                                    ========================================================

Comprehensive Income:
Net income                                          $  5,011,326   $  4,100,653   $  5,582,379  $  4,600,842
Adjustment from foreign currency translation              50,713        (16,069)           (12)      (31,248)
                                                    --------------------------------------------------------
Comprehensive income                                $  5,062,039   $  4,084,584   $  5,582,367  $  4,569,594
                                                    ========================================================


See accompanying notes.

                       Blair Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                          (Unaudited)
                                                       Six Months Ended
                                                            June 30

                                                         2004            2003
                                                    ---------------------------
Operating activities

Net income                                          $ 5,582,379     $ 4,600,842
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation                                       4,379,150       4,746,311
   Amortization                                         168,335         175,526
   Impairment of assets held for sale                       -0-         300,773
   Provision for doubtful accounts                   13,591,295      16,248,098
   Provision for deferred income taxes               (3,422,000)     (4,509,000)
   Tax benefit on exercise of non-qualified
      stock options                                     202,000          29,000
   Compensation expense (net of forfeitures)
      for stock awards                                  539,742         245,447
   Changes in operating assets and liabilities
     providing (using) cash:
      Customer accounts receivable                   (5,220,099)    (13,720,874)
      Inventories                                     9,464,560      10,008,915
      Prepaid expenses and other assets                (422,204)         52,394
      Trade accounts payable                         (8,375,476)    (12,588,410)
      Advance payments from customers                  (150,867)        108,146
      Accrued expenses                               (4,310,728)     (4,996,129)
      Federal and state taxes                           849,833      (1,411,068)
                                                    ---------------------------
Net cash provided by (used in) operating
 activities                                          12,875,920        (710,029)

Investing activities
Purchases of property, plant, and equipment          (2,254,530)     (3,976,372)
                                                    ---------------------------
Net cash used in investing activities                (2,254,530)     (3,976,372)

Financing activities
Principal repayments on capital lease
 obligations                                           (158,642)       (173,558)
Dividends paid                                       (2,349,881)     (2,317,465)
Exercise of non-qualified stock options               1,606,265         222,368
Repayments of notes receivable from stock plans          44,310           3,405
                                                    ---------------------------
Net cash used in financing activities                  (857,948)     (2,265,250)

Effect of exchange rate changes on cash                  (1,396)        (33,583)
                                                    ---------------------------
Net increase (decrease) in cash                       9,762,046      (6,985,234)
Cash and cash equivalents at beginning of year       36,380,049      49,975,503
                                                    ---------------------------
Cash and cash equivalents at end of period          $46,142,095     $42,990,269
                                                    ===========================

See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that were considered necessary for a fair presentation have been included. These adjustments were of a normal recurring nature. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

As of June 30, 2003 the Company formed a new wholly-owned subsidiary, Allegheny Trail Corporation, to launch a wholesale business targeted primarily at outdoor sporting goods and recreational retailers. Allegheny Trail offers a core product line of men's and women's outdoor apparel basics at entry-level price points allowing retailers to be more competitive with major brands.

On August 20, 2003 The Company commenced operations of a new wholly-owned subsidiary, JLB Service Bank. The establishment of JLB Service Bank enables the Company to manage its credit portfolio in a more cost-effective and efficient manner. The bank's products involve the extension of credit on an unsecured basis to individuals who are customers of Blair Corporation to facilitate their purchases of Blair's merchandise. As of June 30, 2004, JLB Service Bank's total assets represented 1.59% of the total consolidated assets of the Company. Gross revenue of JLB Service Bank was .96% and .97% of the Company's consolidated gross revenue for the three months and six months ended June 30, 2004.

NOTE B - REVENUE RECOGNITION
Sales (cash, Blair Credit, or third party credit card) are recorded when the merchandise is shipped to the customer, in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Blair credit sales are made under Easy Payment Plan sales arrangements. Monthly, a provision for doubtful accounts is charged against income based on management's estimate of realization. Any recoveries of bad debts previously written-off are credited back against the allowance for doubtful accounts in the period received. As reported in the balance sheet, the carrying amount, net of allowances for doubtful accounts and returns, for customer accounts receivable on Blair credit sales approximates fair value.

The Company records internally incurred shipping and handling costs in cost of sales.

Finance charges on time payment accounts are recognized on an accrual basis of accounting. The increase in finance charges compared to the second quarter of 2003 and six months ended June 30, 2003 primarily resulted from increased finance charge revenues associated with the Blair Credit activities of JLB Service Bank.

NOTE C - USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE D - CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of available cash, money market securities, and other investments with a maturity of three months or less when purchased. Amounts reported in the Consolidated Balance Sheets approximate fair values.

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004

NOTE E - RETURNS
A provision for anticipated returns is recorded monthly as a percentage of gross sales based upon historical experience. This provision is charged directly against gross sales to arrive at net sales as reported in the consolidated statements of income. Actual returns are charged against the allowance for returns, which is netted against accounts receivable in the balance sheet. The provision for returns charged against income for the three months ended and the six months ended June 30, 2004 amounted to $18,979,002 and $39,585,559, respectively. The provision for returns charged against income for the three months ended and the six months ended June 30, 2003 amounted to $23,471,572 and $44,185,310, respectively. Management believes these provisions are adequate based upon the relevant information presently available. However, changes in facts or circumstances could result in additional adjustment to the Company's provisions.

NOTE F - DOUBTFUL ACCOUNTS
A provision for doubtful accounts is recorded monthly as a percentage of gross credit sales based upon experience of delinquencies (accounts over 30 days past due) and charge-offs (accounts removed from accounts receivable for non-payment) and current credit market conditions. Management believes these provisions are adequate based upon the relevant information presently available. However, changes in facts or circumstances could result in additional adjustment to the Company's provisions.

NOTE G - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. If the FIFO method had been used, merchandise inventories would have increased by approximately $4,488,000 at both June 30, 2004 and December 31, 2003. Cost of advertising and shipping supplies is determined on the first-in, first-out
(FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These direct response advertising costs are then expensed over the period of expected future benefit, generally nine weeks. The Company has a reserve for slow moving and obsolete inventory amounting to $2,181,000 at June 30, 2004, $3,600,000 at December 31, 2003 and $3,940,000 at June 30, 2003. The closing of the Starbrick Outlet Store in January 2004 resulted in $2.4 million of write-downs in the first quarter 2004. These write-downs primarily were provided for in the December 31, 2003 obsolescence reserve. Due to the nonrecurring nature of the write-downs related to the closing of the Starbrick Outlet Store, the obsolescence reserve at June 30, 2004 is considerably lower than the reserve at December 31, 2003 on similar levels of inventory.

NOTE H - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is stated on the basis of cost. Depreciation has been provided principally by the straight-line method using rates, which are estimated to be sufficient to amortize the cost of the assets over their period of usefulness. Amortization of assets recorded under capital lease obligations is included with depreciation expense. Maintenance and repairs are charged to expense as incurred.

NOTE I - TRADEMARKS
Trademarks are stated on the basis of cost. All trademarks are being amortized by the straight-line method for a period of 15 years. Amortization expense amounted to $18,061 for the three months ended and $36,122 for the six months ended in 2004 and 2003, respectively.

NOTE J - ASSET IMPAIRMENT
The Company analyzes its long-lived and intangible assets for events and circumstances that might indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. There are no indications of impairment present at June 30, 2004.

NOTE K - EMPLOYEE BENEFITS
The Company's employee benefits include a profit sharing and retirement feature available to all eligible employees. Contributions are dependent on net income of the Company and recognized on an accrual basis of accounting. The contributions to the plan charged against income for the three months ended and six months ended June 30, 2004 amounted to $511,340 and $570,237, and for the three months ended and six months ended June 30, 2003 amounted to $463,487 and $518,389, respectively.

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004

NOTE K - EMPLOYEE BENEFITS - continued

As part of the same benefit plan, the Company has a contributory savings feature whereby all eligible employees may contribute up to 25% of their annual base salaries. The Company's matching contribution to the plan is based upon a percentage formula as set forth in the plan agreement. The Company's matching contributions to the plan charged against income for the three months ended and six months ended June 30, 2004 amounted to $512,461 and $858,379, and for the three months ended and six months ended June 30, 2003 amounted to $551,667 and $1,107,172, respectively.

NOTE L - FINANCIAL INSTRUMENTS
The carrying amounts of cash, customer accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The interest rates on the Company's securitized and revolving credit facilities are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of the Company's borrowings also approximate fair value.

NOTE M- NEW ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires testing of goodwill and intangible assets with indefinite lives for impairment rather than amortizing them. The adoption of this statement in the first quarter of 2002 had no impact on the Company's financial results.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed. The Company's adoption of this statement in the first quarter of 2002 did not have an impact on the Company's financial results for 2002. During 2003, the provisions of this statement impacted the accounting treatment of the planned sale of the Blair Outlet Store in Erie, Pennsylvania. (See Note Y)

In June 2002,the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in the first quarter of 2003 did not have an impact on the Company's financial results. During 2004 and 2003, the provisions of this statement impacted the accounting treatment of the voluntary separation of employees due to the closing of the Blair Outlet Stores in Warren, Pennsylvania and Erie, Pennsylvania. (See Note Z)

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004

NOTE M- NEW ACCOUNTING PRONOUNCEMENTS - continued

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

NOTE N - STOCK COMPENSATION
In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date.

Stock activity in the second quarter of 2004 and 2003 generally includes transactions pertaining to stock awarded to non-employee directors as well as stock awarded and forfeited via the Company's Omnibus Stock and Employee Stock Purchase Plans. Activity is accounted for by comparing the market value of the awards, as required by the Plans, to the cost of the treasury shares used for these transactions. The difference is booked to additional paid-in capital.

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004

NOTE N - STOCK COMPENSATION - continued

The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:
                                                     Pro Forma
                                        Three Months Ended   Six Months Ended
                                           June 30              June 30
                                       2004       2003       2004      2003
                                    --------------------------------------------

Net income as reported              $5,011,326 $4,100,653  $5,582,379 $4,600,842
Add: Total stock-based employee
compensation expense recorded for
all awards, net of related tax
effects                                173,488     56,033     325,322    112,227
Deduct: Total stock-based employee
compensation expense determined
under fair value method for all
awards, net of related tax effects     355,227    251,983     718,276    421,262
                                    --------------------------------------------
Pro forma net income                $4,829,587 $3,904,703  $5,189,425 $4,291,807
                                    ============================================
Earnings per share:
  Basic - as reported                     $.62       $.51        $.69       $.57

                                    ============================================
    Basic - pro forma                     $.60       $.48        $.64       $.53

                                    ============================================
    Diluted - as reported                 $.61       $.51        $.69       $.57

                                    ============================================
    Diluted - pro forma                   $.60       $.48        $.64       $.53
                                    ============================================

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

NOTE P - CONTINGENCIES
The Company is involved in certain items of litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome will not have a material effect on the Company's financial condition or results of operations.

NOTE Q - FINANCING ARRANGEMENTS
The Company maintains two facilities that collectively provide $100 million of credit. As of June 30, 2004 the Company was in compliance with all debt covenants.

The syndicated revolving credit facility (the "Credit Agreement") provides $30 million of commitments and is secured by inventory and certain other assets of the Company and its subsidiaries. The Company is required to meet certain covenants that relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. At June 30, 2004, the

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004


NOTE Q - FINANCING ARRANGEMENTS - continued

Company had no borrowings (loans) outstanding on this credit facility and had letters of credit totaling$24.7 million outstanding, which reduces the amount of borrowings available, under the Credit Agreement. Outstanding letters of credit totaled $20.9 million at December 31, 2003, and $14.8 million at June 30, 2003. The Credit Agreement is scheduled to expire December 20, 2004. The Company has begun discussions with the lenders to renew or extend the facility.

The Company also maintains a securitization of up to $100 million in accounts receivable. At the present time, $70 million of the $100 million is available to the Company. The Company sells all right, title and interest in and to certain of its accounts receivable to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate, bankruptcy remote, special purpose entity that entered into a Receivables Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivables Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. At June 30, 2004, December 31, 2003, and June 30, 2003, the Company had $15 million outstanding, the minimum amount required to be outstanding, under the Receivables Purchase Agreement, all of which was classified as short-term. At June 30, 2004 and June 30, 2003, the weighted average interest rate was 1.91% and 2.01%, respectively. Interest paid for the three months and six months ended June 30, 2004 was approximately $71,000 and $146,000, and for the three months and six months ended June 30, 2003 was approximately $78,000 and $149,000, respectively. The securitization has a scheduled termination date of April 7, 2006.

NOTE R - ACCRUED EXPENSES
Accrued expenses consists of:

                                                   June 30      December 31
                                                     2004          2003
                                                 -------------------------
   Employee Compensation                         $ 8,375,824   $12,395,998
   Contribution to profit sharing and
     retirement plan                                 570,237     1,436,117
   Health insurance                                1,007,330     1,148,038
   Voluntary Separation Program                      610,361       762,106
   Taxes, other than taxes on income                 975,900       814,574
   Other accrued items                             1,882,734     1,175,562
                                                 -------------------------
                                                 $13,422,386   $17,732,395
                                                 =========================

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004


NOTE S - LEASES
Capital Leases
The Company leases certain data processing and telephone equipment under agreements that expire in various years through 2007. The following is a schedule by year of future minimum capital lease payments required under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2004:

     2004                                               $209,600
     2005                                                114,581
     2006                                                 11,146
     2007                                                  1,858
                                                  --------------
                                                         337,185
     Less amount representing interest                   (15,573)
                                                  --------------
     Present value of minimum lease payments             321,612
     Less current portion                               (303,729)
                                                  --------------
     Long-term portion of capital lease obligation      $ 17,883
                                                  ==============

Operating Leases
The Company leases certain data processing, office and telephone equipment under agreements that expire in various years through 2008. The Company has also entered into several lease agreements for buildings, expiring in various years through 2012.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2004:
     2004                                             $1,584,996
     2005                                              2,872,794
     2006                                              2,220,572
     2007                                              1,464,762
     2008                                              1,033,009
     Thereafter                                        3,084,713
                                                  --------------
                                                     $12,260,846
                                                  ==============

NOTE T - EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING
The following table sets forth the computations of basic and diluted earnings per share as required by Statement of Financial Accounting Standards No. 128:

                                      Three Months    Six Months Ended
                                          Ended
                                         June 30           June 30
                                      2004     2003     2004     2003
                                  ---------------------------------------------
Numerator:
  Net income                      $5,011,326  $4,100,653  $5,582,379 $4,600,842
Denominator:
  Weighted-average shares
   outstanding                     8,162,820   8,117,915   8,142,365  8,112,012
  Contingently issueable shares-
   Omnibus Stock Purchase Plan       (70,786)    (61,811)    (70,786)   (61,811)
                                  ---------------------------------------------
  Denominator for basic earnings
   per share                       8,092,034   8,056,104   8,071,579  8,050,201
  Effect of dilutive securities:
   Employee stock options             74,906      23,107      67,982     27,246
                                  ---------------------------------------------
   Denominator for diluted
     earnings per share            8,166,940   8,079,211   8,139,561  8,077,447
                                  =============================================
Basic earnings per share
                                        $.62        $.51        $.69       $.57
                                  =============================================
Diluted earnings per share
                                        $.61        $.51        $.69       $.57
                                  =============================================

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004


NOTE U - DIVIDENDS DECLARED
  2-21-03           $.15 per share      2-13-04      $.15 per share
  4-15-03            .15                4-29-04       .15
  7-15-03            .15                7-20-04       .15
 10-21-03            .15

Blair Corporation has declared a dividend for 283 consecutive quarters.

For the three months and six months ended June 30, 2004 the company declared dividends of $1,224,789 and $2,444,284, of which $1,177,944 and $2,349,881 was paid directly to shareholders and charged to retained earnings. For the three months and six months ended June 30, 2003 the company declared dividends of $1,219,495 and $2,414,767, of which $1,160,033 and $2,317,465 was paid directly to shareholders and charged to retained earnings. The remaining dividends declared for the three months and six months ended June 30, 2004 , $46,845 and $94,403, and the three months and six months ended June 30, 2003 , $59,462 and $97,302, were associated with the shares of stock held by the company according to the provisions of the restricted stock awards. These remaining dividends were applied against the receivable from stock plans and were charged to compensation in the financial statements.

NOTE V - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense are as follows:

                                  Three Months Ended        Six MonthsEnded
                                       June 30                  June 30
                                  2004         2003         2004      2003
                               ------------------------------------------------

Currently payable:
   Federal                     $ 4,160,000 $ 3,595,000   $5,942,000 $ 6,253,000
   Foreign                          12,000     195,000       42,000     320,000
   State                           660,000     437,000      863,000     762,000
                               ------------------------------------------------
                                 4,832,000   4,227,000    6,847,000   7,335,000
Deferred                        (1,756,000) (1,695,000)  (3,422,000) (4,509,000)
                               ------------------------------------------------
                               $ 3,076,000 $ 2,532,000  $ 3,425,000 $ 2,826,000
                               ================================================

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:

                                  Three Months Ended        Six Months Ended
                                       June 30                  June 30
                                  2004         2003         2004      2003
                               ------------------------------------------------

Statutory rate applied to
pretax income                  $2,830,564  $2,321,429   $3,152,583  $2,599,395
State income taxes, net of
federal tax benefit               235,300     155,350      226,200     146,250
Other items                        10,136      55,221       46,217      80,355
                               ------------------------------------------------
                               $3,076,000  $2,532,000   $3,425,000  $2,826,000
                               ================================================

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004

NOTE V - INCOME TAXES -continued

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

Components of the provision for deferred income tax benefit are as follows:
                                     Three Months Ended   Six Months Ended
                                          June 30              June 30
                                      2004       2003      2004      2003
                                 -------------------------------------------

Advertising costs                $2,617,000  $1,630,000  $4,211,000  $2,745,000
Provision for doubtful accounts    (556,000)    134,000    (581,000)    314,000
Provision for estimated returns    (878,000)   (386,000)   (229,000)    636,000
Severance costs                     (21,000)    (59,000)    (59,000)    (62,000)
Depreciation                         43,000     493,000     156,000     765,000
Inventory writedown                 184,000    (189,000)   (541,000)    (23,000)
Deferred stock compensation         126,000     (14,000)    170,000     (28,000)
Other items - net                   241,000      86,000     295,000     162,000
                                 ----------------------------------------------
                                 $1,756,000  $1,695,000  $3,422,000  $4,509,000
                                 ==============================================


Components of the deferred tax asset and liability under the liability method as of June 30, 2004 and December 31, 2003 are as follows:

                                                    June 30       December 31
                                                      2004            2003
                                                  ----------------------------
 Current net deferred tax asset:
    Doubtful accounts                             $13,541,000     $14,122,000
    Returns allowance                               2,077,000       2,306,000
    Inventory obsolescence                            833,000       1,374,000
    Inventory costs                                  (372,000)       (372,000)
    Vacation pay                                    1,881,000       1,798,000
    Advertising costs                              (3,331,000)     (7,542,000)
    State net operating loss                          103,000         196,000
    Other items                                       848,000         525,000
                                                  ----------------------------
    Total deferred tax assets                      15,580,000      12,407,000
    State valuation allowance                        (103,000)       (196,000)
                                                  ----------------------------
    Deferred tax assets, net of valuation
    allowance                                     $15,477,000     $12,211,000
                                                  ============================
 Long-term deferred tax liability
    Property, plant and equipment                 $ 2,393,000     $ 2,549,000
                                                  ============================

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004


NOTE W - OTHER INCOME
Other income consists of:
                               Three Months Ended           Six Months Ended
                                 2004       2003           2004         2003
                             --------------------------------------------------
Finance charges on time
  payment accounts           $10,420,614  $8,578,328   $21,132,902  $17,313,575
Commissions earned               332,568     342,328     1,136,421      564,979
Other items                    1,089,863     954,002     2,141,719    1,784,449
                             --------------------------------------------------
                             $11,843,045  $9,874,658   $24,411,042  $19,663,003
                             ==================================================

Finance charges on time payment accounts are recognized on an accrual basis of accounting. The higher finance charges primarily resulted from increased finance charge revenues associated with the establishment of JLB Service Bank on August 20, 2003.

NOTE X - BUSINESS SEGMENT AND CONCENTRATION OF BUSINESS RISK
The Company operates as one segment in the business of selling women's and men's fashion wearing apparel and accessories and home furnishing items. Specifically, the segment includes the Womenswear, Menswear, Home, Crossing Pointe, Stores and Allegheny Trail product lines. Allegheny Trail was added in the third quarter of 2003. The Stores product line was added in the first quarter of 2004 reflecting a reclassification within the segment from the other product lines to this product line. The Company expects to discontinue its 4 year old Crossing Pointe catalog title in early 2005. The Company's segment reporting is consistent with the presentation made to the Company's chief operating decision-maker. The Company's customer base is comprised of individuals throughout the United States and is diverse in both geographic and demographic terms. Advertising is done mainly by means of catalogs, direct mail letters and the internet, which offer the Company's merchandise.

Sales of the women's and men's fashion wearing apparel and accessories accounted for 87% of total sales through the three months and six months ended June 30, 2004 and 89% and 88% of total sales through the three months and six months ended June 30, 2003, respectively. Home products accounted for the remaining sales volume.

NOTE Y - LONG-LIVED ASSETS CLASSIFIED AS HELD FOR SALE
In January 2003, the Company made the decision to close its liquidation outlet store located in Erie, Pennsylvania. This closure was effective at the close of business on March 28, 2003. The Company intends to sell the building and believes that the sale will be completed in 2004. Assets Held for Sale of $1,368,526 at June 30, 2004 and December 31, 2003 consist of the net book value of the land, land improvements and building. The carrying value of the asset was reduced in 2003 as a result of the level of interest in the asset.

NOTE Z - VOLUNTARY SEPARATION PROGRAM
In the first quarter of 2004, the Company accrued and charged to expense $67,000 in separation costs. The costs were charged to General and Administrative Expense in the income statement. The one-time $67,000 charge represents severance pay, related payroll taxes and medical benefits due the 33 eligible employees who accepted the voluntary separation program offered in connection with closing the Company's Outlet Store located in Warren, Pennsylvania on January 16, 2004. As of the end of the first quarter of 2004, $67,000 had been paid. This liability is considered satisfied.

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

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004

NOTE Z - VOLUNTARY SEPARATION PROGRAM - continued

In the first quarter of 2001, the Company accrued and charged to expense $2.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The one-time $2.5 million charge represents severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of the end of the second quarter of 2004, $1.9 million of the $2.5 million has been paid.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004

Results of Operations

Comparison of Second Quarter 2004 and Second Quarter 2003

Net income for the three months ended June 30, 2004 was $5.0 million, or $.62 per basic share and $.61 per diluted share, compared to net income of $4.1 million, or $.51 per basic and diluted share, for the three months ended June 30, 2003. Results for the second quarter of 2004 reflect a planned decrease in net sales offset primarily by enhanced efficiencies of core operations and the Company's focus on profitability and enhancing shareholder value.

Net sales for the second quarter of 2004 totaled $127.0 million and were 17.7% lower ($27.4 million) than net sales for the second quarter of 2003. The number of advertising mailings and incoming orders decreased in the second quarter of 2004 as compared to the second quarter of 2003. This reflects the Company's strategic decision to focus on more targeted mailings for greater efficiency and optimized yield. Gross sales revenue generated per advertising dollar increased almost 1% in the second quarter of 2004 compared to the second quarter of 2003. The total number of orders shipped decreased 16.5% and the average order size decreased 1.8% in the second quarter of 2004 as compared to the second quarter of 2003. The provision for returned merchandise as a percentage of gross sales decreased slightly (68 basis points) in the second quarter of 2004 as compared to the second quarter of 2003. Management attributes this favorable change to improved product quality and fit

Other income increased 19.9% from $9.9 million to $11.8 million in the second quarter of 2004 over the second quarter of 2003. Increased finance charges were primarily responsible for the higher other income. The higher finance charges resulted primarily from increased finance charge revenues associated with the Blair Credit activities of JLB Service Bank.

Cost of goods sold decreased $14.5 million (19.9%) to $58.3 million in the second quarter of 2004 as compared to the second quarter of 2003. Cost of goods sold as a percentage of net sales decreased to 45.9% in the second quarter of 2004 from 47.1% in the second quarter of 2003. The decrease can be attributed primarily to reduced customer returns, and to a lesser extent, lower overall shipping and liquidation costs in the second quarter of 2004 as compared to the second quarter of 2003.

Advertising expenses in the second quarter of 2004 decreased $7.8 million (18.9%) to $33.6 million from the second quarter of 2003. The Company's more targeted mailings lead to strategic decreases in catalog and letter mailings. The catalog reduction includes the reduction in Crossing Pointe mailings as a result of the Company's decision to discontinue circulation of its 4 year old Crossing Pointe title in early 2005.

The total number of catalog mailings released in the second quarter of 2004 was
7.0 million or 12.3% less than in the second quarter of 2003. The total number of prospect catalog mailings decreased 3.1 million (17.7%) in the second quarter of 2004 as compared to the second quarter of 2003.

The total number of letter mailings released in the second quarter of 2004 decreased by 47.8% (8.3 million) as compared to the second quarter of 2003.

Total circulation of the co-op and media advertising programs decreased 62.0% (103.1 million pieces) in the second quarter of 2004 as compared to the second quarter of 2003.

The Company launched e-commerce sites for Blair www.blair.com, and Crossing Pointe www.crossingpointe.com, in the third quarter of 2000. In the second quarter of 2004, the Company generated $21.9 million in e-commerce sales demand as compared to $22.8 million in the second quarter of 2003, a 3.9% decrease. The decrease is primarily attributable to the reduction in Crossing Pointe e-commerce promotions as a result of the company's decision to discontinue this catalog title in early 2005.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004

Results of Operations - Continued

Comparison of Second Quarter 2004 and Second Quarter 2003 - Continued

General and administrative expense decreased 6.3% ($2.2 million) in the second quarter of 2004 as compared to the second quarter of 2003. The lower general and administrative expense in the second quarter of 2004 was primarily attributable to reduced variable employee costs associated with lower sales volume. As a percent of net sales, general and administrative expenses were 25.7% for the quarter ended June 30, 2004 compared to 22.6% for the quarter ended June 30, 2003. The increase in percentage of net sales is primarily attributable to increased professional services.

The provision for doubtful accounts decreased $2.3 million from $8.4 million to $6.1 million or 27.6% in the second quarter of 2004 as compared to the second quarter of 2003. The decrease is primarily the result of a 12.8% decrease in credit sales. The estimated bad debt rate used in the second quarter of 2004 was 87 basis points lower than the bad debt rate used in the second quarter of 2003. The estimated bad debt rate has decreased primarily due to reduced credit offers to both Blair and Crossing Pointe prospects as well as improved delinquency and charge-off experience. Prospect credit offers traditionally result in higher bad debts.

The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). At June 30, 2004, the delinquency rate of open accounts receivable was 133 basis points lower than at June 30, 2003. The charge-off rate for the second quarter of 2004 was 7 basis points lower than the charge-off rate for the second quarter of 2003.

Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The allowance for doubtful accounts as a percentage of delinquent accounts at June 30, 2004 is 6.2% greater than the allowance for doubtful accounts as a percentage of delinquent accounts at June 30, 2003. The increase is attributable to improved delinquencies.

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

Interest expense decreased $14,562 (15.3%) in the second quarter of 2004 compared to the second quarter of 2003. Interest expense results primarily from the Company's required borrowings under the Receivables Purchase Agreement. Interest rates have been lower in the second quarter of 2004.

Income taxes as a percentage of income before income taxes were 38.0% in the second quarter of 2004 and 38.2% in the second quarter of 2003. The federal income tax rate was 35% in both years. The slight change in the total income tax rate was caused by a change in the Company's effective state income tax rate.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004

Results of Operations - continued

Comparison of Six Month Periods Ended June 30, 2004 and June 30, 2003


Net income for the six months ended June 30, 2004 increased 21.3% to $5.6 million, or $.69 per basic and diluted share, as compared to $4.6 million, or $.57 per basic and diluted share, for the six months ended June 30, 2003. Results for the first six months of 2004 reflect a planned decrease in net sales offset primarily by enhanced efficiencies of core operations and the Company's focus on profitability and enhancing shareholder value

Net sales for the first six months of 2004 decreased $35.7 million to $255.6 million or 12.3% less than net sales for the first six months of 2003. The decrease in net sales was primarily attributable to the Company's strategic decision to focus on more targeted mailings for greater efficiency and optimized yield. Gross sales revenue generated per advertising dollar increased approximately 2% in the first six months of 2004 as compared to the first six months of 2003. The provision for returned merchandise as a percentage of gross mail order sales increased slightly (10 basis points) in the first six months of 2004 as compared to the first six months of 2003.

Other income increased approximately $4.7 million or 24.1% to $24.4 million in the first six months of 2004 as compared to the first six months of 2003. Increased finance charges and commissions were primarily responsible for the higher other income. The higher finance charges resulted primarily from increased finance charge revenues associated with the establishment of JLB Service Bank on August 20, 2003. The higher commissions resulted from increased continuity program activity.

Cost of goods sold decreased $18.8 million or 13.4% to $121.8 million in the first six months of 2004 as compared to the same period in 2003. As a percentage of net sales, cost of goods sold decreased to 47.6% in the first six months of 2004 from 48.3% in the first half 2003. The decrease in cost of goods sold can be attributed primarily to lower overall shipping and liquidation costs in the first half of 2004 as compared to the first half of 2003.

Advertising expenses in the first six months of 2004 decreased $11.1 million or 13.8% to $69.0 million. The Company's more targeted mailings lead to strategic decreases in catalog and letter mailings. The catalog reduction includes the reduction in Crossing Pointe mailings as a result of the Company's decision to discontinue circulation of its 4 year old Crossing Pointe title in early 2005.

The total number of catalog mailings released in the first six months of 2004 was 3.7 million or 3.4% less than those released in the first six months of 2003. The total number of prospect catalog mailings decreased 4.5 million (12.6%) in the first six months of 2004 as compared to the first six months of 2003.

The total number of letter mailings released in the first six months of 2004 was
15.9 million or 47.6% less than those released in the first six months of 2003.

Total circulation of the co-op and media advertising programs decreased 112.5 million pieces or 24.0% in the first six months of 2004 as compared to the first six months of 2003.

The Company launched e-commerce sites for Blair www.blair.com and Crossing Pointe www.crossingpointe.com in the third quarter of 2000. In the first six months of 2004, the Company generated $45.6 million in e-commerce gross sales demand, an increase of 9.4% over the first six months of 2003.

General and administrative expense for the first six months of 2004 is comparable the first six months of 2003 at $66.5 million. Reduced variable employee costs associated with lower sales volume served to lower general and administrative expense in the first six months of 2004. Offsetting the labor related

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004

Results of Operations - continued

Comparison of Six Month Periods Ended June 30, 2004 and June 30, 2003 - continued

reduction in general and administrative expenses was an increase in professional fees. The increased professional fees primarily reflect costs associated with the engagement of McKinsey & Company, a national marketing and strategy consulting firm, to assist the Company in conducting a comprehensive consumer, brand and strategy study aimed at enhancing shareholder value.

The provision for doubtful accounts decreased $2.6 million from $16.2 million to $13.6 million or 16.4% for the first six months of 2004 compared to the same period in 2003. The estimated bad debt rate used in the first six months of 2004 was approximately 8% or 65 basis points lower than the bad debt rate used in the first six months of 2003. The estimated bad debt rate has decreased primarily due to reduced credit offers to both Blair and Crossing Pointe prospects as well as improved delinquency and charge-off experience. Prospect credit offers traditionally result in higher bad debts.

The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). At June 30, 2004, the delinquency rate of open accounts receivable was approximately 10% or 133 basis points lower than at June 30, 2003. The charge-off rate for the first six months of 2004 was 2% or 2 basis points lower than the charge-off rate for the first six months of 2003.

Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The allowance for doubtful accounts as a percentage of delinquent accounts at June 30, 2004 is 6.2% greater than the allowance for doubtful accounts as a percentage of delinquent accounts at June 30, 2003. The increase is attributable to reduced delinquencies.

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

Interest expense decreased approximately $19,000 to $166,055 or 10.2% in the first six months of 2004 as compared to the first six months of 2003. Interest expense results primarily from the Company's required borrowings under the Receivables Purchase Agreement. Interest rates have been lower in the first six months of 2004.

Income taxes as a percentage of income before income taxes were 38.0% in the first six months of 2004 and 38.1% in the first six months of 2003. The federal income tax rate was 35% in both years. The small difference in the total income tax rate was caused by a change in the Company's effective state income tax rate.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004

Liquidity and Sources of Capital

The Company maintains two facilities that collectively provide $100 million of credit. As of June 30, 2004 the Company was in compliance with all debt covenants.

The syndicated revolving credit facility (the "Credit Agreement") provides $30 million of commitments and is secured by inventory and certain other assets of the Company and its subsidiaries. The Company is required to meet certain covenants that relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. At June 30, 2004, the Company had no borrowings (loans) outstanding on this credit facility and had letters of credit totaling $24.7 million outstanding, which reduces the amount of borrowings available, under the Credit Agreement. Outstanding letters of credit totaled $20.9 million at December 31, 2003, and $14.8 million at June 30, 2003. The Credit Agreement is scheduled to expire December 20, 2004. The Company has begun discussions with the lenders to renew or extend the facility.

The Company also maintains a securitization of up to $100 million in accounts receivable. At the present time, $70 million of the $100 million is available to the Company. The Company sells all right, title and interest in and to certain of its accounts receivable to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate, bankruptcy remote, special purpose entity that entered into a Receivables Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivables Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. At June 30, 2004, December 31, 2003, and June 30, 2003, the Company had $15 million outstanding, the minimum amount required to be outstanding, under the Receivables Purchase Agreement, all of which was classified as short-term. At June 30, 2004 and June 30, 2003, the weighted average interest rate was 1.91% and 2.01%, respectively. Interest paid for the three months and six months ending June 30, 2004 was approximately $71,000 and $146,000, and for the three months and six months ending June 30, 2003 was approximately $78,000 and $149,000, respectively. The securitization has a scheduled termination date of April 7, 2006.

The following table and narrative highlight significant changes in cash and cash equivalents for the six months ended June 30, 2004 and 2003.

                                                 Six Months Ended
                                                     June 30
                                                                   Increase/
                                         2004           2003      (decrease)
                                     ----------------------------------------

Net cash provided by (used in)
operating activities                 $12,875,920    $  (710,029)  $13,585,949
Net cash (used in) investing
activities                            (2,254,530)    (3,976,372)    1,721,842
Net cash (used in) financing
activities                              (857,948)    (2,265,250)    1,407,302
Effect of exchange rate changes in
cash                                      (1,396)       (33,583)       32,187
                                     ----------------------------------------
Net (decrease) in cash and cash
equivalents                          $ 9,762,046    $(6,985,234)  $16,747,280
                                     ========================================

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004

Liquidity and Sources of Capital  - continued

Net cash provided by operating activities increased by $13.6 million during the six months ended June 30, 2004 as compared to the same period in fiscal 2003. This increase is primarily attributable to lower payables and accrual balances ($8.0 million) resulting from generally lower cost and expenses. Costs and expenses for the six month period ended June 30, 2004 were $271.0 million; $32.6 million lower than the same period in 2003. In addition, the 2004 six month period generated a favorable change in accounts receivable of $8.4 million; a $5.8 million improvement over the comparable period in 2003.

The net cash flow used in investing activities was lower by $1.7 million due to lower level of capital expenditures. In 2003, the company was in the final stages of a modernization and expansion program of its fulfillment complex.

The $1.4 million increase in net cash flows used in financing activities for the six months ended June 30, 2004 over the comparable period in 2003, is primarily due to higher proceeds from exercised stock options.

Anticipated cash requirements during 2004 are primarily to fund capital expenditures and pay dividends. The Company expects to fund 2004 cash requirements with cash generated from operations.

The Company was in compliance with all debt covenants as of June 30, 2004. The Company believes it has adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

Merchandise inventory turnover was 3.1 at June 30, 2004, 3.4 at December 31, 2003 and 3.6 at June 30, 2003. Merchandise inventory as of June 30, 2004 was 2.1% higher than at December 31, 2003 and 29.4% higher than at June 30, 2003. The increase in merchandise inventories is primarily the result of the company's efforts to improve initial and final merchandise fill rates thereby positively impacting profitability and customer service levels.

The merchandise inventory levels are net of the Company's reserve for inventory obsolescence. The reserve totaled $2.2 million at June 30, 2004, $3.6 million at December 31, 2003 and $3.9 million at June 30, 2003. Inventory write-offs and write-downs (reductions to below cost) charged against the reserve for obsolescence were $4.7 million in the first six months of 2004 and $2.4 million in the first six months of 2003. The closing of the Starbrick Outlet Store in January 2004, accounts for $2.4 million of the write-downs in the first six months 2004. These write-downs were provided for in the December 31, 2003 obsolescence reserve. Due to the nonrecurring nature of the write-downs related to the closing of the Starbrick Outlet Store, the obsolescence reserve at June 30, 2004 is considerably lower than the reserve at December 31, 2003 on similar levels of inventory. However, management believes that the amount of the reserve for obsolescence is appropriate. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold, based on the levels of merchandise inventory and merchandise purchases.

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

The reduction in Crossing Pointe net sales is the result of reduced circulation in the first six months of 2004 compared to the first six months of 2003. The Company expects to discontinue its 4 year old Crossing Pointe catalog title in early 2005.

The Store product line shows a decrease of $4.4 million in merchandise inventory when comparing the June 30, 2004 balance to the June 30, 2003 balance. This is due to the closing of the Starbrick Outlet Store in January, 2004.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004

Liquidity and Sources of Capital  - continued

The following tables illustrate the percent of net sales and merchandise inventory that each product line represents.

                        6/30/04       Percent of      6/30/03        Percent
                       Net Sales      Total Net      Net Sales    of Total Net
   Product Line      (in millions)      Sales      (in millions)      Sales
-------------------  --------------   ----------   ------------   ------------

Womenswear                  $162.3        63.6%         $185.7        63.7%
Menswear                      44.6        17.4%           47.1        16.1%
Home                          33.6        13.2%           35.0        12.0%
Crossing Pointe               13.1         5.1%           20.8         7.2%
Stores                         1.4          .5%            2.8         1.0%
Allegheny Trail                 .6          .2%            N/A          N/A
                     --------------   ----------   ------------   ------------

Total                       $255.6       100.0%         $291.4         100%
                     ==============   ==========   ============   ============


                          6/30/04           6/30/03
                        Merchandise       Merchandise
                        Inventory          Inventory
   Product Line        (in millions)     (in millions)
--------------------  ---------------  ----------------

Womenswear                     $41.8             $29.1
Menswear                         9.2               6.8
Home                             9.2               4.5
Crossing Pointe                  4.0               6.8
Stores                            .5               4.9
Allegheny Trail                  2.7               N/A
                      ---------------  ----------------

Total                          $67.4             $52.1
                      ===============  ================

The Company looks upon its credit granting (Blair Credit) as a marketing advantage. Blair Credit customers, on average, buy more, buy more often and are more loyal than cash and credit card customers. The Company has determined that the benefit from the increased sales volume achieved by offering Blair Credit is significant and more than outweighs the cost of the credit program. The cost of the credit program is comparable to the discount rates of third party credit cards. The Company's gross credit sales decreased 9.3% in the first six months 2004 as compared to first six months 2003 in line with the strategic decision to focus on more targeted mailings for greater efficiency and optimized yield.

On August 20, 2003 the Company commenced operations of a new wholly-owned subsidiary, JLB Service Bank. The establishment of JLB Service Bank enables the Company to manage its credit portfolio in a more cost-effective and efficient manner. The bank's products involve the extension of credit on an unsecured basis to individuals who are customers of Blair Corporation to facilitate their purchases of Blair merchandise. As of June 30, 2004, JLB Service Bank's total assets represented 1.59% of total consolidated assets of the Company. Gross revenue of JLB Service Bank was .96% of the Company's consolidated gross revenue for the six months ended, June 30, 2004.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004

Liquidity and Sources of Capital  - continued

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $2.3 million during the first six months 2004, compared to $4.0 million during the first six months 2003.

Upon review of the Company's inventory liquidation strategy, the Company made the following decisions. In January 2004, the Company closed its outlet store located in Warren, Pennsylvania. This closure was effective at the close of business on January 16, 2004. The Company is considering alternative uses for the building. On March 28, 2003, the Company closed its outlet store located in Erie, Pennsylvania. The Company intends to sell the building and believes that the sale will be completed by December 31, 2004. Evolvement of the Company's inventory liquidation strategy into more rapid and profitable methods of disposing obsolete and excess inventory led to these decisions. Over the past three years, package insertions, telephone upsell promotions, sale catalogs and the growing e-commerce channel have proven to be more successful and profitable in moving inventory than the traditional outlet sales process. The $1,368,526 shown as Assets Held for Sale at both June 30, 2004 and December 31, 2003 consists of the net book value of the land, land improvements and building of the Erie outlet store.

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

                                Payments Due By Period
Contractual                    Less than      1 - 3      4 - 5     More than 5
Obligations         Total        1 year       years      years        years
---------------- -----------  -----------  ----------  ----------  -----------
Capital Lease
 Obligations     $   337,185  $   209,600  $  127,585  $      -0-  $      -0-
Operating leases  12,260,846    1,584,996   6,558,128   1,975,688   2,142,034
Unconditional
 Purchase
 Obligations-
 Outstanding
 Letters
 of Credit        24,700,000   24,700,000         -0-         -0-         -0-
Line of Credit-
 Securitization   15,000,000   15,000,000         -0-         -0-         -0-
                 -----------  -----------  ----------  ----------  ----------
Total            $52,298,031  $41,494,596  $6,685,713  $1,975,688  $2,142,034
                 ===========  ===========  ==========  ==========  ==========

The Company has commercial commitments consisting of a revolving credit facility of $30 million and a receivables securitization of $70 million.

                                Amount of Commitment
                               Expiration Per Period
                     Total
Other Commercial    Amounts      Less than     1 - 3       4 - 5     After 5
Commitments        Committed       1 year      years       years      years
---------------  ------------   -----------  --------     -------   --------
Line of Credit-
 Revolving
 effective
 7/25/03         $ 30,000,000   $30,000,000  $    -0-     $   -0-        -0-
Line of Credit-
 Securitization
 effective
 4/9/03            70,000,000           -0-   70,000,000      -0-        -0-
---------------  ------------   -----------  -----------  -------   --------
Total            $100,000,000   $30,000,000  $70,000,000  $   -0-   $    -0-
                 ============   ===========  ===========  =======   ========

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004

Contractual Obligations - continued

If an event of default should occur, payments and/or maturity of the lines of credit could be accelerated. The Company is not in default and does not expect to be in default of any of the provisions of the credit facilities. (See "Liquidity and Sources of Capital" for details of the Company's credit facilities).

The Company recently declared a quarterly dividend of $.15 per share payable on September 15, 2004. The Company has declared dividends for 283 consecutive quarters. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an ongoing basis. (See "Future Considerations").

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

The allowance for returns is a deduction from customer accounts receivable. A monthly provision for anticipated returns is recorded as a percentage of gross sales, based upon historical experience. The provision is charged against gross sales to arrive at net sales, and actual returns are charged against the allowance for returns. Returns are generally more predictable as they settle within two-to-three months, but are impacted by season, new products and/or product lines, type of sale (cash, credit card, Blair Credit) and sales mix (prospect/customer). The Company feels that the allowance for returns is sufficient to cover the returns that will occur after June 30, 2004 from sales prior to July 1, 2004. A change in the returns rate would cause changes in the provision for returns and the allowance for returns. Based on the Company's 2003 level of sales, net income would change by approximately $2.0 million, or $.26 per share, from a one percentage point change in the returns rate.

The reserve for inventory obsolescence and related items, inventory levels and write-downs, are discussed in "Liquidity and Sources of Capital" and "Future Considerations". The Company feels that the reserve for inventory obsolescence is sufficient to cover the write-offs that will occur in future years on merchandise in inventory as of June 30, 2004. A change in the obsolescence rate would cause changes in cost of goods sold and the reserve for inventory obsolescence . Based on the Company's 2003 level of merchandise subject to obsolescence, net income would change by approximately $1.9 million, or $.24 per share, from a one percentage point change in the obsolescence rate.

The Company's advertising expense policy is as follows: Advertising and shipping supply inventories include printed advertising material and related mailing supplies for promotional mailings, which are generally scheduled to occur within two months. These direct-response advertising costs are then expensed

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004

Critical Accounting Policies - continued

over the period of expected future benefit, generally nine weeks.

At June 30, 2004, the Company had total gross deferred tax assets of $15.5 million. These assets relate principally to asset valuation reserves including bad debts, returns and inventory obsolescence. Based on recent historical earnings performance and current projections, management believes that a valuation allowance is not required against these deferred tax assets, except for the valuation allowance against state net operating losses, which was provided due to its uncertainty of realization based upon the state's net operating loss carryforward rules.

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

The Company principally uses the LIFO method of accounting for its merchandise inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces distortion in reported income due to increasing costs. However, the Company has been experiencing consistent to declining merchandise costs and the LIFO reserve has fallen to $4.5 million at June 30, 2004 and at December 31, 2003 from $5.7 million at June 30, 2003.

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

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed. The Company's adoption of this statement in the first quarter of 2002 did not have an impact on the Company's financial results for 2002. During 2003, the provisions of this statement impacted the accounting treatment of the planned sale of the Blair Outlet Store in Erie, Pennsylvania. (See Note Y)

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in the first quarter of 2003 did not have an impact on the Company's financial results. During 2004 and 2003, the provisions of this statement impacted the accounting treatment of the voluntary separation of employees due to the closing of the Blair Outlet Stores in Warren, Pennsylvania and Erie, Pennsylvania. (See Note Z)

The Company adopted SFAS No. 148, Accounting For Stock-Based Compensation Transition and Disclosure an amendment of SFAS No. 123, Accounting For Stock-Based Compensation effective the year ended December 31, 2002. It provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's adoption of SFAS No. 148 in 2002 enhanced stock-based employee compensation disclosures and had no effect on the method of accounting followed by the Company.

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

                                  June 30, 2004

Future Considerations - continued

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements are included in, but not limited to, the following sections of the report:

      - The paragraph on the provision for doubtful accounts in the Results of Operations, Comparison of Second Quarter 2004 and Second Quarter 2003.

      - The paragraph on the provision for doubtful accounts in the Results of Operations, Comparison of Six Month Periods Ended June 30, 2004 and June 30, 2003.

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

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2004


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

                                   June 30, 2004


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

    (a)  The Company's Annual Meeting of Stockholders was held April 29,
                2004.

    (b) At the Annual Meeting of Stockholders, all of the Company's directors were elected at said meeting, as follows:

          Steven M. Blair      5,916,736 Votes For,   1,446,404 Votes Withheld
          Robert D. Crowley 5,924,019 Votes For, 1,439,121 Votes Withheld Harriet Edelman 7,046,825 Votes For, 316,315 Votes Withheld
          Cynthia A. Fields 7,098,120 Votes For, 265,020 Votes Withheld Bryan J. Flanagan 5,887,879 Votes For, 1,475,261 Votes Withheld
          John O. Hanna        7,014,588 Votes For,     348,552 Votes Withheld
          Craig N. Johnson 7,022,388 Votes For, 340,752 Votes Withheld Murray K. McComas 5,608,374 Votes For, 1,754,766 Votes Withheld
          Thomas P. McKeever 5,916,840 Votes For, 1,446,300 Votes Withheld Ronald L. Ramseyer 7,067,603 Votes For, 295,537 Votes Withheld
          Michael A. Schuler 7,052,361 Votes For, 310,779 Votes Withheld John E. Zawacki 5,841,005 Votes For, 1,522,135 Votes Withheld

         Since all of the directors of the Company were elected at the Annual Meeting of Stockholders, there are no directors whose term of office as a director continued after the meeting.

    (c) The following other matters were voted upon at the meeting, and the following number of affirmative votes and negative votes were cast with respect to each such matter:

         The reappointment by the Company's Board of Directors of the firm of Ernst & Young LLP as independent certified public accountants to examine the financial statements and perform the annual audit of the Company for the year ending December 31, 2004 was ratified. This matter received 7,252,677 affirmative votes, 104,534 negative votes and 5,929 votes withheld.

                         BLAIR CORPORATION AND SUBSIDIARIES

                                   June 30, 2004

Item 5.  Other Information

           Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
           3.1   Restated Certificate of Incorporation(1)
           3.2   Amended and Restated Bylaws of Blair Corporation (2)
           4     Specimen Common Stock Certificate(3)
           10.1  Stock Accumulation and Deferred Compensation Plan for
                 Directors(4)
           10.2  Blair Corporation 2000 Omnibus Stock Plan(5)
           10.3  Blair Credit Agreement(6)
           10.4  Amendment No. 2 to Credit Agreement(7)
           11    Statement regarding computation of per share earnings(8)
           31.1 Section 302 Certification-CEO
           31.2 Section 302 Certification-CFO
           32.1 Section 906 Certification-CEO
           32.2 Section 906 Certification-CFO

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

(2) Incorporated herein by reference to Exhibit 3.2 to the Companies Quarterly Report on Form 10-Q filed with the SEC on August 14, 2003 (SEC File No. 1-878).

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

(8) Incorporated by reference to Note T of the financial statements included herein. On July 23, 2004 the Company furnished a Form 8-K announcing its earnings for the quarter and six months ended June 30, 2004.

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



Date:   August 9, 2004                 By          JOHN E. ZAWACKI
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



Date: August 9, 2004
                                                      JOHN E. ZAWACKI
                                                  ----------------------------
                                                      JOHN E. ZAWACKI
                                                      President and
                                                      Chief Executive Officer

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


Date: August 9, 2004


                                                  BRYAN J. FLANAGAN
                                                 -----------------------------
                                                  BRYAN J. FLANAGAN
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                                                    Exhibit 32.1







                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Zawacki, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 Date: August 9, 2004                                JOHN E. ZAWACKI
 --------------------                             --------------------------
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

                                                                    Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan J. Flanagan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 Date: August 9, 2004                            BRYAN J. FLANAGAN
 --------------------                          ---------------------------
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