Form 10-Q
period 2004-09-30
BLAIR CORP
filed 2004-11-09
CIK 71525

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2004 Commission File Number  1-878
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
YES  X  NO
   -----  -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) YES X NO
                                               -----  ------

As of November 5, 2004 the registrant had outstanding 8,199,480 shares of its common stock without nominal or par value.

                          PART I. FINANCIAL INFORMATION

                    ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

                       BLAIR CORPORATION AND SUBSIDIARIES

                               September 30, 2004

                       Blair Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                 (Unaudited)
                                                 September 30    December 31

                                                     2004            2003
                                                -------------------------------
Assets
Current assets:
  Cash and cash equivalents                       $ 35,401,909    $ 36,380,049
  Customer accounts receivable, less allowances
    for doubtful accounts and returns of
    $41,724,563 in 2004 and $47,473,108 in 2003    141,836,923     154,660,076
  Inventories: (Note G)
    Merchandise                                     82,255,476      65,990,631
    Advertising and shipping supplies               19,116,557      19,610,207
                                                -------------------------------
                                                   101,372,033      85,600,838
  Deferred income taxes (Note V)                    11,715,000      12,211,000
  Prepaid expenses                                   2,726,507       2,200,191
                                                -------------------------------
Total current assets                               293,052,372     291,052,154


Property, plant, and equipment:
  Land (Note Y)                                      1,142,144       1,142,144
  Buildings and leasehold improvements (Note Y)     67,235,893      67,169,830
  Equipment                                         74,282,810      72,979,845
  Construction in progress                           1,097,273       1,386,067
                                                -------------------------------
                                                   143,758,120     142,677,886
  Less allowances for depreciation                  93,539,162      88,798,632
                                                -------------------------------
                                                    50,218,958      53,879,254

Trademarks                                             433,982         488,164
Other long-term assets                                 507,896         556,231
                                                -------------------------------
Total assets                                      $344,213,208    $345,975,803
                                                ===============================


See accompanying notes.

                       Blair Corporation and Subsidiaries

                                                 (Unaudited)
                                                 September 30  December 31
                                                     2004          2003
                                                 ---------------------------
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable (Note Q)                         $ 15,000,000  $ 15,000,000
  Trade accounts payable                           30,229,323    35,129,055
  Advance payments from customers                   2,463,492     2,286,055
  Accrued expenses (Note R)                        15,159,051    17,732,395
  Accrued federal and state taxes                   2,130,688     3,997,935
  Current portion of capital lease obligations
   (Note S)                                           208,932       378,632
                                                 ---------------------------
Total current liabilities                          65,191,486    74,524,072

Capital lease obligations, less current portion
(Note S)                                               14,730       101,622

Deferred income taxes (Note V)                      2,497,000     2,549,000

Stockholders' equity:
  Common stock without par value:
    Authorized 12,000,000 shares
     issued 10,075,440 shares (including shares
     held in treasury) -- stated value                419,810       419,810
     Additional paid-in capital                    13,379,882    14,134,983
  Retained earnings                               301,388,604   296,397,999
  Accumulated other comprehensive (loss) income        (5,997)      (20,016)
                                                 ---------------------------
                                                  315,182,299   310,932,776
  Less 1,884,609 shares in 2004 and 1,962,439
    shares in 2003 of common stock
    in treasury -- at cost                         37,071,930    39,514,841
  Less receivable and deferred compensation
    from stock plans                                1,600,377     2,616,826
                                                 ---------------------------
                                                  276,509,992   268,801,109
                                                 ---------------------------
Total liabilities and stockholders' equity       $344,213,208  $345,975,803
                                                 ===========================


See accompanying notes.

                       Blair Corporation and Subsidiaries

                        Consolidated Statements of Income



                                                           (Unaudited)                  (Unaudited)
                                                        Three Months Ended           Nine Months Ended
                                                           September 30                September 30
                                                      2004          2003            2004         2003
                                                 ---------------------------------------------------------
Net sales                                        $107,074,331  $124,100,444    $362,709,317  $415,458,938
Other income (Note W)                              10,887,234    11,001,885      35,298,276    30,664,888
                                                 ---------------------------------------------------------
                                                  117,961,565   135,102,329     398,007,593   446,123,826

Cost and expenses:
  Cost of goods sold                               51,469,350    60,780,989     173,247,355   201,407,864
  Advertising                                      25,947,175    33,746,291      94,955,714   113,821,111
  General and administrative                       31,232,772    32,530,994      97,727,526    98,991,016
  Provision for doubtful accounts                   4,476,095     6,702,356      18,067,391    22,950,454
  Interest                                             94,838        72,159         260,893       256,999
                                                 ---------------------------------------------------------
                                                  113,220,230   133,832,789     384,258,879   437,427,444
                                                 ---------------------------------------------------------
Income before income taxes                          4,741,335     1,269,540      13,748,714     8,696,382

Income taxes (Note V)                               1,800,000       477,000       5,225,000     3,303,000
                                                 ---------------------------------------------------------
Net income                                       $  2,941,335  $    792,540    $  8,523,714  $  5,393,382
                                                 =========================================================

Basic earnings per share based on
   weighted average shares outstanding (Note T)          $.36          $.10           $1.05         $ .67
                                                 =========================================================

Diluted earnings per share based on
   weighted average shares outstanding
   and assumed conversions (Note T)                      $.36          $.10           $1.04         $ .67
                                                 =========================================================


See accompanying notes.

                       Blair Corporation and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                                               (Unaudited)                      (Unaudited)
                                                            Three Months Ended               Nine Months Ended
                                                               September 30                     September 30
                                                           2004            2003              2004            2003
                                                  -------------------------------------------------------------------

Common Stock                                          $    419,810    $    419,810      $    419,810    $    419,810

Additional Paid-in Capital:
Balance at beginning of period                          13,488,871      14,311,675        14,134,983      14,428,903
Issuance of 0 and 575 shares for the three
  months ended September  30,
  2004 and 2003 and 4,050 and 5,375 shares for
  the nine months ended September 30, 2004 and
  2003 of common stock to non-employee directors               -0-          11,746           (24,358)         (6,356)
Forfeitures of 10,850 and 0 shares for the three
  months ended September 30, 2004 and 2003 and
  16,850 and 2,400 shares for the nine months
  ended September 30, 2004 and 2003 of common
  stock under Omnibus Stock and Employee Stock
  Purchase Plans                                           (71,223)            -0-           (94,746)        (18,576)
Exercise of 6,560 and 0 shares for the three
  months ended September 30, 2004 and 2003 and
  90,630 and 13,004 shares for the nine months
  ended September 30, 2004 and 2003 of
  non-qualified stock options under
  Omnibus Stock Plan                                       (56,766)            -0-          (856,997)       (109,550)
Tax benefit on exercise of non-qualified stock
  options                                                   19,000             -0-           221,000          29,000
                                                  --------------------------------------------------------------------
Balance at end of period                                13,379,882      14,323,421        13,379,882      14,323,421

Retained Earnings:
Balance at beginning of period                         299,630,497      288,795,224       296,397,999    286,511,847
Net income                                               2,941,335          792,540         8,523,714      5,393,382
Cash dividends (Note U)                                 (1,183,228)      (1,160,576)       (3,533,109     (3,478,041)
                                                  --------------------------------------------------------------------
Balance at end of period                               301,388,604      288,427,188       301,388,604    288,427,188

Accumulated Other Comprehensive Loss:
Balance at beginning of period                             (20,028)         (18,562)          (20,016)        12,686
Foreign currency translation                                14,031          (12,101)           14,019        (43,349)
                                                  ---------------------------------------------------------------------
Balance at end of period                                    (5,997)         (30,663)           (5,997)       (30,663)


Treasury Stock:
Balance at beginning of period                         (37,097,422)     (40,840,954)       (39,514,84)   (41,264,330)
Issuance of 0 and 575 shares for the three
months ended September 30,
  2004 and 2003 and 4,050 and 5,375 shares for
  the nine months ended September 30, 2004 and
  2003 of common stock to non-employee directors               -0-            1,163           126,509        130,220
Forfeitures of 10,850 and 0 shares for the three
  months ended September 30, 2004 and 2003 and
  16,850 and 2,400 shares for the nine months
  ended September 30, 2004 and 2003 of common
  stock under Omnibus Stock and Employee Stock
  Purchase Plans                                          (162,288)             -0-          (277,873)       (37,599)
Exercise of 6,560 and 0 shares for the three
  months ended September 30, 2004 and 2003 and
  90,630 and 13,004 shares for the nine
  months ended September 30, 2004 and 2003 of
  non-qualified stock options under Omnibus
  Stock Plan                                               187,780              -0-          2,594,275       331,918
                                                  --------------------------------------------------------------------
Balance at end of period                               (37,071,930)      (40,839,791)      (37,071,930)   (40,839,791)


See accompanying notes.

                             Blair Corporation and Subsidiaries



                                                         (Unaudited)                 (Unaudited)
                                                       Three Months Ended              Nine Months Ended
                                                          September 30                   September 30
                                                      2004            2003            2004           2003
                                                  ------------------------------------------------------------

Receivable and Deferred Compensation from Stock
  Plans:
Balance at beginning of period                     (1,995,815)      (2,581,030)      (2,616,826)    (2,775,102)
Forfeitures of 10,850 and 0 shares for the three
   months ended September 30, 2004 and 2003 and
   16,850 and 2,400 shares for the nine months
   ended September 30, 2004 and 2003 of common
   stock under Omnibus
   Stock and Employee Stock Purchase Plans              48,832             -0-           84,350         13,513
Amortization of deferred compensation, net of
   forfeitures                                          63,545          37,493          182,433        117,345
Executive officer restricted stock awards              238,093             -0-          565,984            -0-
Applications of dividends and cash repayments           44,968          48,386          183,682        149,093
                                                  ------------------------------------------------------------
Balance at end of period                            (1,600,377)     (2,495,151)      (1,600,377)    (2,495,151)
                                                  ------------------------------------------------------------
Total stockholders' equity                        $276,509,992    $259,804,814     $276,509,992   $259,804,814
                                                  ============================================================

Comprehensive Income:
Net income                                        $  2,941,335    $    792,540     $  8,523,714   $  5,393,382
Adjustment from foreign currency translation            14,031         (12,101)          14,019        (43,349)
                                                  ------------------------------------------------------------
Comprehensive income                              $  2,955,366    $    780,439     $  8,537,733   $  5,350,033
                                                  ============================================================


See accompanying notes.

                       Blair Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                (Unaudited)
                                                            Nine Months Ended
                                                               September 30
                                                            2004        2003
                                                      --------------------------
Operating activities


Net income                                             $ 8,523,714  $ 5,393,382
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation                                          6,584,394    6,832,317
   Amortization                                            249,922      258,150
   Impairment of assets held for sale                          -0-      300,773
   Provision for doubtful accounts                      18,067,391   22,950,454
   Provision for deferred income taxes                     444,000    1,384,000
   Tax benefit on exercise of non-qualified stock
     options                                               221,000       29,000
   Compensation expense (net of forfeitures)
     for stock awards                                      701,711      344,225
   Changes in operating assets and liabilities
     providing (using) cash:
      Customer accounts receivable                      (5,244,164) (15,051,162)
      Inventories                                      (15,771,195) (16,914,387)
      Prepaid expenses and other assets                   (673,730)    (918,317)
      Trade accounts payable                            (4,899,541)   6,051,133
      Advance payments from customers                      177,437     (248,359)
      Accrued expenses                                  (2,571,438)  (5,413,061)
      Federal and state taxes                           (1,866,174)  (6,755,577)
                                                      --------------------------
Net cash provided by (used in) operating activities      3,943,327   (1,757,429)

Investing activities
Purchases of property, plant, and equipment             (2,924,292)  (5,337,788)
                                                      --------------------------
Net cash used in investing activities                   (2,924,292)  (5,337,788)

Financing activities
Principal repayments on capital lease obligations         (256,592)    (260,809)
Dividends paid                                          (3,533,109)  (3,478,041)
Exercise of non-qualified stock options                  1,737,278      222,368
Repayments of notes receivable from stock plans             44,270        3,415
                                                      --------------------------
Net cash used in financing activities                   (2,008,153)  (3,513,067)

Effect of exchange rate changes on cash                     10,978      (48,082)
                                                      --------------------------
Net decrease in cash                                      (978,140) (10,656,366)
Cash and cash equivalents at beginning of year          36,380,049   49,975,503
                                                      --------------------------
Cash and cash equivalents at end of period            $ 35,401,909 $ 39,319,137
                                                      ==========================

See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2004

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. All adjustments that were considered necessary for a fair presentation have been included. These adjustments were of a normal recurring nature. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

As of June 30, 2003 the Company formed a new wholly-owned subsidiary, Allegheny Trail Corporation, to launch a wholesale business targeted primarily at outdoor sporting goods and recreational retailers. Allegheny Trail offers a core product line of men's and women's outdoor apparel basics at entry-level price points allowing retailers to be more competitive with major brands.

On August 20, 2003 The Company commenced operations of a new wholly-owned subsidiary, JLB Service Bank. The establishment of JLB Service Bank enables the Company to manage its credit portfolio in a more cost-effective and efficient manner. The bank's products involve the extension of credit on an unsecured basis to individuals who are customers of Blair Corporation to facilitate their purchases of Blair's merchandise. As of September 30, 2004, JLB Service Bank's total assets represented 1.68% of the total consolidated assets of the Company. Gross revenue of JLB Service Bank was .96% and .97% of the Company's consolidated gross revenue for the three months and nine months ended September 30, 2004.

NOTE B - REVENUE RECOGNITION
Sales (cash, Blair Credit, or third party credit card) are recorded when the merchandise is shipped to the customer, in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in financial statements and Staff accounting bulletin No. 104, Revenue Recognition, as issued by the Securities & Exchange Commission. Blair credit sales are made under Easy Payment Plan sales arrangements. Monthly, a provision for doubtful accounts is charged against income based on management's estimate of realization. Any recoveries of bad debts previously written-off are credited back against the allowance for doubtful accounts in the period received. As reported in the balance sheet, the carrying amount, net of allowances for doubtful accounts and returns, for customer accounts receivable on Blair credit sales approximates fair value.

The Company records internally incurred shipping and handling costs in cost of sales.

Finance charges on time payment accounts are recognized on an accrual basis of accounting. The increase in finance charges compared to the third quarter of 2003 and nine months ended September 30, 2003 primarily resulted from increased finance charge revenues associated with the Blair Credit activities of JLB Service Bank.

NOTE C - USE OF ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE D - CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of available cash, money market securities, and other investments with a maturity of three months or less when purchased. Amounts reported in the Unaudited Consolidated Balance Sheet approximate fair values.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2004

NOTE E - RETURNS
A provision for anticipated returns is recorded monthly as a percentage of gross sales based upon historical experience. This provision is charged directly against gross sales to arrive at net sales as reported in the Unaudited Consolidated Statements of Income. Actual returns are charged against the allowance for returns, which is netted against accounts receivable in the balance sheet. The provision for returns charged against income for the three months ended and the nine months ended September 30, 2004 amounted to $14,539,609 and $54,125,168, respectively. The provision for returns charged against income for the three months ended and the nine months ended September 30, 2003 amounted to $18,952,565 and $63,137,875, respectively. Management believes these provisions are adequate based upon the relevant information presently available. However, changes in facts or circumstances could result an additional adjustment to the Company's provisions.

NOTE F - DOUBTFUL ACCOUNTS
A provision for doubtful accounts is recorded monthly as a percentage of gross credit sales based upon experience of delinquencies (accounts over 30 days past due) and charge-offs (accounts removed from accounts receivable for non-payment) and current credit market conditions. Management believes these provisions are adequate based upon the relevant information presently available. However, changes in facts or circumstances could result an additional adjustment to the Company's provisions.

NOTE G - INVENTORIES
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. If the FIFO method had been used, merchandise inventories would have increased by approximately $4,488,000 at both September 30, 2004 and December 31, 2003. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings which are generally scheduled to occur within two months. These direct response advertising costs are then expensed over the period of expected future benefit, generally nine weeks. The Company has a reserve for slow moving and obsolete inventory amounting to $2,908,000 at September 30, 2004, $3,600,000 at December 31, 2003 and $3,880,000 at September 30, 2003. The closing of the Starbrick Outlet Store in January 2004 resulted in $2.4 million of write-downs in the first quarter 2004. These write-downs primarily were provided for in the December 31, 2003 obsolescence reserve. Due to the nonrecurring nature of the write-downs related to the closing of the Starbrick Outlet Store, the obsolescence reserve at September 30, 2004 is lower than the reserve at December 31, 2003 on higher levels of inventory.

NOTE H - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is stated on the basis of cost. Depreciation has been provided principally by the straight-line method using rates, which are estimated to be sufficient to depreciate the cost of the assets over their period of usefulness. Amortization of assets recorded under capital lease obligations is included with depreciation expense. Maintenance and repairs are charged to expense as incurred.

NOTE I - TRADEMARKS
Trademarks are stated on the basis of cost. All trademarks are being amortized by the straight-line method for a period of 15 years. Amortization expense amounted to $18,061 for the three months ended and $54,182 for the nine months ended in 2004 and 2003, respectively.

NOTE J - ASSET IMPAIRMENT
The Company analyzes its long-lived and intangible assets for events and circumstances that might indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. There are no indications of impairment present at September 30, 2004.

NOTE K - EMPLOYEE BENEFITS
The Company's employee benefits include a profit sharing and retirement feature available to all eligible employees. The Company's contributions are dependent on net income of the Company and recognized on an accrual basis of accounting. The contributions to the plan charged against income for the three months ended and nine months ended September 30, 2004 amounted to $300,004 and $870,241, and for the three months ended and nine months ended September 30, 2003 amounted to $87,627 and $606,016, respectively.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2004

NOTE K - EMPLOYEE BENEFITS - continued

As part of the same benefit plan, the Company has a contributory savings feature whereby all eligible employees may contribute up to 25% of their annual base salaries. The Company's matching contribution to the plan is based upon a percentage formula as set forth in the plan agreement. The Company's matching contributions to the plan charged against income for the three months ended and nine months ended September 30, 2004 amounted to $481,407 and $1,339,786, and for the three months ended and nine months ended September 30, 2003 amounted to $523,208 and $1,630,380, respectively.

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

NOTE M - NEW ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires testing of goodwill and intangible assets with indefinite lives for impairment rather than amortizing them. The adoption of this statement in the first quarter of 2002 had no impact on the Company's financial results.

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

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2004

NOTE M - NEW ACCOUNTING PRONOUNCEMENTS - continued

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

On October 13, 2004, the Financial Accounting Standards Board (FASB) concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. While the statement has not been finalized, its current form will require the company to expense the fair value of stock option grants rather than disclose the impact on its consolidated net income within the footnotes, as is our current practice.

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

Stock activity in the third quarter of 2004 and 2003 generally includes transactions pertaining to stock awarded to non-employee directors as well as stock awarded and forfeited via the Company's Omnibus Stock and Employee Stock Purchase Plans. Activity is accounted for by comparing the market value of the awards, as required by the Plans, to the cost of the treasury shares used for these transactions. The difference is booked to additional paid-in capital.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2004

NOTE N - STOCK COMPENSATION - continued

The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:
                                                      Pro Forma
                                       Three Months Ended    Nine Months Ended
                                          September 30        September 30
                                        2004     2003       2004       2003
                                     -------------------------------------------

Net income as reported               $2,941,335 $792,540  $8,523,714 $5,393,382
Add: Total stock-based employee
compensation expense recorded for
all awards, net of related tax
effects                                 211,165   55,730     536,487    167,956
Deduct: Total stock-based employee
compensation expense determined
under fair value method for all
awards, net of related tax effects      387,031  266,945   1,105,307    688,206
                                     -------------------------------------------
Pro forma net income                 $2,765,469 $581,325  $7,954,894 $4,873,132
                                     ===========================================
Earnings per share:
   Basic - as reported                     $.36     $.10       $1.05       $.67
                                     ===========================================
   Basic - pro forma                       $.34     $.07       $ .98       $.61
                                     ===========================================
   Diluted - as reported                   $.36     $.10       $1.04       $.67
                                     ===========================================
   Diluted - pro forma                     $.34     $.07       $ .97       $.60
                                     ===========================================

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

NOTE Q - FINANCING ARRANGEMENTS
The Company maintains two facilities that collectively provide $110 million of credit. As of September 30, 2004 the Company was in compliance with all debt covenants.

The syndicated revolving facility (the "Credit Agreement") was amended on September 1, 2004. The amended Credit Agreement increases the commitment level from $30 million to $40 million and is secured by inventory and certain other assets of the Company and its subsidiaries. The Company is required to meet certain covenants that relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. At September 30, 2004, the Company had no borrowings (loans) outstanding on this credit facility and had letters of credit totaling $16.2 million outstanding, which reduces the amount of borrowings available, under the Credit Agreement. Outstanding letters of credit totaled $20.9 million at December 31, 2003, and $20.7 million at September 30, 2003. The amended facility is scheduled to expire on September 1, 2007.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2004


NOTE Q - FINANCING ARRANGEMENTS - continued

The Company also maintains a securitization of up to $100 million in accounts receivable. At the present time, $70 million of the $100 million is available to the Company. The Company sells all right, title and interest in and to certain of its accounts receivable to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate, bankruptcy remote, special purpose entity that entered into a Receivables Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivables Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. At September 30, 2004, December 31, 2003, and September 30, 2003, the Company had $15 million outstanding, the minimum amount required to be outstanding, under the Receivables Purchase Agreement, all of which was classified as short-term. At September 30, 2004 and September 30, 2003, the weighted average interest rate was 2.05% and 1.98%, respectively. Interest paid for the three months and nine months ended September 30, 2004 was approximately $88,000 and $234,000, and for the three months and nine months ended September 30, 2003 was approximately $57,000 and $206,000, respectively. The securitization has a scheduled termination date of April 7, 2006.

NOTE R - ACCRUED EXPENSES
Accrued expenses consist of:

                                                    September 30   December 31
                                                       2004           2003
                                                   ----------------------------
   Employee Compensation                           $11,075,827     $12,395,998
   Contribution to profit sharing and
     retirement plan                                   870,241       1,436,117
   Health insurance                                    912,901       1,148,038
   Voluntary Separation Program                        551,834         762,106
   Taxes, other than taxes on income                    13,206         814,574
   Other accrued items                               1,735,042       1,175,562
                                                   ----------------------------
                                                   $15,159,051     $17,732,395
                                                   ============================

NOTE S - LEASES
Capital Leases
The Company leases certain data processing and telephone equipment under agreements that expire in various years through 2007. The following is a schedule by year of future minimum capital lease payments required under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2004:

2004                                                       $104,796
2005                                                        114,568
2006                                                         11,146
2007                                                          1,857
                                                       -------------
                                                            232,367
Less amount representing interest                            (8,705)
                                                       -------------
Present value of minimum lease payments                     223,662
Less current portion                                       (208,932)
                                                       -------------
Long-term portion of capital lease obligation              $ 14,730
                                                       =============

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2004

NOTE S - LEASES - continued

Operating Leases
The Company leases certain data processing, office and telephone equipment under agreements that expire in various years through 2009. The Company has also entered into several lease agreements for buildings, expiring in various years through 2012.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2004:
2004                                                     $   813,098
2005                                                       2,940,806
2006                                                       2,283,873
2007                                                       1,507,717
2008                                                       1,058,438
Thereafter                                                 3,083,462
                                                        -------------
                                                         $11,687,394
                                                        =============

NOTE T - EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING
The following table sets forth the computations of basic and diluted earnings per share as required by Statement of Financial Accounting Standards No. 128:

                                      Three Months Ended    Nine Months Ended
                                         September 30          September 30
                                       2004      2003       2004      2003
                                  ----------------------------------------------
Numerator:
  Net income                      $2,941,335 $  792,540  $8,523,714 $5,393,382
Denominator:
  Weighted-average shares
   outstanding                     8,190,664   8,120,476   8,156,965  8,114,594
  Contingently issueable shares-
   Omnibus Stock Purchase Plan       (68,536)    (61,811)    (68,536)   (61,811)
                                  ----------------------------------------------
  Denominator for basic earnings
   per share                       8,122,128   8,058,665   8,088,429  8,052,783
  Effect of dilutive securities:
   Employee stock options             82,736      19,211      72,900     24,596
                                  ----------------------------------------------
   Denominator for diluted
     earnings per share            8,204,864   8,077,876   8,161,329  8,077,379
                                  ==============================================
Basic earnings per share                $.36        $.10       $1.05       $.67
                                  ==============================================
Diluted earnings per share              $.36        $.10       $1.04       $.67
                                  ==============================================

NOTE U - DIVIDENDS DECLARED
  2-21-03           $.15 per share       2-13-04     $.15 per share
  4-15-03            .15                 4-29-04      .15
  7-15-03            .15                 7-20-04      .15
 10-21-03            .15                10-19-04      .15

Blair Corporation has declared a dividend for 284 consecutive quarters.

For the three months and nine months ended September 30, 2004 the company declared dividends of $1,228,236 and $3,672,520, of which $1,183,228 and $3,533,109 was paid directly to shareholders and charged to retained earnings. For the three months and nine months ended September 30, 2003 the company declared dividends of $1,208,821 and $3,623,588, of which $1,160,576 and $3,478,041 was paid directly to shareholders and charged to retained earnings. The remaining dividends declared for the three months and nine months ended September 30, 2004, $45,008 and $139,411, and the three months and nine months ended September 30, 2003, $48,245 and $145,547, were associated with the shares of stock held by the company according to the provisions of the restricted stock awards. These remaining dividends were applied against the receivable from stock plans and were charged to compensation in the financial statements.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2004

NOTE V - INCOME TAXES
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income tax expense (benefit) are as follows:

                               Three Months Ended           Nine Months Ended
                                  September 30                 September 30
                                2004         2003           2004       2003
                             --------------------------------------------------
Currently payable:
   Federal                   $(1,936,000) $(4,845,000)   $4,006,000  $1,539,000
   Foreign                       105,000      163,000       147,000     352,000
   State                        (235,000)    (734,000)      628,000      28,000
                             --------------------------------------------------
                              (2,066,000)  (5,416,000)    4,781,000   1,919,000
Deferred                       3,866,000    5,893,000       444,000   1,384,000
                             --------------------------------------------------
                             $ 1,800,000  $   477,000    $5,225,000  $3,303,000
                             ==================================================

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:

                                  Three Months Ended     Nine Months Ended
                                    September 30            September 30
                                 2004         2003          2004       2003
                             ---------------------------------------------------

Statutory rate applied to
 pretax income               $1,659,467      $444,339    $4,812,050  $3,043,734

State income taxes, net of
federal tax benefit             226,200        (3,900)      323,700     142,350
Other items                     (85,667)       36,561        89,250     116,916
                             ---------------------------------------------------
                             $1,800,000      $477,000    $5,225,000  $3,303,000
                             ===================================================

The Company has approximately $2.8 million of a Pennsylvania net operating loss carry forward that can be used to offset future Pennsylvania Taxable Income. A deferred tax asset has been established based on the $2.8 million net operating loss available to be carried forward. The deferred tax asset is offset by a valuation allowance because it is uncertain as to whether the Company will generate sufficient income in the State of Pennsylvania in the future to absorb the net operating loss before they expire in 2011.

Components of the provision for deferred income tax expense are as follows:

                                  Three Months Ended       Nine Months Ended
                                     September 30            September 30
                                    2004       2003        2004       2003
                                 -----------------------------------------------
Advertising costs                $3,949,000 $4,927,000  $ (262,000) $2,182,000
Provision for doubtful accounts     856,000    216,000   1,437,000     (98,000)
Provision for estimated returns     (16,000)    13,000     213,000    (623,000)
Severance costs                      22,000     33,000      81,000      95,000
Depreciation                        104,000    721,000     (52,000)    (44,000)
Inventory writedown                (277,000)    23,000     264,000      46,000
Deferred stock compensation        (116,000)   (16,000)   (286,000)    (44,000)
Incentive compensation             (547,000)       -0-    (547,000)        -0-
Other items - net                  (109,000)   (24,000)   (404,000)   (130,000)
                                 -----------------------------------------------
                                 $3,866,000 $5,893,000  $  444,000  $1,384,000
                                 ===============================================

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2004

NOTE V - INCOME TAXES - continued

Components of the deferred tax asset and liability under the liability method as of September 30, 2004 and December 31, 2003 are as follows:

                                                    September 30  December 31
                                                      2004           2003
                                                  ----------------------------
 Current net deferred tax asset:
    Doubtful accounts                             $12,685,000     $14,122,000
    Returns allowance                               2,093,000       2,306,000
    Inventory obsolescence                          1,110,000       1,374,000
    Inventory costs                                  (372,000)       (372,000)
    Vacation pay                                    1,921,000       1,798,000
    Advertising costs                              (7,280,000)     (7,542,000)
    State net operating loss                          139,000         196,000
    Other items                                     1,558,000         525,000
                                                  ----------------------------
    Total deferred tax assets                      11,854,000      12,407,000
    State valuation allowance                        (139,000)       (196,000)
                                                  ----------------------------
    Deferred tax assets, net of valuation
      allowance                                   $11,715,000     $12,211,000
                                                  ============================
 Long-term deferred tax liability
    Property, plant and equipment                 $ 2,497,000     $ 2,549,000
                                                  ============================

NOTE W - OTHER INCOME
Other income consists of:
                                Three Months Ended        Nine Months Ended
                                   September 30              September 30
                            ----------------------------------------------------
                                2004         2003          2004        2003
                            ---------------------------------------------------
Finance charges on time
  payment accounts           $9,268,447   $9,010,271   $30,401,349  $26,323,846
Commissions earned              229,524      437,783     1,365,945    1,002,762
Other items                   1,389,263    1,553,831     3,530,982    3,338,280
                            ----------------------------------------------------
                            $10,887,234  $11,001,885   $35,298,276  $30,664,888
                            ====================================================

Finance charges on time payment accounts are recognized on an accrual basis of accounting. The higher finance charges primarily resulted from increased finance charge revenues associated with the establishment of JLB Service Bank on August 20, 2003.

NOTE X - BUSINESS SEGMENT AND CONCENTRATION OF BUSINESS RISK
The Company operates as one segment in the business of selling women's and men's fashion apparel and accessories and home furnishing items. Specifically, the segment includes the Womenswear, Menswear, Home, Crossing Pointe, Stores and Allegheny Trail product lines. Allegheny Trail was added in the third quarter of 2003. The Stores product line was added in the first quarter of 2004 reflecting a reclassification within the segment from the other product lines to this product line. The Company announced on May 3, 2004, that they will discontinue circulation of its Crossing Pointe Catalog title beginning in 2005. The Company's intention is to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The decision to focus on core operations is based in part on the historical success of the Blair brand and an extensive consumer and brand strategy study undertaken by the Company as part of its efforts to enhance profitability and shareholder value. The Company has evaluated the impact of discontinuing circulation of the Crossing Pointe title on all assets associated with this operation. All appropriate reserves have been recorded. The Company does not anticipate that this decision will have a negative effect on 2004 profitability, but does expect it to benefit 2005 performance.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2004


NOTE X - BUSINESS SEGMENT AND CONCENTRATION OF BUSINESS RISK - continued

The Company's segment reporting is consistent with the presentation made to the Company's chief operating decision-maker. The Company's customer base is comprised of individuals throughout the United States and is diverse in both geographic and demographic terms. Advertising is done mainly by means of catalogs, direct mail letters and the internet, which offer the Company's merchandise.

Sales of the women's and men's fashion apparel and accessories accounted for 86% of total sales through the three months and nine months ended September 30, 2004 and 88% of total sales through the three months and nine months ended September 30, 2003, respectively. Home products accounted for the remaining sales volume.

NOTE Y - LONG-LIVED ASSETS PREVIOUSLY CLASSIFIED AS HELD FOR SALE
In January 2003, the Company made the decision to close its liquidation outlet store located in Erie, Pennsylvania. This closure was effective at the close of business on March 28, 2003. While the Company continues to hold the assets for sale, the sales process has taken longer than anticipated and the assets are no longer being classified as Held for Sale in accordance with SFAS No. 144. The carrying value of the asset, after considering a $300,773 impairment charge taken in 2003, is deemed to be stated fairly at September 30, 2004.

NOTE Z - VOLUNTARY SEPARATION PROGRAM
In the first quarter of 2004, the Company accrued and charged to expense $67,000 in separation costs. The costs were charged to General and Administrative Expense in the income statement. The $67,000 charge represents severance pay, related payroll taxes and medical benefits due the 33 eligible employees who accepted the voluntary separation program offered in connection with closing the Company's Outlet Store located in Warren, Pennsylvania on January 16, 2004. As of the end of the first quarter of 2004, $67,000 had been paid. This liability is considered satisfied.

In the first quarter of 2003, the Company accrued and charged to expense $75,000 in separation costs. The costs were charged to General and Administrative Expense in the income statement. The $75,000 charge represents severance pay, related payroll taxes and medical benefits due the 32 eligible employees who accepted the voluntary separation program offered in connection with closing the Company's Outlet Store located in Erie, Pennsylvania on March 28, 2003. As of the end of the second quarter of 2003, $53,000 had been paid. This liability is considered satisfied and resulted in $22,000 being taken back to income in the second quarter of 2003.

In the first quarter of 2001, the Company accrued and charged to expense $2.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The $2.5 million charge represents severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of the end of the third quarter of 2004, $1.9 million of the $2.5 million has been paid.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                       BLAIR CORPORATION AND SUBSIDIARIES

                               September 30, 2004

Results of Operations

Comparison of Third Quarter 2004 and Third Quarter 2003

Net income for the third quarter ended September 30, 2004 was $2.9 million, or $.36 per basic and diluted share, compared to net income of $793,000, or $.10 per basic and diluted share, for the third quarter ended September 30, 2003. Results for the third quarter of 2004 reflect a planned decrease in net sales offset primarily by enhanced efficiencies of core operations and the Company's continued focus on profitability and enhancing shareholder value.

Net sales for the third quarter of 2004 totaled $107.1 million and were 13.7% lower ($17.0 million) than net sales for the third quarter of 2003. The number of advertising mailings and incoming orders decreased in the third quarter of 2004 as compared to the third quarter of 2003. This reflects the Company's strategic decision to focus on more targeted mailings for greater efficiency and optimized yield. Gross sales revenue generated per advertising dollar increased almost 11% in the third quarter of 2004 compared to the third quarter of 2003. The total number of orders shipped decreased 18.2% while the average order size increased 4.6% in the third quarter of 2004 as compared to the third quarter of 2003. The provision for returned merchandise as a percentage of gross sales decreased (135 basis points) in the third quarter of 2004 as compared to the third quarter of 2003. Management attributes this favorable change to improved product quality and fit.

Other income decreased 1.0% from $11.0 million to $10.9 million in the third quarter of 2004 versus the third quarter of 2003. Increased finance charges were primarily offset by lower continuity program commissions earned. The higher finance charges resulted primarily from increased finance charge revenues associated with the Blair Credit activities of JLB Service Bank.

Cost of goods sold decreased $9.3 million (15.3%) to $51.5 million in the third quarter of 2004 as compared to the third quarter of 2003. Cost of goods sold as a percentage of net sales decreased to 48.07% in the third quarter of 2004 from 49.0% in the third quarter of 2003. The decrease can be attributed primarily to reduced customer returns, declining merchandise costs and, to a lesser extent, lower overall shipping and liquidation costs in the third quarter of 2004 as compared to the third quarter of 2003.

Advertising expenses in the third quarter of 2004 decreased $7.8 million (23.1%) to $25.9 million from the third quarter of 2003. The Company's more targeted mailings lead to strategic decreases in catalog and letter mailings. The catalog reduction includes the reduction in Crossing Pointe mailings as a result of the Company's decision to discontinue circulation of its 4 year old Crossing Pointe title in early 2005.

The total number of catalog mailings released in the third quarter of 2004 was
11.2 million or 23.2% less than in the third quarter of 2003. The total number of prospect catalog mailings decreased 5.0 million (46.8%) in the third quarter of 2004 as compared to the third quarter of 2003. The reduction in prospect circulation is primarily attributable to reduced Crossing Pointe circulation in the third quarter of 2004 compared to the third quarter of 2003.

The total number of letter mailings released in the third quarter of 2004 decreased by 27.7% (3.2 million) as compared to the third quarter of 2003.

Total circulation of the co-op and media advertising programs decreased 12.0% (18.2 million pieces) in the third quarter of 2004 as compared to the third quarter of 2003.

The Company launched e-commerce sites for Blair www.blair.com, and Crossing Pointe www.crossingpointe.com, in the third quarter of 2000. In the third quarter of 2004, the Company generated $20.4 million in e-commerce sales demand as compared to $18.7 million in the third quarter of 2003, a 9.1% increase.

General and administrative expense decreased 4.0% ($1.3 million) in the third quarter of 2004 as compared to the third quarter of 2003. The lower general and administrative expense in the third quarter of 2004 was primarily attributable to reduced variable employee costs associated with lower sales volume. As a percent of net sales, general and administrative expenses were 29.2% for the quarter ended September 30, 2004 compared to 26.2% for the quarter ended September 30, 2003. The increase in percentage of net sales is primarily attributable to increased fees for professional services which is partially due to the added expense of complying with Section 404 of the Sarbanes-Oxley Act.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                               September 30, 2004

Results of Operations - Continued

Comparison of Third Quarter 2004 and Third Quarter 2003 - Continued

The provision for doubtful accounts decreased $2.2 million from $6.7 million to $4.5 million or 33.2% in the third quarter of 2004 as compared to the third quarter of 2003. The decrease is primarily the result of a 13.0% decrease in credit sales. The estimated bad debt rate used in the third quarter of 2004 was 185 basis points lower than the bad debt rate used in the third quarter of 2003. The estimated bad debt rate has decreased primarily due to reduced credit offers to both Blair and Crossing Pointe prospects as well as improved delinquency and charge-off experience. Prospect credit offers traditionally result in higher bad debts.

The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). At September 30, 2004, the delinquency rate of open accounts receivable was 192 basis points lower than at September 30, 2003. The charge-off rate for the third quarter of 2004 was 17 basis points lower than the charge-off rate for the third quarter of 2003.

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

Interest expense increased $22,679 (31.4%) in the third quarter of 2004 compared to the third quarter of 2003. Interest expense results primarily from the Company's required borrowings under the Receivables Purchase Agreement. Interest rates have been higher in the third quarter of 2004.

Income taxes as a percentage of income before income taxes were 38.0% in the third quarter of 2004 and 37.6% in the third quarter of 2003. The federal income tax rate was 35% in both years. The slight change in the total income tax rate was caused by a change in the Company's effective state income tax rate.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                               September 30, 2004

Results of Operations - continued

Comparison of Nine Month Periods Ended September 30, 2004 and September 30,
2003

Net income for the nine months ended September 30, 2004 increased 58.0% to $8.5 million, or $1.05 per basic and $1.04 per diluted share, as compared to $5.4 million, or $.67 per basic and diluted share, for the nine months ended September 30, 2003. Results for the first nine months of 2004 reflect a planned decrease in net sales offset primarily by enhanced efficiencies of core operations and the Company's focus on profitability and enhancing shareholder value.

Net sales for the first nine months of 2004 decreased $52.7 million to $362.7 million or 12.7% less than net sales for the first nine months of 2003. The decrease in net sales was primarily attributable to the Company's strategic decision to focus on more targeted mailings for greater efficiency and optimized yield. Gross sales revenue generated per advertising dollar increased approximately 4.2% in the first nine months of 2004 as compared to the first nine months of 2003. The provision for returned merchandise as a percentage of gross mail order sales decreased slightly (32 basis points) in the first nine months of 2004 as compared to the first nine months of 2003. Management attributes this favorable change to improved product quality and fit.

Other income increased approximately $4.6 million or 15.1% to $35.3 million in the first nine months of 2004 as compared to the first nine months of 2003. Increased finance charges and commissions were primarily responsible for the higher other income. The higher finance charges resulted primarily from increased finance charge revenues associated with the establishment of JLB Service Bank on August 20, 2003. The higher commissions resulted from increased continuity program activity.

Cost of goods sold decreased $28.2 million or 14.0% to $173.2 million in the first nine months of 2004 as compared to the same period in 2003. As a percentage of net sales, cost of goods sold decreased to 47.8% in the first nine months of 2004 from 48.5% in the first nine months of 2003. The decrease in cost of goods sold can be attributed primarily to reduced customer returns, declining merchandise costs and to a lesser extent, lower overall shipping and liquidation costs in 2004 as compared to 2003.

Advertising expenses in the first nine months of 2004 decreased $18.9 million or 16.6% to $95.0 million. The Company's more targeted mailings lead to strategic decreases in catalog and letter mailings. The catalog reduction includes the reduction in Crossing Pointe mailings as a result of the Company's decision to discontinue circulation of its 4 year old Crossing Pointe title in early 2005.

The total number of catalog mailings released in the first nine months of 2004 was 14.9 million or 9.5% less than those released in the first nine months of 2003. The total number of prospect catalog mailings decreased 9.6 million (20.5%) in the first nine months of 2004 as compared to the first nine months of 2003.

The total number of letter mailings released in the first nine months of 2004 was 19.1 million or 42.5% less than those released in the first nine months of 2003.

Total circulation of the co-op and media advertising programs decreased 130.7 million pieces or 21.1% in the first nine months of 2004 as compared to the first nine months of 2003.

The Company launched e-commerce sites for Blair www.blair.com and Crossing Pointe www.crossingpointe.com in the third quarter of 2000. In the first nine months of 2004, the Company generated $66.0 million in e-commerce gross sales demand, an increase of 9.5% over the first nine months of 2003.

General and administrative expense of $97.7 million for the first nine months of 2004 is $1.3 million or 1.3% less than the first nine months of 2003. Reduced variable employee costs associated with lower sales volume served to lower general and administrative expense in the first nine months of 2004. Offsetting the labor related reduction in general and administrative expenses was an increase in professional fees. The increased professional fees partially reflect costs associated with the engagement of McKinsey & Company, a national marketing and strategy consulting firm, to assist the Company in conducting a comprehensive consumer, brand and strategy study aimed at enhancing shareholder value. Another contributing factor is fees related to complying with Section 404 of the Sarbanes-Oxley Act

The provision for doubtful accounts decreased $4.9 million from $23.0 million to $18.1 million or 21.3% for the first nine months of 2004 compared to the same period in 2003. The estimated bad debt rate used in the first nine months of 2004 was approximately 12% or 100 basis points lower than the bad debt rate used in the first nine months of 2003. The

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                               September 30, 2004

Results of Operations - continued

Comparison of Nine Month Periods Ended September 30, 2004 and September 30, 2003 - continued

estimated bad debt rate has decreased primarily due to reduced credit offers to both Blair and Crossing Pointe prospects as well as improved delinquency and charge-off experience. Prospect credit offers traditionally result in higher bad debts.

The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). At September 30, 2004, the delinquency rate of open accounts receivable was approximately 14% or 192 basis points lower than at September 30, 2003. The charge-off rate for the first nine months of 2004 was 5% or 7 basis points lower than the charge-off rate for the first nine months of 2003.

At this time, the Company believes that the allowance for doubtful accounts is sufficient to cover the charge-offs from the current customer accounts receivable portfolio. Also, credit granting, collection and behavior models continue to be updated and improved, and, along with expanding database capabilities, provide valuable credit-marketing opportunities and improve the ability to forecast doubtful accounts.

Interest expense increased approximately $4,000 to $260,893 or 1.5% in the first nine months of 2004 as compared to the first nine months of 2003. Interest expense results primarily from the Company's required borrowings under the Receivables Purchase Agreement. Interest rates have been higher in the first nine months of 2004.

Income taxes as a percentage of income before income taxes were 38.0% in the first nine months of 2004 and 2003. The federal income tax rate was 35% in both years.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                               September 30, 2004

Liquidity and Sources of Capital

The Company maintains two facilities that collectively provide $110 million of credit. As of September 30, 2004 the Company was in compliance with all debt covenants.

The syndicated revolving facility (the "Credit Agreement") was amended on September 1, 2004. The amended Credit Agreement increases the commitment level from $30 million to $40 million and is secured by inventory and certain other assets of the Company and its subsidiaries. The Company is required to meet certain covenants that relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. At September 30, 2004, the Company had no borrowings (loans) outstanding on this credit facility and had letters of credit totaling $16.2 million outstanding, which reduces the amount of borrowings available, under the Credit Agreement. Outstanding letters of credit totaled $20.9 million at December 31, 2003, and $20.7 million at September 30, 2003. The amended facility is scheduled to expire on September 1, 2007.

The Company also maintains a securitization of up to $100 million in accounts receivable. At the present time, $70 million of the $100 million is available to the Company. The Company sells all right, title and interest in and to certain of its accounts receivable to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate, bankruptcy remote, special purpose entity that entered into a Receivables Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivables Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. At September 30, 2004, December 31, 2003, and September 30, 2003, the Company had $15 million outstanding, the minimum amount required to be outstanding, under the Receivables Purchase Agreement, all of which was classified as short-term. At September 30, 2004 and September 30, 2003, the weighted average interest rate was 2.05% and 1.98%, respectively. Interest paid for the three months and nine months ended September 30, 2004 was approximately $88,000 and $234,000, and for the three months and nine months ended September 30, 2003 was approximately $57,000 and $206,000, respectively. The securitization has a scheduled termination date of April 7, 2006.

The following table and narrative highlight significant changes in cash and cash equivalents for the nine months ended September 30, 2004 and 2003.

                                                Nine Months Ended
                                                   September 30
                                                                    Increase/
                                          2004          2003       (decrease)
                                     -------------------------------------------

Net cash provided by (used in)
  operating activities                 $3,943,327   $(1,757,429)   $5,700,756
Net cash (used in) investing
  activities                           (2,924,292)   (5,337,788)    2,413,496
Net cash (used in) financing
  activities                           (2,008,153)   (3,513,067)    1,504,914
Effect of exchange rate changes on
  cash                                     10,978       (48,082)       59,060
                                     -------------------------------------------
Net (decrease) in cash and cash
  equivalents                          $ (978,140) $(10,656,366)   $9,678,226
                                     ===========================================

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                               September 30, 2004

Liquidity and Sources of Capital  - continued

Net cash provided by operating activities was $3.9 million for the nine months ended September 30, 2004, a $5.7 million increase compared to the same period in fiscal 2003. This increase is primarily attributable to a $3.1 million improvement in net income along with favorable changes in several components of working capital. The primary factors of improved working capital are favorable changes to accounts receivable ($4.9 million) and accrued taxes ($4.9 million). These positive impacts were offset somewhat by a $6.8 million change in payables and accrual balances resulting from the seasonal build in merchandise inventory.

The net cash flow used in investing activities was lower by $2.4 million due to lower level of capital expenditures. In 2003, the Company was in the final stages of a modernization and expansion program of its fulfillment complex.

The $1.5 million increase in net cash flows used in financing activities for the nine months ended September 30, 2004 over the comparable period in 2003, is primarily due to higher proceeds from exercised stock options.

Anticipated cash requirements during 2004 are primarily to fund capital expenditures and pay dividends. The Company expects to fund 2004 cash requirements with cash generated from operations and cash on hand.

The Company was in compliance with all debt covenants as of September 30, 2004. The Company believes it has adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

Merchandise inventory turnover was 2.8 at September 30, 2004, 3.4 at December 31, 2003 and 3.5 at September 30, 2003. Merchandise inventory as of September 30, 2004 was 24.7% higher than at December 31, 2003 and 25.9% higher than at September 30, 2003. The increase in merchandise inventories is primarily the result of the company's efforts to improve initial and final merchandise fill rates thereby positively impacting profitability and customer service levels.

The merchandise inventory levels are net of the Company's reserve for inventory obsolescence. The reserve totaled $2.9 million at September 30, 2004, $3.6 million at December 31, 2003 and $3.9 million at September 30, 2003. Inventory write-offs and write-downs (reductions to below cost) charged against the reserve for obsolescence were $5.8 million in the first nine months of 2004 and $4.0 million in the first nine months of 2003. The closing of the Starbrick Outlet Store in January 2004, accounts for $2.4 million of the write-downs in the first nine months of 2004. These write-downs were provided for in the December 31, 2003 obsolescence reserve. Due to the nonrecurring nature of the write-downs related to the closing of the Starbrick Outlet Store, the obsolescence reserve at September 30, 2004 is lower than the reserve at December 31, 2003 on higher levels of inventory. However, management believes that the amount of the reserve for obsolescence is appropriate. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold, based on the levels of merchandise inventory and merchandise purchases.

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

The reduction in Crossing Pointe net sales is the result of reduced circulation in the first nine months of 2004 compared to the first nine months of 2003. The Company will discontinue its 4 year old Crossing Pointe catalog title in early 2005.

The Store product line shows a decrease of $3.4 million in merchandise inventory when comparing the September 30, 2004 balance to the September 30, 2003 balance. This is due to the closing of the Starbrick Outlet Store in January, 2004, which was accounted for in the fourth quarter of 2003.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                               September 30, 2004

Liquidity and Sources of Capital  - continued

The following tables illustrate the percent of net sales and merchandise inventory that each product line represents.

                        9/30/04      Percent of      9/30/03       Percent of
                       Net Sales      Total Net     Net Sales       Total Net
   Product Line      (in millions)      Sales     (in millions)       Sales
-------------------  -------------   ----------   -------------    ----------

Womenswear                  $232.9      64.2%         $266.0          64.0%
Menswear                      61.0      16.8%           63.6          15.3%
Home                          49.2      13.6%           50.4          12.1%
Crossing Pointe               16.4       4.5%           30.6           7.4%
Stores                         2.2       0.6%            4.7           1.1%
Allegheny Trail                1.0       0.3%            0.2           0.1%
                     --------------  ----------   -------------    ----------
Total                       $362.7     100.0%         $415.5         100.0%
                     ==============  ==========   =============    ==========


                        9/30/04           9/30/03
                      Merchandise       Merchandise
                       Inventory         Inventory
   Product Line       (in millions)    (in millions)
-------------------  --------------  ----------------

Womenswear                   $49.6             $38.5
Menswear                      17.2               8.0
Home                           9.5               5.1
Crossing Pointe                3.3               8.3
Stores                         0.5               3.9
Allegheny Trail                2.2               1.5
                      ---------------  ----------------
Total                        $82.3             $65.3
                      ===============  ================

The Company looks upon its credit granting (Blair Credit) as a marketing advantage. Blair Credit customers, on average, buy more, buy more often and are more loyal than cash and credit card customers. The Company has determined that the benefit from the increased sales volume achieved by offering Blair Credit is significant and more than outweighs the cost of the credit program. The Company's gross credit sales decreased 10.4% in the first nine months 2004 as compared to first nine months 2003 in line with the strategic decision to focus on more targeted mailings for greater efficiency and optimized yield.

On August 20, 2003 the Company commenced operations of a new wholly-owned subsidiary, JLB Service Bank. The establishment of JLB Service Bank enables the Company to manage its credit portfolio in a more cost-effective and efficient manner. The bank's products involve the extension of credit on an unsecured basis to individuals who are customers of Blair Corporation to facilitate their purchases of Blair merchandise. As of September 30, 2004, JLB Service Bank's total assets represented 1.68% of total consolidated assets of the Company. Gross revenue of JLB Service Bank was .97% of the Company's consolidated gross revenue for the nine months ended, September 30, 2004.

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $2.9 million during the first nine months 2004, compared to $5.3 million during the first nine months 2003.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                               September 30, 2004

Liquidity and Sources of Capital  - continued

Upon review of the Company's inventory liquidation strategy, the Company made the following decisions. In January 2004, the Company closed its outlet store located in Warren, Pennsylvania. This closure was effective at the close of business on January 16, 2004. The Company is considering alternative uses for the building. On March 28, 2003, the Company closed its outlet store located in Erie, Pennsylvania. While the Company continues to hold the assets for sale, the sales process has taken longer than anticipated and the assets are no longer being classified as Held for Sale in accordance with SFAS No. 144. The carrying value of the asset, after considering a $300,773 impairment charge taken in 2003, is deemed to be stated fairly at September 30, 2004. Evolvement of the Company's inventory liquidation strategy into more rapid and profitable methods of disposing obsolete and excess inventory led to these decisions. Over the past three years, package insertions, telephone upsell promotions, sale catalogs and the growing e-commerce channel have proven to be more successful and profitable in moving inventory than the traditional outlet sales process.

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

                                    Payments Due By Period
Contractual                     Less than      1 - 3       4 - 5    More than 5
  Obligations        Total        1 year       years       years        years
----------------  -----------  -----------  -----------  ----------  -----------
Capital Lease
  Obligations     $   232,367  $   104,796   $  127,571  $      -0-  $       -0-
Operating Leases   11,687,394      813,098    6,732,396   2,008,486    2,133,414
Unconditional
  Purchase
  Obligations -
  Outstanding
    Letters of
      Credit       16,200,000   16,200,000          -0-         -0-         -0-
Line of Credit -
  Securitization   15,000,000   15,000,000          -0-         -0-         -0-
                  -----------  -----------   ----------  ----------  -----------
   Total          $43,119,761  $32,117,894   $6,859,967  $2,008,486  $2,133,414
                  ===========  ===========   ==========  ==========  ===========

The Company has commercial commitments consisting of a revolving credit facility of $40 million and a receivables securitization of $70 million.

                                                        Amount of Commitment
                                                        Expiration Per Period
Other Commercial     Total
Commitments         Amounts       Less than      1 - 3     4 - 5     After 5
                   Committed       1 year        years     years      years
----------------  -----------    -----------  -----------  -----     -------
Line of Credit-
 Revolving
 effective
 9/01/04          $ 40,000,000   $40,000,000  $       -0-  $ -0-     $   -0-
Line of Credit -
 Securitization
 effective 4/9/03   70,000,000           -0-   70,000,000    -0-         -0-
                  ------------   -----------   ----------  ------    -------
           Total  $110,000,000   $40,000,000  $70,000,000  $ -0-     $   -0-
                  ============   ===========  ===========  ======    =======

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                               September 30, 2004

Contractual Obligations - continued

If an event of default should occur, payments and/or maturity of the lines of credit could be accelerated. The Company is not in default and does not expect to be in default of any of the provisions of the credit facilities. (See "Liquidity and Sources of Capital" for details of the Company's credit facilities).

The Company recently declared a quarterly dividend of $.15 per share payable on December 15, 2004. The Company has declared dividends for 284 consecutive quarters. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an ongoing basis. (See "Future Considerations").

Critical Accounting Policies

Preparation of the Company's financial statements requires the application of a number of accounting policies which are described in "Note 1, Significant Accounting Policies" in the "Notes to Consolidated Financial Statements" in the Company's 2003 10-K. The critical accounting policies, which if interpreted differently under different conditions or circumstances could result in material changes to the reported results, deal with properly valuing accounts receivable and inventory. Properly valuing accounts receivable and inventory requires establishing proper reserve and allowance levels, specifically the allowances for doubtful accounts and returns and the reserve for inventory obsolescence. The Company's senior financial management and the Company's auditors review the critical accounting policies and estimates with the Audit Committee of the Board of Directors.

The Company's revenue recognition policy is as follows: Sales (cash, Blair Credit, or third party credit card) are recorded when the merchandise is shipped to the customer in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition.

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

The allowance for returns is a deduction from customer accounts receivable. A monthly provision for anticipated returns is recorded as a percentage of gross sales, based upon historical experience. The provision is charged against gross sales to arrive at net sales, and actual returns are charged against the allowance for returns. Returns are generally more predictable as they settle within two-to-three months, but are impacted by season, new products and/or product lines, type of sale (cash, credit card, Blair Credit) and sales mix (prospect/customer). The Company feels that the allowance for returns is sufficient to cover the returns that will occur after September 30, 2004 from sales prior to October 1, 2004. A change in the returns rate would cause changes in the provision for returns and the allowance for returns. Based on the Company's 2003 level of sales, net income would change by approximately $2.0 million, or $.26 per share, from a one percentage point change in the returns rate.

The reserve for inventory obsolescence and related items, inventory levels and write-downs, are discussed in "Liquidity and Sources of Capital" and "Future Considerations". The Company feels that the reserve for inventory obsolescence is sufficient to cover the write-offs that will occur in future years on merchandise in inventory as of September 30, 2004. A change in the obsolescence rate would cause changes in cost of goods sold and the reserve for inventory obsolescence . Based on the Company's 2003 level of merchandise subject to obsolescence, net income would change by approximately $1.9 million, or $.24 per share, from a one percentage point change in the obsolescence rate.

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

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                               September 30, 2004

Critical Accounting Policies - continued

At September 30, 2004, the Company had total gross deferred tax assets of $11.7 million. These assets relate principally to asset valuation reserves including bad debts, returns and inventory obsolescence. Based on recent historical earnings performance and current projections, management believes that a valuation allowance is not required against these deferred tax assets, except for the valuation allowance against state net operating losses, which was provided due to its uncertainty of realization based upon the state's net operating loss carryforward rules.

Impact of Inflation and Changing Prices

Although inflation has moderated in our economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. Historically, profit margins have been pressured by postal and paper rate increases. Paper rates have moderated over the reporting period. Postal rates increased on January 10, 1999, on January 7, 2001, on July 1, 2001 and again on September 30, 2002. Based on recent public communications by the United States Postal Service, it is anticipated that postal rates will not increase again until 2006. The Company spent approximately $103.8 million for postage and delivery services in 2003.

The Company principally uses the LIFO method of accounting for its merchandise inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces distortion in reported income due to increasing costs. However, the Company has been experiencing consistent to declining merchandise costs and the LIFO reserve has fallen to $4.5 million at September 30, 2004 and at December 31, 2003 from $5.7 million at September 30, 2003.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

                       BLAIR CORPORATION AND SUBSIDIARIES

                               September 30, 2004

Accounting Pronouncements - continued

for long-lived assets to be disposed. The Company's adoption of this statement in the first quarter of 2002 did not have an impact on the Company's financial results for 2002. During 2003, the provisions of this statement impacted the accounting treatment of the planned sale of the Blair Outlet Store in Erie, Pennsylvania. (See Note Y)

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in the first quarter of 2003 did not have an impact on the Company's financial results. During 2004 and 2003, the provisions of this statement impacted the accounting treatment of the voluntary separation of employees due to the closing of the Blair Outlet Stores in Warren, Pennsylvania and Erie, Pennsylvania. (See Note Z)

The Company adopted SFAS No. 148, Accounting For Stock-Based Compensation Transition and Disclosure an amendment of SFAS No. 123, Accounting For Stock-Based Compensation effective the year ended December 31, 2002. It provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's adoption of SFAS No. 148 in 2002 enhanced stock-based employee compensation disclosures and had no effect on the method of accounting followed by the Company.

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

On October 13, 2004, the Financial Accounting Standards Board (FASB) concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. While the statement has not been finalized, its current form will require the company to expense the fair value of stock option grants rather than disclose the impact on its consolidated net income within the footnotes, as is our current practice.

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

                               September 30, 2004

Future Considerations - continued

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

The Company announced on May 3, 2004, that it will discontinue circulation of its four year-old Crossing Pointe Catalog title beginning in 2005 and is presently evaluating the opportunity for maintaining a web based Crossing Pointe business. The Company's intention is to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The decision to focus on core operations is based in part on the historical success of the Blair brand and an extensive consumer and brand strategy study undertaken by the Company as part of its efforts to enhance profitability and shareholder value. The Company does not anticipate that this decision will have a negative effect on 2004 profitability, but does expect it to benefit 2005 performance.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements are included in, but not limited to, the following sections of the report:

      - The paragraph on the provision for doubtful accounts in the Results of Operations, Comparison of Third Quarter 2004 and Third Quarter 2003.

      - The paragraph on the provision for doubtful accounts in the Results of Operations, Comparison of Nine Month Periods Ended September 30, 2004 and September 30, 2003.

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

New requirements adopted by the Securities and Exchange Commission in response to the passage of the Sarbanes-Oxley Act of 2002 will require an annual review and evaluation of our internal control systems and attestation of these systems by our independent auditors. We are currently reviewing our internal control procedures and considering further documentation of such procedures that may be necessary. While we currently believe we have identified and committed the appropriate resources and developed an achievable plan of execution to meet all of the new requirements in a timely manner, there is risk inherent in the significant number of tasks to be completed over the balance of our fiscal year. Any improvements in our internal control systems or in documentation of such control systems could be costly to prepare or implement, divert attention of management of finance staff, and may cause our operating expenses to increase over the ensuing year.

                       BLAIR CORPORATION AND SUBSIDIARIES

                               September 30, 2004


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

                                 September 30, 2004


Item 1. Legal Proceedings

      The Company is from time to time a party to ordinary routine litigation incidental to various aspects of its operations. Management is not currently aware of any litigation that will have a material adverse impact on the Company's financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Not Applicable.

Item 3.  Defaults Upon Senior Securities
         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5.  Other Information

On October 22, 2004, the Company announced that it is exploring the possibility of selling its consumer finance receivable portfolio to a third-party financial institution. Similar to financial institutions that issue credit cards, Blair currently offers its domestic customers credit for Blair-related purchases. This action is responsive to a suggestion made by a small group of shareholders in July to sell the consumer finance receivable portfolio. The Company has retained outside advisors to assist in exploring this alternative. The ultimate determination will be based on what is in the best interest of all Blair shareholders.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
            3.1   Restated Certificate of Incorporation (1)
            3.2   Amended and Restated Bylaws of Blair Corporation (2)
            4     Specimen Common Stock Certificate (3)
           10.1 Stock Accumulation and Deferred Compensation Plan for Directors (4)
           10.2  Blair Corporation 2000 Omnibus Stock Plan (5)
           10.3  Blair Credit Agreement (6)
           10.4  Amendment No. 2 to Credit Agreement (7)
           10.5  Amendment No. 3 to Credit Agreement (8)
           10.6  Change in Control Severance Agreement-Vice Presidents
           10.7 Change in Control Severance Agreement-CEO and Senior Vice Presidents
           11    Statement regarding computation of per share earnings 9)
           31.1  Section 302 Certification-CEO
           31.2  Section 302 Certification-CFO
           32.1  Section 906 Certification-CEO
           32.2  Section 906 Certification-CFO

                         BLAIR CORPORATION AND SUBSIDIARIES

                                 September 30, 2004


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

(8) Certain schedules to the agreement have been omitted.

(9) Incorporated by reference to Note T of the financial statements included herein.

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



Date:   November 9, 2004               By          JOHN E. ZAWACKI
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



 Date: November 9, 2004                            JOHN E. ZAWACKI
----------------------------                      ----------------------------
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



Date: November 9, 2004                             BRYAN J. FLANAGAN
-----------------------------                    -----------------------------
                                                   BRYAN J. FLANAGAN
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Zawacki, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 Date: November 9, 2004                      JOHN E. ZAWACKI
 ----------------------                     --------------------------
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

                                                                    Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan J. Flanagan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 Date: November 9, 2004                      BRYAN J. FLANAGAN
 ----------------------                   ----------------------------
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

                                                                    Exhibit 10.5

                               THIRD AMENDMENT TO
                                CREDIT AGREEMENT


      This Third Amendment to Credit Agreement (the "Third Amendment") is dated as of September 1, 2004 and is made by and among BLAIR CORPORATION, a Delaware corporation (the "Borrower"), the Guarantors now or hereafter party thereto, the BANKS under the Credit Agreement (as hereafter defined) and PNC BANK, NATIONAL ASSOCIATION, in its capacity as agent for the Banks under the Credit Agreement (hereinafter referred to in such capacity as the "Agent").

                                     RECITALS:

      WHEREAS, the Borrower, the Guarantors, the Banks and the Agent entered into that certain Credit Agreement dated as of December 20, 2001, as amended by that Amendment No.1 to Credit Agreement dated as of July 8, 2002 and by that Amendment No.2 to Credit Agreement dated as of July 25, 2003 (as amended to date, the "Credit Agreement");

      WHEREAS, the parties to the Credit Agreement desire to amend the Credit Agreement as set forth herein; and

      WHEREAS, capitalized terms used herein and not otherwise defined herein shall have the meanings given to them under the Credit Agreement.

      NOW, THEREFORE, in consideration of the foregoing and intending to be legally bound, the parties hereto agree as follows:


Amendments to and Waivers Under the Credit Agreement other than Anti-Terrorism Provisions.

Definitions.
            The following new definitions shall be inserted in alphabetical order in Section 1.1 of the Credit Agreement:

                  Book Value of Qualifying Fixed Assets shall mean the net book value of Qualifying Fixed Assets as of the mot recently ended fiscal quarter.

                  Consolidated Adjusted Indebtedness shall mean (i) the consolidated Indebtedness of the Borrower and its Subsidiaries, less (ii) the positive difference between (A) total cash plus Permitted Investments of the Borrower and its Subsidiaries on a consolidated basis less (B) $5,000,000.

                  Qualifying Fixed Assets shall mean equipment, subject to
                  -----------------------
      the following conditions

                  (i)   the Loan Parties own such equipment;

                  (ii) such property is located on the owned or leased premises of the Loan Parties; and

                  (iii) the Agent has a Prior Security Interest in such
                        property, free and clear of any Liens except for Permitted Liens.

            The following definitions are hereby amended and restated to read as set forth below:

                         Base Tangible Net Worth shall mean, as of any date of determination, the sum of $245,000,000 (representing approximately
       90% of the Consolidated Tangible Net Worth of the Borrower and its Subsidiaries as of June 30, 2004), plus the sum of the following amounts earned or received from July 1, 2004 through the last day of each fiscal quarter after June 30, 2004: (i) 50% of consolidated net income of the Borrower

                                                                    Exhibit 10.5



      and its Subsidiaries for each fiscal quarter in which net income was earned (as opposed to a net loss) plus (ii) 50% of the proceeds received by Borrower from any sale by Borrower of capital stock of the Borrower after deducting expenses incurred in connection with such sale

                        Borrowing Base shall mean at any time the sum of (i) 50% of Qualified Inventory, (ii) the lesser of (A) $10,000,000 or (B) 50% of the Book Value of Qualifying Fixed Assets plus (iii) the amount of cash maintained in the Collateral Account, provided that the Cash Collateral Condition has been met. Notwithstanding anything to the contrary herein, upon thirty (30) days prior written notice from the Agent to the Borrower, the Required Banks may, in their reasonable discretion based on customary or industry standards, at any time hereafter, increase or decrease the advance percentage for Qualified Inventory or the Book Value of Qualifying Fixed Assets, or increase the level of any reserves or ineligibles, or define or maintain such other reserves or ineligibles, as the Required Banks may deem necessary or appropriate. Any such change shall become effective immediately upon written notice from the Agent to the Borrower for the purpose of calculating the Borrowing Base hereunder.

                        EBITDA for any period of determination shall mean
                        ------

                        (i) the sum of net income, depreciation, amortization, other non-recurring, non-cash charges to net income and losses on the sale of assets, and interest expense and income tax expense minus (ii) non-recurring, non-cash credits to net income and gains on the sale of assets, in each case of the Borrower and its Subsidiaries for such period determined and consolidated in accordance with GAAP.

                        Expiration Date shall mean, with respect to the Commitments, August 31, 2007.

                        Fixed Charges shall mean the sum of interest expense (net of cash interest income on Permitted Investments) (including borrowing, interest capital or equivalent costs under the Trade Receivables Securitization), scheduled principal payments on Indebtedness including capital leases, dividends and distributions to shareholders of the Borrower and capital expenditures .

                        Leverage Ratio shall mean as of any date of determination the ratio of Consolidated Adjusted Indebtedness of Borrower and its Subsidiaries on such date to the EBITDA for the four prior fiscal quarters ending on such date or immediately before such date if such date is not a quarter end.


Issuance of Letters of Credit (Section 2.10.1)
            Section 2.10.1 (Issuance of Letters of Credit) is hereby amended and restated to read as set forth below.

            "Borrower may request the issuance of a letter of credit (each a "Letter of Credit") on behalf of itself or another Loan Party by delivering or having such other Loan Party deliver to the Agent or any other Bank which agrees to issue Letters of Credit hereunder (each an "Issuing Bank") (with a copy of such notice to the Agent) a completed application and agreement for letters of credit in such form as the Issuing Bank may specify from time to time by no later than 10:00 a.m., Pittsburgh time, at least five (5) Business Days in advance of the proposed date of issuance of Standby Letters of Credit, or such shorter period as may be agreed to by the Issuing Bank, or one (1) Business Day (such notice period may be increased to two (2) Business Days at the request of the Issuing Bank if it reasonably determines that it requires more notice) in advance of the proposed date of issuance of Trade Letters of Credit. Each Letter of Credit shall be a Standby Letter of Credit or a Trade Letter of Credit. Subject to the terms and conditions hereof and in reliance on the agreements of the other Banks set forth in this Section 2.10.1, the Issuing Bank or any of the Issuing Bank's Affiliates will issue a Letter of Credit provided that each Letter of Credit shall (A) have a maximum maturity of twelve (12) months from the date of issuance, and (B) in no event expire later than (i) with respect to Standby Letters of Credit, ten (10) Business Days prior to the Expiration Date and (ii) with respect to Trade Letters of Credit, one hundred eighty (180) days after the Expiration Date and providing that, except with respect to Trade Letters of Credit outstanding after the Revolving Credit Commitments have expired on the Expiration Date, in no event shall the Revolving Facility Usage exceed, at any one time, the Revolving Credit Commitments. Each of the Banks and the Loan Parties acknowledge and agree that notwithstanding that (a) no Loans shall be made after the Expiration Date and (b) no Letters of Credit (including Trade Letters of Credit) shall be issued after the Expiration Date: (1)

                                                                    Exhibit 10.5



the Reimbursement Obligations of the Loan Parties pursuant to Section 2.10.3 or elsewhere in this Agreement shall remain in effect after the Expiration Date so long as any Trade Letter of Credit is outstanding or any Reimbursement Obligation remains unpaid, (2) the Agent's security interest in all Collateral shall remain in full force and effect until all Trade Letters of Credit have expired and all Reimbursement Obligations and other Obligations have been indefeasibly paid in full, and (3) the obligations of the Banks under Sections
2.10.3 and 2.10.7 of this Agreement to reimburse the Issuing Bank with respect to Trade Letters of Credit, shall remain in effect after the Expiration Date so long as any Trade Letter of Credit remains outstanding and any Reimbursement Obligation remains unpaid. Each Issuing Bank shall notify the Agent within one
(1) Business Day after any new Letter of Credit is issued or the face amount of Letters of Credit outstanding and issued by such Issuing Bank has changed and shall from time to time and upon request of the Agent deliver a schedule of the outstanding Letters of Credit issued by such Issuing Bank."


Investments (Section 7.2.4).
            A new clause (x) is hereby added to Section 7.2.4 (Investments) to follow immediately after clause (ix) and to read as follows:

                  "(x) Other Investments not included in clauses (i) through
      (vi) above, provided that the aggregate amount thereof does not exceed $15,000,000."


Dividends (Section 7.2.5).
            The last clause of Section 7.2.5 (Dividends) (beginning " except for dividends paid by the Borrower and repurchases") is hereby amended and restated to read as follows:

      "except for dividends paid by the Borrower and repurchases by the Borrower of its Shares provided that (1) there shall exist no Potential Default or Event of Default on the date of any such payment of a dividend or stock repurchase, and (2) the total consideration paid for all stock repurchases by the Borrower over the term of this Agreement shall not exceed $10,000,000."


Liquidations, Mergers, Consolidations, Acquisitions (Section 7.2.6).
            Clause (i) of Section 7.2.6 (Liquidations, Mergers,
Consolidations, Acquisitions Dividends) is hereby amended and restated to read as follows:

      "(i) the aggregate consideration paid or given, whether in cash, stock, or other property, and liabilities assumed by the Borrower and its Subsidiaries in all Transactions during each fiscal year of the Borrower (the "Transaction Consideration") does not exceed $15,000,000;"


Capital Expenditures and Leases (Section 7.2.14).
            The text of Section 7.2.14 (Capital Expenditures and Leases) is hereby deleted and the words "intentionally omitted" are hereby inserted in lieu thereof.

                                                                    Exhibit 10.5




Minimum Fixed Charge Coverage Ratio (Section 7.2.16).
            Section 7.2.16 (Minimum Fixed Charge Coverage Ratio) is hereby amended and restated to read as set forth below.

            "7.2.16     Minimum Fixed Charge Coverage Ratio.
                        -----------------------------------

                        The Loan Parties shall not permit the Fixed Charge Coverage Ratio, calculated as of the end of each fiscal quarter for the four (4) fiscal quarters then ended, to be less than the minimum ratio specified below during the period specified below.

              ------------------------------------------------------------------
                            Period                         Minimum Ratio
              ------------------------------------------------------------------
               Date of Third Amendment to Credit           1.15 to 1.0
                Agreement through September 30,
                             2005
              ------------------------------------------------------------------
                   After September 30, 2005                1.25 to 1.0"
              ------------------------------------------------------------------


            Monthly Borrowing Base Certificates, Schedules of Accounts,
                  Inventory and Payables (Section 7.3.4).
            The first clause of Section 7.3.4 (Monthly Borrowing Base Certificates, Schedules of Accounts, Inventory and Payables) which now reads "As soon as available: by the fifteenth (15th) day of each fiscal month of the Borrower" is hereby amended and restated to read as follows:

            "As soon as available: by the fifteenth (15th) Business Day of each fiscal month of the Borrower"


            Budgets, Forecasts, Other Reports, Insurance Policies and
                  Information (Section 7.3.8).
            Clause (i) of Section 7.3.8 (Budgets, Forecasts, Other Reports, Insurance Policies and Information) is hereby amended and restated to read as follows:

                  "(i) the annual budget and any forecasts or projections of the Borrower, to be supplied not later than thirty (30) days after the commencement of the fiscal year to which any of the foregoing may be applicable,"


Pricing Grid (Schedule 1.1(A).
            Schedule 1.1(A) is hereby amended and restated to read as set forth on Schedule 1.1(A) hereto. The changes to the Applicable Margin and Applicable Revolving Credit Commitment Fee Rate resulting from the amendment and restatement of such Schedule 1.1(A) shall be effective on the date of this Third Amendment.


Schedule of Commitments (Schedule 1.1(B).
            Schedule 1.1(B) is hereby amended and restated to read as set forth on Schedule 1.1(B) hereto. The changes in the Commitments of the Banks resulting from the amendment and restatement of such Schedule 1.1(B) shall be effective on the date of this Third Amendment. On the date of this Third Amendment:

                  1. Revolving Credit Loans. The Borrower shall, on the date of this Third Amendment, repay all outstanding Revolving Credit Loans (subject to payment of indemnity under Section 4.6.2 of the Credit Agreement (i.e. breakage)). The Borrower may borrow new Revolving Credit Loans on the date hereof and the Banks shall participate in any such new Revolving Credit Loans according to Ratable Shares after giving effect to the changes in Commitments set forth on Schedule 1.1(B).

                                                                    Exhibit 10.5



                  2. Swing Loans and Letters of Credit. The Banks shall participate in outstanding Swing Loans and Letters of Credit according to their Ratable Shares after giving effect to the changes in Commitments set forth on
Schedule 1.1(B).


Other Schedules and Exhibits
            Each of the following additional schedules and exhibits to the Credit Agreement is hereby amended and restated in the form attached to this Third Amendment:

      Schedules
      Schedule 1.1(A)   -     Pricing Grid
      Schedule 1.1(B)   -     Revolving Credit Commitments Of Banks And
                              Addresses For Notices
      Schedule 5.1.1    -     Qualifications To Do Business
      Schedule 5.1.2    -     Capitalization


      Exhibits
      Exhibit 7.3.3     -     Quarterly Compliance Certificate
      Exhibit 7.3.4     -     Borrowing Base Certificate


Amendments to Credit Agreement Relating to Anti-Terrorism Laws.

Definitions.
            The following new definitions shall be inserted in alphabetical order in Section 1.1 of the Credit Agreement:

                  Anti-Terrorism Law(s) shall mean any Law(s) relating to terrorism or money laundering, including Executive Order No. 13224, the USA Patriot Act, the Laws comprising or implementing the Bank Secrecy

                  Act, and the Laws administered by the United States Treasury Department's Office of Foreign Asset Control (as any of the foregoing Laws may from time to time be amended, renewed, extended, or replaced).

                  Blocked Person shall have the meaning assigned to such term in
      Section 5.1.27.2.

                  Executive Order No. 13224 shall mean the Executive Order No. 13224 on Terrorist Financing, effective September 24, 2001, as the same has been, or shall hereafter be, renewed, extended, amended or replaced.

                  USA Patriot Act shall mean the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, Public Law 107-56, as the same has been, or shall hereafter be, renewed, extended, amended or replaced.


Anti-Terrorism Laws Representation (Section 5.1.27).
            A new Section 5.1.27 is hereby added to follow immediately after
Section 5.1.26 and to read as follows:

                  "5.1.27.1   General.

                  None of the Loan Parties or any Affiliate of any Loan Party, is in violation of any Anti-Terrorism Law or engages in or conspires to engage in any transaction that evades or avoids, or has the purpose of evading or avoiding, or attempts to violate, any of the prohibitions set forth in any Anti-Terrorism Law.

                                                                    Exhibit 10.5



                  5.1.27.2    Executive Order No. 13224.

                  None of the Loan Parties, or any Affiliate of any Loan Party, or their respective agents acting or benefiting in any capacity in connection with the Loans, Letters of Credit or other transactions hereunder, is any of the following (each a "Blocked Person"):

                        (i) a Person that is listed in the annex to, or is otherwise subject to the provisions of, the Executive Order No. 13224;

                        (ii) a Person owned or controlled by, or acting for or on behalf of, any Person that is listed in the annex to, or is otherwise subject to the provisions of, the Executive Order No. 13224;

                        (iii) a Person or entity with which any Bank is prohibited from dealing or otherwise engaging in any transaction by any Anti-Terrorism Law;

                        (iv) a Person or entity that commits, threatens or conspires to commit or supports "terrorism" as defined in the Executive Order No. 13224;

                        (v) a Person or entity that is named as a "specially designated national" on the most current list published by the U.S. Treasury Department Office of Foreign Asset Control at its official website or any replacement website or other replacement official publication of such list, or

                        (vi) a person or entity who is affiliated or associated with a person or entity listed above.

                  No Loan Party or, to the knowledge of any Loan Party, any of its agents acting in any capacity in connection with the Loans, Letters of Credit or other transactions hereunder (i) conducts any business or engages in making or receiving any contribution of funds, goods or services to or for the benefit of any Blocked Person, or (ii) deals in, or otherwise engages in any transaction relating to, any property or interests in property blocked pursuant to the Executive Order No. 13224."


Anti-Terrorism Laws Covenant (Section 7.1.15).
            A new Section7.1.15 is hereby added to follow immediately after
Section 7.1.14 and to read as follows:

                  "7.1.15     Anti-Terrorism Laws.

                  The Loan Parties and their respective Affiliates and agents shall not (i) conduct any business or engage in any transaction or dealing with any Blocked Person, including making or receiving any contribution of funds, goods or services to or for the benefit of any Blocked Person, (ii) deal in, or otherwise engage in any transaction relating to, any property or interests in property blocked pursuant to the Executive Order No. 13224; or (iii) engage in or conspire to engage in any transaction that evades or avoids, or has the purpose of evading or avoiding, or attempts to violate, any of the prohibitions set forth in the Executive Order No. 13224, the USA Patriot Act or any other Anti-Terrorism Law. The Borrower shall deliver to Banks any certification or other evidence requested from time to time by any Bank in its sole discretion, confirming Borrower's compliance with this Section 7.1.13. Each Bank hereby notifies the Borrower that pursuant to the requirements of the USA Patriot Act, each Bank is required to obtain, verify and record information that identifies the Borrower, including the name and address of the Borrower and other information that will allow such Bank to identify the Borrower in accordance with the Act. The Borrower agrees to provide any such information to each Bank and otherwise cooperate with each Bank in obtaining and verifying such information."

                                                                    Exhibit 10.5



No Reliance on Agent's Customer Identification Program (Section 9.19).
            A new Section 9.19 is hereby added to follow immediately after
Section 9.18 and to read as follows:



                  "9.19 No Reliance on Agent's Customer Identification
      Program.

                  Each Bank acknowledges and agrees that neither such Bank, nor any of its Affiliates, participants or assignees, may rely on the Agent to carry out such Bank's, Affiliate's, participant's or assignee's customer identification program, or other obligations required or imposed under or pursuant to the USA Patriot Act or the regulations thereunder, including the regulations contained in 31 CFR 103.121 (as hereafter amended or replaced, the "CIP Regulations"), or any other Anti-Terrorism Law, including any programs involving any of the following items relating to or in connection with any of the Loan Parties, their Affiliates or their agents, the Loan Documents or the transactions hereunder or contemplated hereby: (1) any identity verification procedures, (2) any recordkeeping,
      (3) comparisons with government lists, (4) customer notices or (5) other procedures required under the CIP Regulations or such other Laws."


Certification from Banks and Participants (Section 10.18).
            Section 10.18 is hereby amended and restated in its entirety to read as follows:


                  "10.18      Certifications from Banks and Participants.
                              ------------------------------------------

                            10.18.1 Tax Withholding.

                  Each Bank or assignee or participant of a Bank that is not incorporated under the Laws of the United States of America or a state thereof (and, upon the written request of the Agent, each other Bank or assignee or participant of a Bank) agrees that it will deliver to each of the Borrower and the Agent two (2) duly completed appropriate valid Withholding Certificates (as defined under ss. 1.1441-1(c)(16) of the Income Tax Regulations (the "Regulations")) certifying its status (i.e. U.S. or foreign person) and, if appropriate, making a claim of reduced, or exemption from, U.S. withholding tax on the basis of an income tax treaty or an exemption provided by the Internal Revenue Code. The term "Withholding Certificate" means a Form W-9; a Form W-8BEN; a Form W-8ECI; a Form W-8IMY and the related statements and certifications as required under ss. 1.1441-1(e)(2) and/or (3) of the Regulations; a statement described in ss. 1.871-14(c)(2)(v) of the Regulations; or any other certificates under the Internal Revenue Code or Regulations that certify or establish the status of a payee or beneficial owner as a U.S. or foreign person. Each Bank, assignee or participant required to deliver to the Borrower and the Agent a Withholding Certificate pursuant to the preceding sentence shall deliver such valid Withholding Certificate as follows: (A) each Bank which is a party hereto on the Closing Date shall deliver such valid Withholding Certificate at least five (5) Business Days prior to the first date on which any interest or fees are payable by the Borrower hereunder for the account of such Bank; and (B) each assignee or participant shall deliver such valid Withholding Certificate at least five
      (5) Business Days before the effective date of such assignment or participation (unless the Agent in its sole discretion shall permit such assignee or participant to deliver such valid Withholding Certificate less than five (5) Business Days before such date in which case it shall be due on the date specified by the Agent). Each Bank, assignee or participant which so delivers a valid Withholding Certificate further undertakes to deliver to each of the Borrower and the Agent two (2) additional copies of such Withholding Certificate (or a successor form) on or before the date that such Withholding Certificate expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent Withholding Certificate so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Borrower or the Agent. Notwithstanding the submission of a Withholding Certificate claiming a reduced rate of or exemption from U.S. withholding tax, the Agent shall be entitled to withhold United States federal income taxes at the full 30% withholding rate if in its reasonable judgment it is required to do so under the due diligence requirements imposed upon a withholding agent under ss. 1.1441-7(b)

                                                                    Exhibit 10.5



      of the Regulations. Further, the Agent is indemnified under ss. 1.1461-1(e) of the Regulations against any claims and demands of any Bank or assignee or participant of a Bank for the amount of any tax it deducts and withholds in accordance with regulations under ss. 1441 of the Internal Revenue Code.

                  10.18.2     USA Patriot Act.

                  Each Bank or assignee or participant of a Bank that is not incorporated under the Laws of the United States of America or a state thereof (and is not excepted from the certification requirement contained in Section 313 of the USA Patriot Act and the applicable regulations because it is both (i) an affiliate of a depository institution or foreign bank that maintains a physical presence in the United states or foreign county, and (ii) subject to supervision by a banking authority regulating such affiliated depository institution or foreign bank) shall deliver to the Agent the certification, or, if applicable, recertification, certifying that such Bank is not a "shell" and certifying to other matters as required by Section 313 of the USA Patriot Act and the applicable regulations: (1) within 10 days after the Closing Date, and (2) as such other times as are required under the USA Patriot Act.


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

            B. Power and Authority; Validity and Binding Effect; No Conflict. Each Loan Party has full power to enter into, execute, deliver and carry out this Third Amendment, and such actions have been duly authorized by all necessary proceedings on its part. This Third Amendment has been duly and validly executed and delivered by each of the Loan Parties. This Third Amendment constitutes the legal, valid and binding obligation of each of the Loan Parties which is enforceable against such Loan Party in accordance with its terms. Neither the execution and delivery of this Third Amendment, nor the consummation of the transactions herein contemplated will conflict with, constitute a default under or result in any breach of (i) the terms and conditions of any organizational documents of any Loan Party or (ii) any Law or any material agreement or instrument or other obligation to which any Loan Party or any of its Subsidiaries is a party or by which any Loan Party or any of its Subsidiaries is bound, or result in the creation or enforcement of any Lien upon any property of any Loan Party or any of its Subsidiaries other than as set forth herein.

            C. Consents and Approvals; No Event of Default. No consent, approval, exemption, order or authorization of any Person other than the parties hereto is required by any Law or any agreement in connection with the execution, delivery and carrying out of this Third Amendment. No event has occurred and is continuing and no condition exists or will exist after giving effect to this Third Amendment which constitutes an Event of Default or Potential Default.


Conditions to Effectiveness.
            This Third Amendment shall be effective on the date (the "Effective Date") on which each of the following conditions have been satisfied. The Effective Date shall be the same as the date of this Third Amendment first written above:


Execution.
                  The Loan Parties, the Banks and the Agent shall have executed this Third Amendment.


Secretary's Certificate.
                  Each Loan Party shall have delivered to the Agent for the benefit of each Bank a certificate dated as of the date hereof and signed by the Secretary or Assistant Secretary of each Loan Party certifying as appropriate as to (i) all corporate action taken by each Loan Party in connection with this Third Amendment together with a copy of the resolutions of each Loan Party evidencing the same; (ii) the names of the officer or officers authorized to sign this Third

                                                                    Exhibit 10.5



Amendment and the true signatures of such officers and specifying that such officers are authorized to act on behalf of such Loan Party for purposes of this Third Amendment, on which the Agent and each Bank may conclusively rely; and
(iv) a certificate from the Secretary or Assistant Secretary stating that each Loan Party's organizational documents, including its certificate or articles of incorporation and bylaws have not changed since the Closing Date and are in effect on the date hereof as on the Closing Date together with certificates of the appropriate state officials as to the continued existence and good standing of each Loan Party in each state where organized or qualified to do business.


Opinion of Counsel.
                  An opinion of outside counsel confirming execution, delivery and enforceability of this Third Amendment, and the Credit Agreement as amended hereby, against the Loan Parties.


Fees and Expenses. The Borrower shall have paid to the Agent for the account of each of the Banks a fee in the amount of .25% times such Bank's Commitment and all other fees and expenses due and payable, including reasonable fees of the Agent's counsel.

Covenant Relating to Inventory Appraisal. The Borrower shall deliver to the Agent and the Banks an appraisal of the inventory of the Borrower within thirty
(30) days after the date of this Third Amendment and such appraisal shall be satisfactory to the Agent and the Banks.

References to Credit Agreement, Loan Documents.
            Any reference to the Credit Agreement or other Loan Documents in any document, instrument, or agreement shall hereafter mean and include the Credit Agreement or such Loan Document, including such schedules and exhibits, as amended hereby. In the event of irreconcilable inconsistency between the terms or provisions of this Third Amendment and the terms or provisions of the Credit Agreement or such Loan Document, including such schedules and exhibits, the terms and provisions of this Third Amendment shall control.


Force and Effect.
             Each Loan Party a signatory hereto reconfirms, restates, and ratifies the Credit Agreement, and all other documents executed in connection therewith except to the extent any such documents are expressly modified by this Third Amendment and each Loan Party confirms that all such documents have remained in full force and effect since the date of their execution.


Governing Law.
            This Third Amendment shall be deemed to be a contract under the laws of the Commonwealth of Pennsylvania and for all purposes shall be governed by and construed and enforced in accordance with the internal laws of the Commonwealth of Pennsylvania without regard to its conflict of laws principles.

                                                                    Exhibit 10.5



Counterparts.
            This Third Amendment may be signed in any number of counterparts each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.


                            [SIGNATURE PAGE FOLLOWS]

                                                                    Exhibit 10.5



            The undersigned have executed this Waiver and Third Amendment as of the day and year first above written.

                                          BORROWER:
                                          BLAIR CORPORATION


                                          By:
                                             ---------------------------------
                                          Title:

                                          GUARANTORS:
                                          BLAIR HOLDINGS, INC.



                                          By:
                                             ---------------------------------
                                          Title:

                                          BLAIR PAYROLL, LLC



                                          By:
                                             ---------------------------------
                                          Title:


                                          BLAIR INTERNATIONAL HOLDINGS, INC.



                                          By:
                                             ---------------------------------
                                          Title:

                                          BLAIR CREDIT SERVICES CORPORATION



                                          By:
                                             ---------------------------------
                                          Title:

                                          ALLEGHENY TRAIL CORPORATION


                                          By:
                                             ---------------------------------
                                          Title:


                                          BANKS:

                                          PNC BANK, NATIONAL ASSOCIATION,
                                          individually and as Agent

                                                                    Exhibit 10.5



                                          By:
                                             ---------------------------------
                                          Title:


                                          LASALLE BANK NATIONAL ASSOCIATION


                                          By:
                                             ---------------------------------
                                          Title:


                                          HSBC BANK USA, NATIONAL
                                          ASSOCIATION, successor by merger
                                          to HSBC Bank USA


                                          By:
                                             ---------------------------------
                                          Title:



                               SCHEDULES AND EXHIBITS

      Schedules
      Schedule 1.1(A)   -     Pricing Grid
      Schedule 1.1(B)   -     Revolving Credit Commitments Of Banks And
                              Addresses For Notices
      Schedule 5.1.1    -     Qualifications To Do Business
      Schedule 5.1.2    -     Capitalization


      Exhibits
      Exhibit 7.3.3     -     Quarterly Compliance Certificate
      Exhibit 7.3.4     -     Borrowing Base Certificate

                                                                    Exhibit 10.6



                      CHANGE IN CONTROL SEVERANCE AGREEMENT

      This Agreement is effective                          , 2004 and is
entered into among Blair Corporation (the "Company"), a Delaware
corporation, and                ("Executive"), having an address at
                ---------------

-----------------------------------------------.

      WHEREAS, the Company recognizes the substantial contribution Executive has made [and is expected to continue to make] to the Company, and the Company wishes to protect the Executive's position with the Company for the period provided in this Agreement; and

      WHEREAS, Executive has agreed to [serve] [continue to serve] in the employ of the Company;

      NOW, THEREFORE, the parties agree as follows:

1.    Term of Agreement.

      This Agreement shall continue in effect
through                          , 2007, and may be extended by the Board of
Directors for additional one-year terms as set forth below; provided, however, that this Agreement shall terminate and be of no further force or effect immediately upon Executive's ceasing to be an officer of the Company.
2.    Extension by Board.


      Commencing on , 2004, and continuing annually thereafter, the Board of Directors of the Company (the "Board") may extend the term of this Agreement for an additional year. The Board will review the Agreement and the Executive's performance annually for purposes of determining whether to extend the term, and will include the review and extension or non-extension in the minutes of the Board's meeting.

3. Change in Control followed by Termination of Employment.


Upon occurrence of a Change in Control of the Company, as defined in Section 4(A), followed by termination of Executive's employment within three years following the Change in Control, the provisions of Section 5 shall apply unless such termination is because of death, disability, retirement (in accordance with the Company's policies and practices), or Termination for Cause. Executive shall have the right to elect to voluntarily terminate the employment within three years following a Change in Control in the event that Executive suffers any of the following: (i) any material demotion, (ii) any material loss of title, office, or significant authority or responsibility, (iii) any material reduction in annual compensation or benefits, (iv) relocation of Executive's principal office by more than 50 miles from its location immediately prior to the Change in Control, (v) failure by the Company to obtain satisfactory agreement from any successor to assume the obligations and liabilities of this Agreement.

                                                                    Exhibit 10.6



4.    Definitions.

      (A) Change in Control. A "Change in Control" of the Company shall mean the occurrence of any of the following events:

            (1) The acquisition by any individual, entity or group (a "Person") within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange
      Act) of more than 25% of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities").

            The following acquisitions of the Company's voting securities shall not constitute a Change in Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (a), (b) and (c) of subsection (3) of this Section 4; or

            (2) Directors who, as of the date of this Agreement, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date of this Agreement whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

            (3) Consummation by the Company of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company or the acquisition of assets or stock of another corporation (a "Business Combination").

      This Section 4(A)(3) shall not apply if, following such Business
        Combination:

                  (a) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be;

                                                                    Exhibit 10.6


                  (b) A Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation, so long as such ownership existed prior to the Business Combination; and

                  (C) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

            (4) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

      (B) Termination for Cause. The occurrence of any of the following events or circumstances shall constitute "Cause" for the termination, at the election of the Board of Directors of the Company, of the employment of Executive under this Agreement:

            (1) the perpetration of defalcations, dishonesty or fraud by Executive involving the Company or any of its subsidiaries, as established by certified public accountants employed by the Company, or willful, reckless or grossly negligent conduct of Executive entailing a substantial violation of any material provision of the laws, rules, regulations or orders of any governmental agency applicable to the Company or any of its subsidiaries;

            (2) the repeated and deliberate failure by Executive, after advance written notice to him, to comply with reasonable policies or directives of the Company or of any subsidiary of the Company for which Executive is then serving as an executive officer; or

            (3) the breach of this Agreement by Executive in any other material respect and failure to cure such breach within 30 calendar days after Executive receives written notice of such breach from the Company.

      Notwithstanding the foregoing, Executive shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to Executive a Notice of Termination which shall include a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for Executive, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. Executive shall not have the right to receive compensation or other benefits, other than those accrued hereunder or under any benefit plans of the Company as of the date of termination, for any period after the Date of Termination for Cause. During the period beginning on the date of the Notice of Termination for Cause pursuant to
Section 6 hereof through the Date of Termination for Cause, stock options and related limited rights granted to Executive under any stock option or other plan shall not be exercisable nor shall any unvested performance or other stock awards granted to Executive under any stock plan of the Company vest or be exercisable. At the Date of Termination for Cause, such stock options and related limited rights and such unvested performance or other stock awards shall become null and void and shall not be exercisable by or delivered to Executive at any time subsequent to such Date of Termination for Cause.

                                                                    Exhibit 10.6


5.    Termination Benefits.

      (A) "Severance Period" shall mean 24.

      (B) Sum Payable. Upon the occurrence of a Change in Control, followed by the termination of the Executive's employment within three years following the Change in Control due to (1) Executive's voluntary termination pursuant to
Section 3, or (2) Executive's dismissal, unless such dismissal is due to Termination for Cause, the Company shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, a cash lump sum equal to one-twelfth of the Severance Period multiplied by Executive's base salary at the rate of base salary per annum in effect immediately prior to the Change in Control or on the date of the termination of Executive's employment, whichever is higher, plus the greater of (x) the average annual incentive bonus payment earned by Executive under the Company's Incentive Compensation Plan (or any successor plan) in respect of the three most recent complete fiscal years of the Company preceding the date of the termination of Executive's employment or (y) the target incentive bonus award under the Company's Incentive Compensation Plan (or any successor plan) for the year in which the Change in Control occurs or the year in which the termination of Executive's employment occurs, whichever is higher.

                                                                    Exhibit 10.6


      (C) Equity Grants. Upon the occurrence of a Change in Control of the Company, all stock options, warrants, stock and any other security or award thereof held by the Executive which is subject to vesting shall immediately become fully vested.

      The Company shall also pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, a cash lump sum equal to one-twelfth of the Severance Period multiplied by Executive's target award opportunity under the Company's Long-Term Performance Share Program.

      (D) Life and Medical Insurance Coverage. Upon the occurrence of a Change in Control of the Company followed by Executive's voluntary (pursuant to Section
3) or involuntary termination of employment within three years following the Change in Control, other than Termination for Cause, the Company shall cause to be continued life and medical insurance coverage, including any dental, vision, long-term disability or other insurance-related program, substantially equivalent to the coverage maintained by the Company for Executive and his eligible dependents prior to his termination, except to the extent such coverage may be changed in its application to all Company employees on a nondiscriminatory basis. Such coverage and payments shall cease upon the expiration of the number of months in the Severance Period following the Date of Termination.

      (E) Retirement Benefits. Upon the occurrence of a Change in Control of the Company followed by Executive's voluntary (pursuant to Section 3) or involuntary termination of employment within three years following the Change in Control, other than Termination for Cause, the Company shall contribute or credit to Executive's account under the Company's defined contribution retirement plans (currently, the Company's Savings Plan and Profit Sharing and 401(k) Plan) an amount of cash equal to the amount that the Company would have contributed or credited to such plans (including both profit-sharing contributions and Company matching contributions in respect of Executive's contributions to the plan) had Executive continued to be employed by the Company for an additional period of months equal to the Severance Period at an annual compensation equal to the sum of (x) Executive's base salary immediately prior to the Change in Control or at the time of the termination of Executive's employment, whichever is higher and
(y) the greater of (A) the average annual incentive bonus payment earned by Executive under the Company's Incentive Compensation Plan (or any successor plan) in respect of the three most recent complete fiscal years of the Company preceding the date of the termination of Executive's employment or the date of the Change in Control, whichever is higher, or (B) the target incentive bonus award under the Company's Incentive Compensation Plan (or any successor plan) for the year in which the Change in Control occurs or the year in which the termination of Executive's employment occurs, whichever is higher; (and assuming for this purpose that Executive made the maximum permissible contributions to such plans during such period), such contributions being deemed to be made immediately prior to the termination of Executive's employment. The Company's contribution shall equal the average contribution based on the Company's performance over the most recently ended three-year period. All vesting restrictions on the Company's contributions shall lapse immediately upon a Change in Control of the Company.

      (F) Outplacement Services. Upon the occurrence of a Change in Control of the Company followed by Executive's voluntary (pursuant to Section 3) or involuntary termination of employment within three years following the Change in Control, other than Termination for Cause, the Company shall for the number of months in the Severance Period, at its sole expense as incurred, not to exceed 10% of Executive's base salary at the rate per annum in effect immediately prior to the Change in Control or on the date of the termination of Executive's employment, whichever is higher, reimburse Executive for outplacement services, the scope and provider of which shall be selected by Executive in Executive's sole discretion.

      (G) Section 280G. Notwithstanding the preceding paragraphs of this Section 5, in no event shall the aggregate payments or benefits to be made or afforded to Executive under said paragraphs (the "Termination Benefits") constitute an "excess parachute payment" under Section 280G of the Internal Revenue Code of 1986or

                                                                    Exhibit 10.6


any successor thereto, and in order to avoid such a result, Termination Benefits will be reduced, if necessary, to the largest amount that will result in no portion of the amount payable or right accruing hereunder being subject to an excise tax under Section 4999 of the Code. The allocation of the reduction required hereby among the Termination Benefits provided by the preceding paragraphs of this Section 5 shall be determined by Executive.

6.    Notice of Termination.

      (A) Form. Any purported termination by the Company or by Executive in connection with a Change in Control shall be communicated by a written "Notice of Termination" which shall include the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

      (B) Date of Termination. "Date of Termination" shall mean the date specified in the Notice of Termination (which, in the instance of Termination for Cause, shall not be less than thirty (30) days from the date such Notice of Termination is given); provided, however, that if a dispute regarding the Executive's termination exists, the "Date of Termination" shall be determined in accordance with Section 6(C) of this Agreement.

      (C) Dispute. If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by the Executive in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute in connection with a Change in Control, in the event that Executive is terminated for reasons other than Termination for Cause, the Company will continue to pay Executive the payments and benefits due under this Agreement in effect when the notice giving rise to the dispute was given (including, but not limited to, his current annual salary) and continue him or her as a participant in all compensation, benefit, and insurance plans in which he or she was participating when the notice of dispute was given, until the earlier of: (1) the resolution of the dispute in accordance with this Agreement; or (2) the expiration of the remaining term of this Agreement. Amounts paid under this Section 6(C) are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

7.    Source of Payments.

      It is intended by the parties hereto that all payments provided in this Agreement shall be paid in cash or check from the general funds of the Company.

8.Effect on Prior Agreements and Existing Benefit Plans.

      This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the Company and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement. Nothing in this Agreement shall confer upon Executive the right to continue in the employ of Company or shall impose on the Company any obligation to employ or retain Executive in its employ for any period.

                                                                    Exhibit 10.6


9.    No Attachment.

      (A) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

      (B) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Company, and their respective successors and assigns.

10.   Modification and Waiver.

      (A) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

      (B) No term or condition of this Agreement shall be deemed to have been waived, nor shall there be any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

11.   Required Regulatory Provisions.

      The Board of Directors may terminate Executive's employment at any time, but any termination by the Board of Directors, other than Termination for Cause, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 4(B) above.

12.   Severability.

      If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

13.   Headings for Reference Only.

      The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement. In addition, references to the masculine shall apply equally to the feminine.

14.   Governing Law.

      The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the Commonwealth of Pennsylvania, but only to the extent not preempted by Federal law.

15.   Arbitration.

      Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by Executive within fifty

                                                                    Exhibit 10.6


(50) miles from the location of the Company's main office, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

                                                                    Exhibit 10.6


16.   Payment of Costs and Legal Fees.

      All reasonable costs and legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Company if Executive is successful pursuant to a legal judgment, arbitration or settlement.

17.   Indemnification.

      The Company shall provide Executive (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense and shall indemnify Executive (and his heirs, executors and administrators) to the fullest extent permitted under Federal law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the Company (whether or not he continues to be a director or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgments, court costs and attorneys' fees and the cost of reasonable settlements.

18.   Successor to the Company.

      The Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Company, expressly and unconditionally to assume and agree to perform the Company's obligations under this Agreement, in the same manner and to the same extent that the Company would be required to perform if no such succession or assignment had taken place.

19.   Release.

      Executive hereby acknowledges and agrees that prior to Executive's or his dependents' right to receive from the Company any compensation or benefit to be paid or provided to him or his dependents pursuant to Section 5 of this Agreement, Executive may be required by the Company, in its sole discretion, to execute and comply with the terms of a release in the form of Exhibit A hereto.

20.   Date Signed:
                  ----------------------


ATTEST:                                   THE COMPANY


------------------------------            ------------------------------


WITNESS:                                  EXECUTIVE


------------------------------            ------------------------------



EXHIBIT A
                                     RELEASE

      In exchange for the benefits in your Change in Control Severance Agreement, ____________________, ("you") release and forever discharge the Released Parties, which include Blair Corporation and its successors, predecessors, subsidiaries, affiliates, and assigns (collectively "Businesses") and the Businesses' former or current

                                                                    Exhibit 10.6


directors, officers, employees, members, agents, successors, predecessors, subsidiaries, affiliates, assigns and attorneys, from any and all charges, claims, damages, injury and actions, in law or equity, which you or your heirs, successors, executors, or other representatives ever had, now have, or may have by reason of any act, omission, matter, cause or thing through the date of your execution of this Release. You understand that this Release is a general release of all claims you may have against the Released Parties based on any act, omission, matter, case or thing through the date of your execution of this Release, whether known or unknown.

      You realize there are many laws and regulations governing the employment relationship. These include, but are not limited to, Title VII of the Civil Rights Acts of 1964 and 1991; the Americans with Disabilities Act; the Age Discrimination in Employment Act, the National Labor Relations Act; 42 U.S.C. ss. 1981; the Family and Medical Leave Act; the Employee Retirement Income Security Act of 1974 (other than any accrued benefit(s) to which you have a non-forfeitable right under any pension benefit plan); other state, local, and federal employment laws; and any amendments to any of the foregoing. You also understand there may be other statutes and laws of contract and tort that also relate to your employment. By signing this Release, you waive and release any rights you may have against the Released Parties under these and any other laws based on any act, omission, matter, cause or thing through the date of your execution of this Release. You also agree not to initiate, join, or voluntarily participate in any action or suit in any court or to accept any damages or other relief from any such proceeding brought by anyone else based on any act, omission, matter, cause or thing through the date of your execution of this Release.

      This document is important. We advise you to review it carefully and consult an attorney, if desired, before signing it, as well as any other professional whose advice you value, such as an accountant or financial advisor. If you agree to the terms of this Release, sign in the space below where your Release is indicated and return the Release to the Chief Executive Officer of Blair Corporation. The benefits identified in your Change in Control Severance Agreement are contingent upon your agreeing to this Release. You will have forty-five (45) calendar days from the date you receive this document to consider whether to sign this Release. If you choose to sign the Release before the end of that forty-five day period, you certify that you did so voluntarily for your own benefit and not because of any coercion.

      You should also understand that you will have seven (7) calendar days after you sign this Release to revoke this Release. To revoke this Release, the Chief Executive Officer of Blair Corporation must receive written notice before the end of the seven-day period after you sign this Release. In the event you revoke or do not sign either this Release, you will not be entitled to any of the payments or benefits that you would be entitled to by virtue of entering into this Release. If you do not revoke this Release within seven (7) days after you sign it, this will be final, binding, and irrevocable.

Date Signed:      ____________________
                                          -------------------------
                                          Name of Employee

ACCEPTED AND AGREED

Blair Corporation


By:  ________________________
Name:  _______________________
Title:

                                                                    Exhibit 10.7

                      CHANGE IN CONTROL SEVERANCE AGREEMENT

      This Agreement is effective                       , 2004 and is
entered into among Blair Corporation (the "Company"), a Delaware
corporation, and              ("Executive"), having an address at
                --------------
-----------------------------------------------.

      WHEREAS, the Company recognizes the substantial contribution Executive has made [and is expected to continue to make] to the Company, and the Company wishes to protect the Executive's position with the Company for the period provided in this Agreement; and

      WHEREAS, Executive has agreed to [serve] [continue to serve] in the employ of the Company;

      NOW, THEREFORE, the parties agree as follows:

1.    Term of Agreement.

      This Agreement shall continue in effect
through , 2007, and may be extended by the Board of Directors for additional one-year terms as set forth below; provided, however, that this Agreement shall terminate and be of no further force or effect immediately upon Executive's ceasing to be an officer of the Company.

2.    Extension by Board.

      Commencing on , 2004, and continuing annually thereafter, the Board of Directors of the Company (the "Board") may extend the term of this Agreement for an additional year. The Board will review the Agreement and the Executive's performance annually for purposes of determining whether to extend the term, and will include the review and extension or non-extension in the minutes of the Board's meeting.

3. Change in Control followed by Termination of Employment.

      Upon occurrence of a Change in Control of the Company, as defined in
Section 4(A), followed by termination of Executive's employment within three years following the Change in Control, the provisions of Section 5 shall apply unless such termination is because of death, disability, retirement (in accordance with the Company's policies and practices), or Termination for Cause. Executive shall have the right to elect to voluntarily terminate the employment for any reason during a 30 day period commencing on the first anniversary of the date of a Change in Control or within three years following a Change in Control in the event that Executive suffers any of the following: (i) any material demotion, (ii) any material loss of title, office, or significant authority or responsibility, (iii) any material reduction in annual compensation or benefits,
(iv) relocation of Executive's principal office by more than 50 miles from its location immediately prior to the Change in Control, (v) failure by the Company to obtain satisfactory agreement from any successor to assume the obligations and liabilities of this Agreement.

                                                                    Exhibit 10.7


4.    Definitions.

      (A) Change in Control. A "Change in Control" of the Company shall mean the occurrence of any of the following events:

            (1) The acquisition by any individual, entity or group (a "Person") within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange
      Act) of more than 25% of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities").

            The following acquisitions of the Company's voting securities shall not constitute a Change in Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (a), (b) and (c) of subsection (3) of this Section 4; or

            (2) Directors who, as of the date of this Agreement, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date of this Agreement whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

            (3) Consummation by the Company of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company or the acquisition of assets or stock of another corporation (a "Business Combination").

      This Section 4(A)(3) shall not apply if, following such Business
        Combination:

                  (a) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be;

                  (b) A Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then

                                                                    Exhibit 10.7


        outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation, so long as such ownership existed prior to the Business Combination; and

                  (c) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

            (4) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

      (B) Termination for Cause. The occurrence of any of the following events or circumstances shall constitute "Cause" for the termination, at the election of the Board of Directors of the Company, of the employment of Executive under this Agreement:

            (1) the perpetration of defalcations, dishonesty or fraud by Executive involving the Company or any of its subsidiaries, as established by certified public accountants employed by the Company, or willful, reckless or grossly negligent conduct of Executive entailing a substantial violation of any material provision of the laws, rules, regulations or orders of any governmental agency applicable to the Company or any of its subsidiaries;

            (2) the repeated and deliberate failure by Executive, after advance written notice to him, to comply with reasonable policies or directives of the Company or of any subsidiary of the Company for which Executive is then serving as an executive officer; or

            (3) the breach of this Agreement by Executive in any other material respect and failure to cure such breach within 30 calendar days after Executive receives written notice of such breach from the Company.

      Notwithstanding the foregoing, Executive shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to Executive a Notice of Termination which shall include a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for Executive, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. Executive shall not have the right to receive compensation or other benefits, other than those accrued hereunder or under any benefit plans of the Company as of the date of termination, for any period after the Date of Termination for Cause. During the period beginning on the date of the Notice of Termination for Cause pursuant to
Section 6 hereof through the Date of Termination for Cause, stock options and related limited rights granted to Executive under any stock option or other plan shall not be exercisable nor shall any unvested performance or other stock awards granted to Executive under any stock plan of the Company vest or be exercisable. At the Date of Termination for Cause, such stock options and related limited rights and such unvested performance or other stock awards shall become null and void and shall not be exercisable by or delivered to Executive at any time subsequent to such Date of Termination for Cause.

5.    Termination Benefits.

      (A) "Severance Period" shall mean 36.

      (B) Sum Payable. Upon the occurrence of a Change in Control, followed by the termination of the

                                                                    Exhibit 10.7


Executive's employment within three years following the Change in Control due to
(1) Executive's voluntary termination pursuant to Section 3, or (2) Executive's dismissal, unless such dismissal is due to Termination for Cause, the Company shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, a cash lump sum equal to one-twelfth of the Severance Period multiplied by Executive's base salary at the rate of base salary per annum in effect immediately prior to the Change in Control or on the date of the termination of Executive's employment, whichever is higher, plus the greater of (x) the average annual incentive bonus payment earned by Executive under the Company's Incentive Compensation Plan (or any successor plan) in respect of the three most recent complete fiscal years of the Company preceding the date of the termination of Executive's employment or (y) the target incentive bonus award under the Company's Incentive Compensation Plan (or any successor plan) for the year in which the Change in Control occurs or the year in which the termination of Executive's employment occurs, whichever is higher.

                                                                    Exhibit 10.7


      (C) Equity Grants. Upon the occurrence of a Change in Control of the Company, all stock options, warrants, stock and any other security or award thereof held by the Executive which is subject to vesting shall immediately become fully vested.

      The Company shall also pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, a cash lump sum equal to one-twelfth of the Severance Period multiplied by Executive's target award opportunity under the Company's Long-Term Performance Share Program.

      (D) Life and Medical Insurance Coverage. Upon the occurrence of a Change in Control of the Company followed by Executive's voluntary (pursuant to Section
3) or involuntary termination of employment within three years following the Change in Control, other than Termination for Cause, the Company shall cause to be continued life and medical insurance coverage, including any dental, vision, long-term disability or other insurance-related program, substantially equivalent to the coverage maintained by the Company for Executive and his eligible dependents prior to his termination, except to the extent such coverage may be changed in its application to all Company employees on a nondiscriminatory basis. Such coverage and payments shall cease upon the expiration of the number of months in the Severance Period following the Date of Termination.

      (E) Retirement Benefits. Upon the occurrence of a Change in Control of the Company followed by Executive's voluntary (pursuant to Section 3) or involuntary termination of employment within three years following the Change in Control, other than Termination for Cause, the Company shall contribute or credit to Executive's account under the Company's defined contribution retirement plans (currently, the Company's Savings Plan and Profit Sharing and 401(k) Plan) an amount of cash equal to the amount that the Company would have contributed or credited to such plans (including both profit-sharing contributions and Company matching contributions in respect of Executive's contributions to the plan) had Executive continued to be employed by the Company for an additional period of months equal to the Severance Period at an annual compensation equal to the sum of (x) Executive's base salary immediately prior to the Change in Control or at the time of the termination of Executive's employment, whichever is higher and
(y) the greater of (A) the average annual incentive bonus payment earned by Executive under the Company's Incentive Compensation Plan (or any successor plan) in respect of the three most recent complete fiscal years of the Company preceding the date of the termination of Executive's employment or the date of the Change in Control, whichever is higher, or (B) the target incentive bonus award under the Company's Incentive Compensation Plan (or any successor plan) for the year in which the Change in Control occurs or the year in which the termination of Executive's employment occurs, whichever is higher; (and assuming for this purpose that Executive made the maximum permissible contributions to such plans during such period), such contributions being deemed to be made immediately prior to the termination of Executive's employment. The Company's contribution shall equal the average contribution based on the Company's performance over the most recently ended three-year period. All vesting restrictions on the Company's contributions shall lapse immediately upon a Change in Control of the Company.

      (F) Outplacement Services. Upon the occurrence of a Change in Control of the Company followed by Executive's voluntary (pursuant to Section 3) or involuntary termination of employment within three years following the Change in Control, other than Termination for Cause, the Company shall for the number of months in the Severance Period, at its sole expense as incurred, not to exceed 10% of Executive's base salary at the rate per annum in effect immediately prior to the Change in Control or on the date of the termination of Executive's employment, whichever is higher, reimburse Executive for outplacement services, the scope and provider of which shall be selected by Executive in Executive's sole discretion.

      (G) Section 280G. Notwithstanding the preceding paragraphs of this Section 5, in the event that any payment or benefit, or any combination of payment or benefits, to Executive under said paragraphs (the "Termination Benefits") constitute an "excess parachute payment" under Section 280G of the Internal Revenue Code

                                                                    Exhibit 10.7


of 1986, or any successor thereto, then the Company, at the time such determination becomes final, shall pay to Executive an amount (the "gross-up payment") which would equal, after deducting all state and federal income and excise taxes incurred by the Executive with respect to receipt of the gross-up payment, the excise tax, if any, imposed on Executive pursuant to Section 4999 of the Code. For sake of clarity, the intent of this section is to render the executive unaffected on a net after-tax basis by the excise tax provision associated with Section 4999 of the Code.

6.    Notice of Termination.

      (A) Form. Any purported termination by the Company or by Executive in connection with a Change in Control shall be communicated by a written "Notice of Termination" which shall include the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

      (B) Date of Termination. "Date of Termination" shall mean the date specified in the Notice of Termination (which, in the instance of Termination for Cause, shall not be less than thirty (30) days from the date such Notice of Termination is given); provided, however, that if a dispute regarding the Executive's termination exists, the "Date of Termination" shall be determined in accordance with Section 6(C) of this Agreement.

      (C) Dispute. If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by the Executive in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute in connection with a Change in Control, in the event that Executive is terminated for reasons other than Termination for Cause, the Company will continue to pay Executive the payments and benefits due under this Agreement in effect when the notice giving rise to the dispute was given (including, but not limited to, his current annual salary) and continue him or her as a participant in all compensation, benefit, and insurance plans in which he or she was participating when the notice of dispute was given, until the earlier of: (1) the resolution of the dispute in accordance with this Agreement; or (2) the expiration of the remaining term of this Agreement. Amounts paid under this Section 6(C) are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

7.    Source of Payments.

      It is intended by the parties hereto that all payments provided in this Agreement shall be paid in cash or check from the general funds of the Company.

8.Effect on Prior Agreements and Existing Benefit Plans.

      This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the Company and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement. Nothing in this Agreement shall confer upon Executive the right to continue in the employ of Company or shall impose on the Company any obligation to employ or retain Executive in its employ for any period.

                                                                    Exhibit 10.7


9.    No Attachment.

      (A) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

      (B) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Company, and their respective successors and assigns.

10.   Modification and Waiver.

      (A) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

      (B) No term or condition of this Agreement shall be deemed to have been waived, nor shall there be any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

11.   Required Regulatory Provisions.

      The Board of Directors may terminate Executive's employment at any time, but any termination by the Board of Directors, other than Termination for Cause, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 4(B) above.

12.   Severability.

      If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

13.   Headings for Reference Only.

      The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement. In addition, references to the masculine shall apply equally to the feminine.

14.   Governing Law.

      The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the Commonwealth of Pennsylvania, but only to the extent not preempted by Federal law.

15.   Arbitration.

      Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by Executive within fifty

                                                                    Exhibit 10.7


(50) miles from the location of the Company's main office, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

                                                                    Exhibit 10.7


16.   Payment of Costs and Legal Fees.

      All reasonable costs and legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Company if Executive is successful pursuant to a legal judgment, arbitration or settlement.

17.   Indemnification.

      The Company shall provide Executive (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense and shall indemnify Executive (and his heirs, executors and administrators) to the fullest extent permitted under Federal law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the Company (whether or not he continues to be a director or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgments, court costs and attorneys' fees and the cost of reasonable settlements.

18.   Successor to the Company.

      The Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Company, expressly and unconditionally to assume and agree to perform the Company's obligations under this Agreement, in the same manner and to the same extent that the Company would be required to perform if no such succession or assignment had taken place.

19.   Release.

      Executive hereby acknowledges and agrees that prior to Executive's or his dependents' right to receive from the Company any compensation or benefit to be paid or provided to him or his dependents pursuant to Section 5 of this Agreement, Executive may be required by the Company, in its sole discretion, to execute and comply with the terms of a release in the form of Exhibit A hereto.

                                                                    Exhibit 10.7


20.   Date Signed:
                    -------------------------

ATTEST:                                   THE COMPANY


------------------------------            ------------------------------


WITNESS:                                  EXECUTIVE


------------------------------            ------------------------------

                                                                    Exhibit 10.7


EXHIBIT A
                                     RELEASE

      In exchange for the benefits in your Change in Control Severance Agreement, ------------------------, ("you") release and forever discharge the Released Parties, which include Blair Corporation and its successors, predecessors, subsidiaries, affiliates, and assigns (collectively "Businesses") and the Businesses' former or current directors, officers, employees, members, agents, successors, predecessors, subsidiaries, affiliates, assigns and attorneys, from any and all charges, claims, damages, injury and actions, in law or equity, which you or your heirs, successors, executors, or other representatives ever had, now have, or may have by reason of any act, omission, matter, cause or thing through the date of your execution of this Release. You understand that this Release is a general release of all claims you may have against the Released Parties based on any act, omission, matter, case or thing through the date of your execution of this Release, whether known or unknown.

      You realize there are many laws and regulations governing the employment relationship. These include, but are not limited to, Title VII of the Civil Rights Acts of 1964 and 1991; the Americans with Disabilities Act; the Age Discrimination in Employment Act, the National Labor Relations Act; 42 U.S.C. ss. 1981; the Family and Medical Leave Act; the Employee Retirement Income Security Act of 1974 (other than any accrued benefit(s) to which you have a non-forfeitable right under any pension benefit plan); other state, local, and federal employment laws; and any amendments to any of the foregoing. You also understand there may be other statutes and laws of contract and tort that also relate to your employment. By signing this Release, you waive and release any rights you may have against the Released Parties under these and any other laws based on any act, omission, matter, cause or thing through the date of your execution of this Release. You also agree not to initiate, join, or voluntarily participate in any action or suit in any court or to accept any damages or other relief from any such proceeding brought by anyone else based on any act, omission, matter, cause or thing through the date of your execution of this Release.

      This document is important. We advise you to review it carefully and consult an attorney, if desired, before signing it, as well as any other professional whose advice you value, such as an accountant or financial advisor. If you agree to the terms of this Release, sign in the space below where your Release is indicated and return the Release to the Chief Executive Officers/Senior Vice President, Operations and Administration of Blair Corporation. The benefits identified in your Change in Control Severance Agreement are contingent upon your agreeing to this Release. You will have forty-five (45) calendar days from the date you receive this document to consider whether to sign this Release. If you choose to sign the Release before the end of that forty-five day period, you certify that you did so voluntarily for your own benefit and not because of any coercion.

      You should also understand that you will have seven (7) calendar days after you sign this Release to revoke this Release. To revoke this Release, the Chief Executive Officer of Blair Corporation must receive written notice before the end of the seven-day period after you sign this Release. In the event you revoke or do not sign either this Release, you will not be entitled to any of the payments or benefits that you would be entitled to by virtue of entering into this Release. If you do not revoke this Release within seven (7) days after you sign it, this will be final, binding, and irrevocable.

      Date Signed:  --------------------
                                          -------------------------
                                          Name of Employee

                                                                    Exhibit 10.7


ACCEPTED AND AGREED

Blair Corporation

By:  ----------------------------
Name:----------------------------
Title:  Chief Executive Officer