Form 10-K
period 2004-12-31
BLAIR CORP
filed 2005-03-01
CIK 71525

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

                   For the fiscal year ended December 31, 2004
                          Commission file number 1-878

                                BLAIR CORPORATION

Incorporated in Delaware              I.R.S. Employer Identification Number:

    220 Hickory Street
Warren, Pennsylvania 16366                          25-0691670
    (814) 723-3600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2004 was approximately $236,838,997. There were 8,243,326 shares of common stock outstanding as of February 23, 2005 as reported by the Company's transfer agent and the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 23, 2005 was $276,151,421.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM  1. BUSINESS

(a) GENERAL.

Blair Corporation (the "Company") was founded in 1910 by John L. Blair, Sr., and was incorporated in 1924 under the laws of the State of Delaware. The Company's business consists of the sale of fashion apparel for men and women, plus a wide range of home products. Although the Company's revenues are generated primarily through direct mail merchandising, the Company has transitioned into a multi-channel direct marketer, as an increasing amount of total sales revenue, approximately 16% in 2004, is being generated through its e-commerce Web sites, which were launched in 2000. The Company operates three retail stores, two in Pennsylvania and one in Delaware. The Company employs approximately 2,000 people. None of the Company's employees are subject to collective bargaining agreements.

(b) INFORMATION REGARDING INDUSTRY SEGMENTS.

The Company operates as one reporting segment, which is direct mail, e-commerce and retail merchandising of men's and women's fashion apparel and home products. The Company does not aggregate operating segments. Retail store sales comprise less than 1% of the Company's total net sales and the method used to distribute the Company's products (United States Postal Service or United Parcel Service) is the same for 99% of the business (i.e., direct mail and internet). The Company's customer base is comprised of individuals throughout the United States and is diverse in both geographic and demographic terms. Advertising is done mainly by means of catalogs, direct mail letters and the internet, which offer the Company's merchandise.

The format of the information used by the Company's CEO in the oversight of the business is consistent with the reporting format used in the Company's 2004 Form 10-K and other external financial information.

The direct mail business represents approximately 83% of net sales, the internet accounts for approximately 16% and the retail component accounts for approximately 1%. The Company considers all of these components to be engaged in business activities from which revenues are earned and expenses are incurred relating to transactions of the same enterprise.

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

The Company markets its products mainly by direct mail. Catalogs and letters containing color folders depict the current styles of Womenswear (such as coordinates, dresses, tops, pants, skirts, lingerie, sportswear, suits, jackets, outerwear and shoes), Menswear (such as suits, shirts, outerwear, active wear, slacks, shoes, and accessories), and Home (such as bedspread ensembles, draperies, furniture covers, area rugs, bath accessories, kitchenware, gifts, collectibles and personal care items) are mailed directly to existing and prospective customers. Sales of the Menswear and Womenswear products accounted for 87% of the Company's total sales in 2004, and sales of home products accounted for the remaining 13%.

The environment for our products is very competitive and the Company has numerous competitors throughout various channels within the industry. Our current and potential competitors include brick and mortar retailers and catalog retailers, many of which possess significant brand awareness, sales volume, and customer bases. Some of these competitors currently sell products through the internet, mail order, or direct marketing. We believe that the principal competitive factors in our market segments include value, credit, availability, convenience, brand recognition, customer service, and reliability.

The Company considers its merchandise to be value-priced and competes for sales with other direct marketers, retail department stores, specialty shops, discount store chains and e-commerce and multi-channel marketers. The Company competes based on its sales expertise and its unique combination of product, quality, price, credit, guarantee and service.

As of December 31, 2004 the Company had $5,946,766 of backlog orders of which the Company reasonably did not expect to fill $683,878, compared to $9,224,041 of backlog orders as of December 31, 2003 of which the Company reasonably did not expect to fill $1,060,765. The majority of the backlog orders was the result of ordered items being out of stock at the time the order was originally placed. The reduction in backlog orders was the result of the Company's enhanced inventory management efforts. Emphasis was placed on carrying greater quantities of recurring or staple products. Conversely, lower levels of newly introduced or untested products were maintained.

Media and co-op prospect advertising programs continue to be used as components of the Company's customer acquisition strategy. The Company continued to expand its internet presence in 2004 generating over $91 million in sales demand, approximately 16% of the Company's total gross sales, as compared to approximately $84 million in sales demand or 12% in 2003. The Company launched its e-commerce Web sites in the third quarter of 2000 and has continued to expand its affiliate partnerships to extend the reach of the Web sites. The Company's Web sites have also become an effective way to help liquidate excess inventory.

Both catalog mailings and letter mailings are mailed from commercial printers engaged by the Company. Orders for merchandise are processed at the Company's corporate offices in Warren, Pennsylvania (telephone orders via the call centers in Franklin, Pennsylvania, Erie, Pennsylvania and Warren, Pennsylvania) and orders are filled and mailed from the Company's Distribution Center in Irvine, Pennsylvania. All of the Company's products, including Allegheny Trail, are warehoused in its Irvine, Pennsylvania Distribution Center. The Distribution Center has been expanded to include the former Mailing Center, and enhanced to improve customer service levels and to support the Company's growth plans. Merchandise returns operations are located in Erie, Pennsylvania. The Company serves customers throughout the United States.

The Delaware retail store is the only Company retail facility located outside of the Company's home state of Pennsylvania.

During 2004, the Company continued to broaden its customer information database system. The marketing and credit department databases are continually updated in order to enhance the Company's ability to market to both customers and prospects. The information database system, covering all of the Company's products and customer file, is used by the marketing and credit departments to administer strategic business decisions.

The Company announced on May 3, 2004, that it will discontinue circulation of its Crossing Pointe catalog title beginning in 2005. The Company's intention is to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The Company has evaluated the impact of discontinuing circulation of the Crossing Pointe title on all assets associated with this operation. All appropriate reserves have been recorded. This decision did not have a negative effect on 2004 profitability, but is expected to moderately benefit 2005 performance.

In June 2003, the Company formed a new wholly-owned subsidiary, Allegheny Trail Corp., to launch a wholesale business targeted primarily at outdoor sporting goods and recreational retailers. Allegheny Trail offers a product line of men's and women's outdoor apparel basics at entry-level price points allowing retailers to be more competitive with major brands. On January 25, 2005, the Company decided to phase out its Allegheny Trail wholesale business by April 30, 2005. The Company's intention is to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant customer profiles. The decision to focus on core operations is based in part on the historical success of the Blair brand and an extensive consumer and brand strategy study undertaken by the Company as part of its efforts to enhance profitability and shareholder value. The Company has evaluated the impact of phasing out the Allegheny Trail business on all assets associated with this operation. All appropriate reserves have been recorded. This decision did not have a negative effect on 2004 profitability, and is not expected to negatively impact 2005 performance.

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

Neither of the two new businesses required an investment of a material amount of working capital.

(d) FOREIGN OPERATIONS AND EXPORT SALES.

The Company does not conduct export sales of merchandise from the United States.

The Company's International Trade Offices, the Company's only foreign operations, directly source more than 28% of the Company's merchandise from foreign suppliers. All activity is intercompany and the foreign offices have insignificant amounts of cash and fixed assets.

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

4. Blair Warehouse Outlet (Route 62, Starbrick, Pennsylvania).

5. Blair Warehouse Outlet (Millcreek Mall, Erie, Pennsylvania).

6. Bell Warehouse Building (Liberty Street, Warren, Pennsylvania).

7. Starbrick Warehouse Building (Route 62, Starbrick, Pennsylvania).

The Blair Warehouse Outlet building in Erie Pennsylvania is not currently being used by the Company. The Company is seeking prospective buyers for the Erie facility. A $300,773 impairment charge was taken in 2003 to reduce the value of the asset to its fair value less costs to sell. The Company is continuing to seek buyers for this facility and will monitor the realization of the net carrying value.

The Company leases the following properties:

1. Blair Retail Store (Wilmington, Delaware).

2. Telephone Call Center (Erie, Pennsylvania).

3. Telephone Call Center (Franklin, Pennsylvania).

4. Blair Retail Store (Grove City, Pennsylvania).

5. Blair Returns Center (Erie, Pennsylvania).

6. International Trade Offices (Hong Kong, Taiwan, Singapore, India, and China). The Korea office, which was established in support of the Crossing Pointe catalog, was closed in July 2004 consistent with the Company's decision to discontinue circulation of this catalog title beginning in 2005.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the American Stock Exchange (symbol:
BL). The number of record holders of the Company's common stock at December 31, 2004 was 2,155.

                               2004                            2003
                      Sales Price        Dividends    Sales Price       Dividends
                    High       Low       Declared    High       Low      Declared
First Quarter      $26.94     $23.75       $.15     $24.80     $21.72     $  .15
Second Quarter      29.35      25.25        .15      24.73      20.60        .15
Third Quarter       29.50      25.31        .15      23.00      20.22        .15
Fourth Quarter      36.70      28.00        .15      25.70      21.15        .15

The Company and its affiliates have not repurchased any Company securities during the years ended December 31, 2004 and 2003.

The payment of dividends is dependent on future earnings, capital requirements and financial condition. The Company currently intends to continue its policy of paying regular cash dividends; however, the Company will evaluate its dividend policy on an ongoing basis.

ITEM  6. SELECTED FINANCIAL DATA

Year Ended December 31             2004              2003             2002             2001             2000
Net sales..................    $ 496,120,207    $ 581,939,971    $ 568,545,582    $ 580,700,163    $ 574,595,907
Net income.................       14,868,647       14,526,182       19,135,556        9,292,146       21,104,444
Total assets ..............      346,140,844      345,975,803      344,097,432      324,113,329      356,506,152
Long-term debt ............              -0-              -0-              -0-              -0-              -0-
Per share:
   Basic earnings..........             1.83             1.82             2.39             1.17             2.63
   Diluted earnings........             1.80             1.81             2.38             1.17             2.63
   Cash dividends
       declared............              .60              .60              .60              .60              .60

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

During 2004, the Company laid the groundwork for its efforts to focus on profitability and enhance shareholder value. Margins were maintained due to deflationary experience on merchandise purchases, fewer promotions and less inventory liquidation costs. All of these factors were offset by higher outbound freight costs. The planned elimination of unprofitable circular mailings and a reduction in Crossing Pointe mailings served to reduce net sales, but improve selling expense efficiency. The Company also experienced reduced provisions for doubtful accounts.

The Company discontinued circulation of its Crossing Pointe catalog title as of December 31, 2004 and plans to phase out its Allegheny Trail wholesale business by April 30, 2005. The Company's intention is to more fully focus on core operations. These decisions are based in part on the historical success of the Blair brand and its proven appeal to significant market segments.

Also contributing to the Company's decision to focus on core operations were the findings of an extensive consumer and brand strategy study undertaken by the Company as part of its efforts to enhance profitability and shareholder value. The study, conducted with the assistance of a national marketing and strategy consulting firm, provided a deeper understanding of who the customer is, well beyond the demographics of age and income. The study suggests the Company's core customer comprises a significant portion of the identified customer profiles. The Company believes that by focusing on these customer profiles it will be better positioned for increased profitability and enhanced shareholder value.

COMPARISON OF 2004 AND 2003

Net income for 2004 increased 2.4% to $14.9 million or $1.83 basic earnings per share and $1.80 diluted earnings per share, compared to $14.5 million, or $1.82 basic earnings per share and $1.81 diluted earnings per share, in 2003. The Company realized advertising efficiency and improved bad debt experience in 2004. This positive experience was primarily offset by lower net sales attributed to lower response rates, the planned elimination of unprofitable letter mailings, and reduced Crossing Pointe mailings.

Net sales for 2004 decreased $85.8 million to $496.1 million or 14.8% less than net sales for 2003. The decrease in net sales was primarily attributable to strategic decreases in catalog and letter mailings in an attempt to focus on the Company's core Blair brand. In support of this strategic decision, during 2004, the Company eliminated unprofitable letter mailings and reduced the number of Crossing Pointe mailings. These efforts resulted in slightly improved advertising efficiency and reduced provisions for doubtful accounts. In May, 2004 the Company announced that it would be discontinuing its Crossing Pointe catalog title at the end of 2004 and would be more fully focusing new business development efforts on the core Blair brand and its proven appeal to significant market segments. The decision to focus on core operations is based in part on the historical success of the Blair brand and an extensive consumer and brand strategy study undertaken by the Company as a component of its efforts to enhance profitability and shareholder value. Actual response rates in 2004 were lower than in 2003 and were lower than expected levels for 2004.

The provision for returned merchandise ($71.7 million) as a percentage of gross sales decreased 57 basis points or $3.3 million in 2004 as compared to 2003. Management attributes this favorable change to improved product quality and fit, and to delivery efficiencies driven by its new fulfillment equipment.

Other income increased approximately $3.2 million or 7.6% to $44.7 million in 2004 as compared to 2003. The increase was primarily due to increased finance charge revenues associated with the establishment of JLB Service Bank on August 20, 2003.

Cost of goods sold decreased $40.7 million or 14.8% to $235.0 million in 2004 compared to 2003 as a result of decreased sales as described above. As a percentage of net sales, cost of goods sold was 47.4% in both 2004 and 2003.

The Company's gross profit may not be comparable to that of other direct marketers, as some direct marketers include all costs related to their distribution network in cost of goods sold and others may exclude a portion of these costs from cost of goods sold, including them in a line item such as general and administrative expenses.

While costs of goods sold as a percent of net sales remained consistent with the prior year, multiple variables were considered in 2004. Serving to positively impact cost of goods sold by approximately $1.6 million were: deflationary experience on merchandise purchases, effective inventory management resulting in lower inventory liquidation costs, fewer promotions and lower customer merchandise returns. Cost of goods sold was negatively impacted by approximately $1.6 million in 2004 as a result of shipping a greater mix of packages in excess of one pound that increased shipping costs. The Company's decision to carry more inventory led to fewer cancellations and provided the ability to ship more multiple unit orders. This led to increased shipping costs that were more than offset by reduced order fulfillment costs, primarily lower warehouse staffing requirements. In addition, the basic profile of the products ordered by the customer also contributed to the increased average package weight in 2004. The Company's International Trade Offices, the Company's only foreign operations, directly sourced more than 28% of the Company's merchandise from foreign suppliers in 2004 as compared to 33% in 2003. The existence of these offices serves to lower the Company's cost of acquiring merchandise. All activity is intercompany and all merchandise is purchased in U.S. dollars. The foreign offices have insignificant amounts of cash and fixed assets, which are converted to U.S. dollars for financial statement purposes.

Advertising expense in 2004 decreased $28.1 million or 18.0% to $128.3 million. The Company's more targeted mailings led to strategic decreases in catalog and letter mailings. This reduction includes the reduction in Crossing Pointe mailings as a result of the Company's decision to discontinue circulation of its 4 year old Crossing Pointe catalog title in early 2005.

The total number of catalog mailings released in 2004 was 24.8 million or 11.8% less than those released in 2003. The total number of letter mailings released in 2004 was 23.8 million or 41.4% less than those released in 2003. The more targeted mailing strategy led to a reduction in customer catalog mailings of 7.9 million or 5.3% and prospect mailings of 16.9 million or 27.6%. The reduced prospect catalog circulation was primarily attributable to reduced Crossing Pointe circulation in 2004 compared to 2003.

Total circulation of the co-op and media advertising programs decreased by 180.3 million pieces or 17.9% in 2004 as compared to 2003.

The Company launched its e-commerce sites in the third quarter of 2000. In 2004, the Company generated $91.7 million in e-commerce sales demand as compared to $84.3 million in 2003. This increase was achieved after considering the reduction in Crossing Pointe web demand associated with the Company's decision to reduce Crossing Pointe mailings in 2004 as a precursor to discontinuing this catalog title in 2005.

General and administrative expense decreased by $4.8 million or 3.5% in 2004 as compared to 2003. Reduced variable employee costs associated with lower sales volume served to lower general and administrative expense by $6.8 million. As a percent of net sales, general and administrative expenses were 26.5% for 2004 compared to 23.4% for 2003. The increase in percentage of net sales is primarily attributable to increased fees for professional services. $1.1 million is due to the added expense of complying with Section 404 of the Sarbanes-Oxley Act. Another component of the increased professional fees was the cost associated with an extensive consumer and brand strategy study conducted by the Company in 2004 of $1.9 million. The study concluded the Company would enhance profitability and improve shareholder value by focusing new business developments on the core Blair brand and its proven appeal to significant customer profiles.

The provision for doubtful accounts decreased $9.1 million from $31.8 million to $22.6 million or 28.8% in 2004 compared to 2003. The decrease is primarily the result of a 14.0% decrease in credit sales. The estimated bad debt rate used in 2004 was 124 basis points lower than the bad debt rate used in 2003. The estimated bad debt rate has decreased primarily due to reduced credit offers to both Blair and Crossing Pointe prospects as well as improved delinquency and charge-off experience. Prospect credit offers traditionally result in higher bad debts. In the fourth quarter of 2004, the Company raised the acceptable FICO (Beacon) credit score that a customer is required to have in order to be eligible for Blair credit. This action began to improve the creditworthiness of the portfolio in the fourth quarter and is expected to positively impact delinquency rates and related bad debt experience in 2005.

The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). At December 31, 2004, the delinquency rate on open accounts receivable was 96 basis points lower than at December 31, 2003. Further, the charge-off rate for 2004 was 11 basis points less than the charge-off rate for 2003. The reduced charge off experience is the result of reduced customer and prospect credit marketing initiatives implemented in the second half of the year. The initial impact of raising the acceptable FICO (Beacon) score also contributed to reduced delinquencies. Due to the reduced credit risk associated with these initiatives, bad debt and related charge off experience decreased.

Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The allowance for doubtful accounts as a percentage of delinquent accounts is 2.8% lower than the prior year. At December 31, 2004, the allowance for doubtful accounts as a percentage of open accounts is 204 basis points less than December 31, 2003. Both statistics reflect the greater mix of customer (versus prospect) open accounts at year-end and a much smaller Crossing Pointe credit portfolio associated with the Company's decision to discontinue its Crossing Pointe catalog title.

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

Interest income, net of interest expense increased $43,000 or 54.2% to $122,757 in 2004 as compared to 2003. Interest income results from the Company's investment of surplus cash into money market securities and other investments with a maturity of three months or less when purchased. Interest expense primarily reflects the impact of $15 million of borrowings that are required under the receivables securitization. At December 31, 2004, inventories were 1.5% lower and gross customer accounts receivable were 4.2% lower as compared to December 31, 2003. Average borrowings were comparable in 2004 to 2003. Interest rates trended up throughout 2004.

Other expense, net, decreased $38,000 or 14.7% to $221,699 in 2004 as compared to 2003. In 2004 the Company charged off $240,000 of construction in progress related to its decision to phase out the Allegheny Trail business by April 30, 2005. In 2003 the Company closed its outlet store in Erie, Pennsylvania. This facility is held for sale. A $300,773 impairment charge was taken in 2003 to reduce the value of the asset to its fair value less costs to sell. The balance of this line item is gain on foreign currency translation.

Income taxes as a percentage of income before income taxes were 36.4% in 2004 and 37.3% in 2003. The statutory federal income tax rate of 35% was favorably impacted in 2004 by a change in estimated foreign tax credits.

COMPARISON OF 2003 AND 2002

Net income for 2003 decreased 24.1% to $14.5 million or $1.82 basic earnings per share, $1.81 diluted earnings per share, compared to $19.1 million, or $2.39 basic earnings per share, $2.38 diluted earnings per share in 2002. The decline in net income in 2003 resulted primarily from increases in advertising expenses, cost of goods sold, general & administrative expenses and the provision for doubtful accounts that were not totally offset by the increase in sales.

Net sales for 2003 increased $13.4 million to $581.9 million or 2.4% greater than net sales for 2002. The increase in net sales was primarily attributable to increases in catalog and letter mailings to current and prospective customers that served to generate sales, maintain the customer file and improve inventory management. Actual response rates in 2003 were lower than in 2002 and were lower than expected levels for 2003. The provision for returned merchandise as a percentage of gross sales decreased 50 basis points or $3.4 million in 2003 as compared to 2002. Management attributes this favorable change to improved product quality and fit, and to delivery efficiencies driven by its new fulfillment equipment.

Other income increased approximately $3.3 million or 8.8% to $41.6 million in 2003 as compared to 2002. The increase was substantially impacted by increased finance charge revenues associated with the establishment of JLB Service Bank on August 20, 2003.

Cost of goods sold increased $7.0 million or 2.6% to $275.7 million in 2003 compared to 2002. As a percentage of net sales, cost of goods sold increased to 47.4% in 2003 from 47.3% in 2002. The slight increase in cost of goods sold reflects the net impact of multiple variables. Serving to positively impact cost of goods sold were: effective inventory management resulting in lower inventory liquidation costs, less outbound freight in the fourth quarter attributable to increased use of shipping consolidators affording the company the opportunity to disseminate customer packages deeper in the mail stream which provided greater postal discounts, and lower in-bound freight in the fourth quarter compared to the prior year. In 2002, the Company incurred significant amounts of air freight (driven by the west coast dock strike) to expedite foreign merchandise receipts in an attempt to fill customer backorders. Cost of goods sold was negatively impacted in 2003 by: an increase in sales generated from promotional activities intended to address lower response rates, higher inbound freight expenses in the first quarter associated with the west coast dock strike, a greater mix in the first quarter of outbound packages in excess of one pound that increased shipping costs, and the postal rate increase of approximately 10% that took place on June 30, 2002. The Company's International Trade Offices, the Company's only foreign operations, directly sourced more than 33% of the Company's merchandise from foreign suppliers in 2003 as compared to 30% in 2002. The existence of these offices serves to lower the Company's cost of acquiring merchandise. All activity is intercompany and all merchandise is purchased in U.S. dollars. The foreign offices have insignificant amounts of cash and fixed assets, which are converted to U.S. dollars for financial statement purposes.

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

The Company launched its e-commerce sites in the third quarter of 2000. In 2003, the Company generated $83.5 million in e-commerce sales demand as compared to $65.6 million in 2002.

General and administrative expense increased by $5.3 million or 4.1% in 2003 as compared to 2002. The increase in general and administrative expense is attributable to increased employee costs (primarily wages and the cost of health insurance), professional fees, additional bank fees incurred as a result of rate increases for check processing along with the amortization of costs associated with the amended securitization of accounts receivable, increased costs incurred to service an expanded credit program, depreciation on the new fulfillment equipment and professional fees incurred for the establishment of the JLB Service Bank and Allegheny Trail subsidiaries. The Company's amended securitization of accounts receivable, which is discussed further in the "Liquidity and Sources of Capital" section, provided additional liquidity and extended the term of the facility. JLB Service Bank enables the Company to manage its accounts receivable portfolio in a more cost-effective and efficient manner. The formation of Allegheny Trail represents the launch of a wholesale business targeted at outdoor sporting goods and recreational retailers.

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

Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The allowance for doubtful accounts as a percentage of delinquent accounts is the same at December 31, 2003 and December 31, 2002. At December 31, 2003, the allowance for doubtful accounts as a percentage of open accounts is 61 basis points less than December 31, 2002. This trend reflects the greater mix of customer (versus prospect) open accounts at year-end.

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

Interest income, net of interest expense increased $188,000 or 73.5% to $79,613 in 2003 as compared to 2002. Interest income results from the Company's investment of surplus cash into money market securities and other investments with a maturity of three months or less when purchased. Interest expense primarily reflects the impact of $15 million of borrowings that are required under the receivables securitization. Interest expense for 2002 included an amount attributable to an IRS tax settlement. At December 31, 2003, inventories were 15.3% higher and gross customer accounts receivable were 2.9% higher as compared to December 31, 2002. Average borrowings were comparable in 2003 to 2002. Interest rates were substantially lower throughout 2003.

Other expense, net, increased $229,000 to $260,035 in 2003 as compared to 2002. In 2003 the Company closed its outlet store in Erie, Pennsylvania. This facility is held for sale. A $300,773 impairment charge was taken in 2003 to reduce the value of the asset to its fair value less costs to sell. The balance of this line item is gain/(loss) on foreign currency translation.

Income taxes as a percentage of income before income taxes were 37.3% in 2003 and 38.5% in 2002. The statutory federal income tax rate was 35% in both years. The difference in the total income tax rate was caused by minor changes in several estimated items.

LIQUIDITY AND SOURCES OF CAPITAL

All working capital and cash requirements for the year 2004 were met using funds from operations and surplus cash. The Company maintains two facilities that collectively provide $110 million of credit. As of December 31, 2004 the Company was in compliance with all debt covenants.

The syndicated revolving facility (the "Credit Agreement") was originally signed on December 20, 2001 and has been amended four times, most recently on October 28, 2004. The amended Credit Agreement provides a commitment of $40 million and is secured by inventory and certain other assets of the Company and its subsidiaries. The Company is required to meet certain covenants that relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. At December 31, 2004, the Company had no borrowings (loans) outstanding on this credit facility and had letters of credit totaling $16.1 million outstanding, which reduces the amount of borrowings available under the Credit Agreement. Outstanding letters of credit totaled $20.9 million at December 31, 2003. Letters of credit are comprised mainly of two categories. One such category is comprised of commercial letters of credit used for the purpose of purchasing goods from non-U.S. suppliers. The other category is comprised of a performance guarantee of a consolidated subsidiary of the Company. All letters of credit have a term of one year or less. The amended facility is scheduled to expire on September 1, 2007.

The Company also maintains a securitization of up to $100 million in accounts receivable. At the present time, $70 million of the $100 million is available to the Company. The Company sells all right, title and interest in and to certain of its accounts receivable to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate, bankruptcy remote, special purpose entity that entered into a Receivables Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivables Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. At December 31, 2004 and 2003, $15 million had been borrowed under the securitization and is included on the balance sheet as $15 million of short term notes payable. $15 million is the minimum amount required to be outstanding under the Receivables Purchase Agreement. Accordingly, at December 31, 2004 and 2003, $15 million of undivided interests in the receivables pool has been utilized under the terms of the facility, resulting in a remaining unused commitment of $55 million. At December 31, 2004 and 2003, the weighted average interest rate was 2.26% and 1.97%, respectively. Interest paid during 2004, 2003, and 2002 was approximately $339,000, $282,000, and $366,000, respectively.
The securitization has a scheduled termination date of April 7, 2006.

The following table and narrative highlight significant changes in cash and cash equivalents for the years ended December 31, 2004 and 2003.

                                                                     Twelve Months Ended
                                                                         December 31
                                                                                           Increase/
                                                          2004              2003          (decrease)
                                                       ------------     ------------     ------------
Net cash provided by (used in) operating activities    $ 21,342,668     $ (2,390,612)    $ 23,733,280

Net cash (used in) investing activities                  (4,623,552)      (7,191,272)       2,567,720

Net cash (used in) financing activities                  (2,436,554)      (3,976,022)       1,539,468

Effect of exchange rate changes on cash                    (102,616)         (37,548)         (65,068)
                                                       ------------     ------------     ------------

Net (decrease) in cash and cash equivalents
                                                       $ 14,179,946     $(13,595,454)    $ 27,775,400
                                                       ============     ============     ============

Net cash provided by operating activities was $21.3 million for the year ended December 31, 2004, a $23.7 million increase over the same period in fiscal 2003. This increase is primarily attributable to favorable year over year changes in several components of working capital. The primary factors of improved working capital are favorable changes to accounts receivable ($11.9 million) and in inventory ($12.7 million). In 2003, inventories rose approximately $11.4 million over 2002 levels. 2004 inventory levels are $1.3 million below year end 2003 levels. These positive impacts were offset somewhat by an unfavorable change ($4.6 million) in payables and accrual balances resulting from generally lower costs and expenses coupled with the timing of merchandise purchases.

Net cash used in investing activities was lower by $2.6 million due to a lower level of capital expenditures in 2004. In 2003, the Company was in the final stages of a modernization and expansion program of its fulfillment complex.

The $1.5 million reduction in net cash used in financing activities for the twelve months ended December 31, 2004 over the comparable period in 2003 is primarily attributable to $1.5 million higher proceeds from exercised stock options.

Cash funding requirements in 2004 were primarily for capital expenditures and shareholder dividend payments. The Company expects to fund 2005 requirements with cash provided from operations and cash on hand.

The Company was in compliance with all debt covenants as of December 31, 2004. The Company believes it has adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

Merchandise inventory turnover was 2.6 at December 31, 2004, 3.4 at December 31, 2003 and 3.4 at December 31, 2002. Merchandise inventory as of December 31, 2004 increased 2.4% from December 31, 2003 and increased 19.8% from December 31, 2002. Merchandise inventory levels have been generally higher from December 31, 2003 through December 31, 2004 due to strategic efforts to increase inventory levels for recurring merchandise items in an effort to improve fill rates and related customer service levels. Inventory liquidation efforts were consistent with the prior year.

The merchandise inventory levels are net of the Company's reserve for inventory obsolescence. The reserve totaled $3.6 million at December 31, 2004, $3.6 million at December 31, 2003 and $4.0 million at December 31, 2002. Inventory write-offs and write-downs (reductions to below cost) charged against the reserve for obsolescence were $6.3 million in 2004, $4.9 million in 2003 and $5.7 million in 2002. The closing of the Starbrick Outlet Store in January 2004 accounts for $2.4 million of the write-downs in 2004. These writedowns were primarily provided for in the December 31, 2003 obsolescence reserve. Due to the nonrecurring nature of the write-downs related to the closing of the Starbrick Outlet Store, the obsolescence reserve at December 31, 2004 might be expected to be lower than the reserve at December 31, 2003 on comparable inventory levels. However, the Company's decisions to discontinue its Crossing Pointe catalog title in 2005 and to phase out the Allegheny Trail wholesale business by April 30, 2005 have created the need to reserve a greater portion of these inventories due to anticipated lower recovery. Management believes that the amount of the reserve for obsolescence is appropriate. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold, based on the levels of merchandise inventory and merchandise purchases.

An operating segment is identified as a component of an enterprise for which separate financial information is available for evaluation by the chief decision-maker, or decision-making group, in deciding on how to allocate resources and assess performance. The Company operates as one business segment consisting of the Womenswear, Menswear, Home, Crossing Pointe, Stores and Allegheny Trail product lines. The Stores product line was added in the first quarter of 2004 reflecting a reclassification within the segment from the other product lines to this product line. Allegheny Trail was added in the third quarter of 2003.

On January 25, 2005, the Company decided to phase out its Allegheny Trail wholesale business by April 30, 2005. The remaining products will be transferred to other existing product lines. The Company's intention is to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The decision to focus on core operations is based in part on the historical success of the Blair brand and an extensive consumer and brand strategy study undertaken by the Company as part of its efforts to enhance profitability and shareholder value. The Company has evaluated the impact of phasing out the Allegheny Trail business on all assets associated with this operation. All appropriate reserves have been recorded. This decision did not have a negative effect on 2004 profitability, and is not expected to negatively impact 2005 performance.

The table below illustrates a reduction in Crossing Pointe net sales, which is attributable to reduced circulation in 2004 compared to 2003. The Company will discontinue its 4 year old Crossing Pointe catalog title in early 2005. All appropriate reserves have been recorded. This decision did not have a negative effect on 2004 profitability and is expected to positively impact 2005 performance.

The Store product line shows a decrease of $3.4 million in merchandise inventory when comparing the December 31, 2004 balance to the December 31, 2003 balance. This is due to the closing of the Starbrick Outlet Store in January, 2004, which was accounted for in the fourth quarter of 2003.

The following tables illustrate the percent of net sales and merchandise inventory that each product line represents.

                    12/31/04    Percent of     12/31/03    Percent of    12/31/02     Percent of
                   Net Sales     Total Net    Net Sales    Total Net     Net Sales     Total Net
  Product Line   (in millions)    Sales     (in millions)    Sales     (in millions)     Sales
---------------  -------------  ----------  -------------  ----------  -------------  ----------
Womenswear       $   310.6         62.6%       $365.9          62.9%   $    358.9        63.1%
Menswear              96.1         19.4%        100.6          17.3%        107.4        18.9%
Home                  64.9         13.1%         68.5          11.8%         59.2        10.4%
Crossing Pointe       20.0          4.0%         39.6           6.8%         34.7         6.1%
Stores                 3.1          0.6%          6.5           1.1%          8.3         1.5%
Allegheny Trail        1.4          0.3%           .8            .1%          N/A         N/A
                 ---------      -------        ------      --------    ----------     -------
Total            $   496.1        100.0%       $581.9         100.0%   $    568.5       100.0%
                 =========      =======        ======      ========    ==========     =======

                    12/31/04       12/31/03      12/31/02
                   Merchandise   Merchandise    Merchandise
                    Inventory     Inventory      Inventory
 Product Line    (in millions)  (in millions)  (in millions)
---------------  -------------  -------------  -------------
Womenswear       $    42.9      $   41.0       $   29.5
Menswear              14.3           6.9           10.0
Home                   8.4           6.5            4.7
Crossing Pointe         .2           6.4            6.5
Stores                  .4           3.8            4.4
Allegheny Trail        1.4           1.4            N/A
                 ---------      --------       --------
Total            $    67.6      $   66.0       $   55.1
                 =========      ========       ========

The Company looks upon its credit granting (Blair Credit) as a marketing advantage. Blair Credit customers, on average, buy more, buy more often and are more loyal than cash and third party credit card customers. The Company has determined that the benefit from the increased sales volume achieved by offering Blair Credit is significant and more than offsets the cost of the credit program. The cost of the credit program is comparable to the discount rates of third party credit cards. The Company's gross credit sales decreased 14% in 2004 as compared to 2003 in line with the strategic decision to focus on more targeted mailings for greater efficiency and optimized yield. The Company's gross credit sales increased 4.8% in 2003 as compared to 2002 and decreased 3.3% in 2002 as compared to 2001.

On August 20, 2003 the Company commenced operations of a new wholly owned subsidiary, JLB Service Bank. The establishment of JLB Service Bank enables the Company to manage its credit portfolio in a more cost-effective and efficient manner. The bank's products involve the extension of credit on an unsecured basis to individuals who are customers of Blair Corporation to facilitate their purchases of Blair's merchandise. As of December 31, 2004 and December 31, 2003, JLB Service Bank's total assets represented 1.3% of the total consolidated assets of the Company. Gross revenue of JLB Service Bank was .94% and .32% respectively of the Company's consolidated total revenues for the years ended December 31, 2004 and December 31, 2003.

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $4.6 million during 2004, $7.2 million during 2003 and $12.3 million during 2002. Most of the $4.6 million of capital expenditures in 2004 were attributable to the previously announced modernization and enhancement of the Company's fulfillment operations. This investment has increased the productivity of the Company's fulfillment operations. The reduction in capital expenditures over the three year period is attributable in part to economic conditions.

In addition, expenditures incurred for Sarbanes Oxley compliance and the comprehensive brand and market study have led to additional cash requirements of approximately $3 million, which were reflected in the consolidated statement of income.

Capital expenditures are projected to be approximately $35 million in total for the years 2005, 2006, 2007. Approximately $18 million of the $35 million is attributable to improving our information services capabilities as they support the order taking and order fulfillment functions.

Upon review of the Company's inventory liquidation strategy, the Company made the decision in January 2004 to close its outlet store located in Warren, Pa. This closure was effective at the close of business on January 16, 2004. Evolvement of the Company's inventory liquidation strategy into more rapid and profitable methods of disposing obsolete and excess inventory led to this decision. Over the past three years, package insertions, telephone upsell promotions, sale catalogs and the e-commerce channel have proven to be more successful and profitable in moving inventory than the traditional outlet sales process. The building is a sheet metal warehouse design and the Company has considered the possible impairment of the facility. It is continuing to be used and maintained in an operating condition and several options for additional and/or alternative uses are being explored for its future use. For these reasons, the Company does not believe impairment of the facility is appropriate.

The Blair Warehouse Outlet building in Erie Pennsylvania is not currently being used by the Company. The Company is seeking prospective buyers for the Erie facility. However, the sales process has taken longer than anticipated and the assets are no longer being classified as Held for Sale in accordance with SFAS No. 144. The carrying value of the asset, after considering a $300,773 impairment charge taken in 2003 to reduce the value of the asset to its fair value less costs to sell, is deemed to be stated fairly at December 31, 2004. The facility will continue to be depreciated.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company has contractual obligations consisting of capital leases for data processing and telephone equipment, operating leases for buildings, data processing, office and telephone equipment and a line of credit securitization for general liquidity, which requires a minimum borrowing level.

                                   PAYMENTS DUE BY PERIOD
                                          LESS THAN     1 - 3           4 - 5      MORE THAN 5
CONTRACTUAL OBLIGATIONS       TOTAL        1 YEAR       YEARS           YEARS         YEARS
-------------------------  ------------  ------------  -----------   -----------   -----------
Capital Lease Obligations  $    127,706  $    114,702  $    13,004   $       -0-   $       -0-
Operating leases             10,168,629     2,998,902    3,876,093     2,029,219     1,264,415
Unconditional Purchase
Obligations - Outstanding
Letters of Credit            16,100,000    16,100,000          -0-           -0-           -0-
Line of Credit -
Securitization               15,000,000    15,000,000          -0-           -0-           -0-
                           ------------  ------------  -----------   -----------   -----------
TOTAL                      $ 41,396,335  $ 34,213,604  $ 3,889,097   $ 2,029,219   $ 1,264,415
                           ============  ============  ===========   ===========   ===========

The Company has commercial commitments consisting of a revolving credit facility of up to $40 million and a receivables securitization of up to $70 million. At December 31, 2004, $15 million of undivided interests in the receivables pool has been utilized under the terms of the receivables facility.

                                         AMOUNT OF COMMITMENT
                                         EXPIRATION PER PERIOD

                                                                                    AFTER
OTHER COMMERCIAL                 TOTAL AMOUNTS    LESS THAN       1 - 3      4 - 5    5
COMMITMENTS                        COMMITTED        1 YEAR        YEARS      YEARS  YEARS
-------------------------------  -------------  -------------  ------------  -----  -----
Line of Credit - Revolving
effective 9/1/04                 $  40,000,000  $         -0-  $ 40,000,000  $ -0-  $ -0-
Line of Credit - Securitization
effective 4/9/03                    70,000,000     70,000,000           -0-    -0-    -0-
                                 -------------  -------------  ------------  -----  -----
TOTAL                            $ 110,000,000  $  70,000,000  $ 40,000,000  $ -0-  $ -0-
                                 =============  =============  ============  =====  =====

If an event of default should occur, payments and/or maturity of the lines of credit could be accelerated. The Company is not in default and does not expect to be in default of any of the provisions of the credit facilities. (See "Liquidity and Sources of Capital" for details of the Company's credit facilities).

The Company recently declared a quarterly dividend of $.15 per share payable on March 15, 2005. The Company has declared dividends for 285 consecutive quarters. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an ongoing basis. See "Future Considerations."

Future cash needs beyond 2005 will be financed by cash flow from operations, existing borrowing arrangements and, if needed, other financing arrangements that may be available to the Company. The Company's current projection of future cash requirements, however, may be affected by numerous factors, including changes in customer payments on accounts receivable, consumer credit industry trends, sales volume, operating cost fluctuations, revised capital spending plans and unplanned capital spending.

CRITICAL ACCOUNTING POLICIES

Preparation of the Company's financial statements requires the application of a number of accounting policies, which are described in "Note 1. Significant Accounting Policies" in the "Notes to Consolidated Financial Statements." The critical accounting policies, which if interpreted differently under different conditions or circumstances could result in material changes to the reported results, deal with properly valuing accounts receivable and inventory. Properly valuing accounts receivable and inventory requires establishing proper reserve and allowance levels, specifically the allowances for doubtful accounts and returns, and the reserve for inventory obsolescence. The Company's senior financial management and the Company's auditors (Ernst & Young) review the critical accounting policies and estimates with the Audit Committee of the Board of Directors.

The Company's revenue recognition policy is as follows: Sales (cash, Blair Credit, or third party credit card) are recorded when the merchandise is shipped to the customer in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition.

Finance charges on time payment accounts are recognized on an accrual basis of accounting.

The allowance for doubtful accounts and related items, provision for doubtful accounts and Blair Credit, are discussed in "Results of Operations," "Liquidity and Sources of Capital" and "Future Considerations." A change in the bad debt rate would cause changes in the provision for doubtful accounts and the allowance for doubtful accounts. Based on the Company's 2004 level of credit sales and finance charges, net income would change by approximately $2.3 million, or $.27 per share, from a one percentage point change in the bad debt rate.

The allowance for returns is recorded as an offset against customer accounts receivable. A monthly provision for anticipated returns is recorded as a percentage of gross sales, based upon historical experience. The provision is charged against gross sales to arrive at net sales, and actual returns are charged against the allowance for returns. Returns are generally more predictable as they settle within two-to-three months but are impacted by season, new products and/or product lines, type of sale (cash, credit card, Blair Credit) and sales mix (prospect/customer). The Company feels that the allowance for returns is sufficient to cover the actual returns that will occur in 2005 on 2004 sales. A change in the returns rate would cause changes in the provision for returns and the allowance for returns. Based on the Company's 2004 level of sales, net income would change by approximately $1.7 million, or $.21 per share, from a one percentage point change in return rate.

The reserve for inventory obsolescence and related items, inventory levels and write-downs, are discussed in "Liquidity and Sources of Capital" and "Future Considerations." The Company feels that the reserve for inventory obsolescence is sufficient to cover the write-offs that will occur in future years on merchandise in inventory as of December 31, 2004. A change in the obsolescence rate would cause changes in cost of goods sold and the reserve for inventory obsolescence. Based on the Company's 2004 level of merchandise subject to obsolescence, net income would change by approximately $1.7 million, or $.21 per share, from a one percentage point change in the obsolescence rate.

The Company's advertising expense policy is as follows: Advertising and shipping supply inventories include printed advertising material and related mailing supplies for promotional mailings, which are generally scheduled to occur within two months. These direct-response advertising costs are then expensed over the period of expected future benefit, generally nine weeks.

At December 31, 2004, the Company had total net current deferred tax assets of $10.7 million. These assets relate principally to asset valuation reserves including bad debts, returns and inventory obsolescence. Based on recent historical earnings performance and current projections, management believes that a valuation allowance is not required against these deferred tax assets, except for the valuation allowances against state net operating losses and the Allegheny Trail inventory obsolescence reserve. The state net operating loss valuation allowance was provided due to its uncertainty of realization based upon the state's net operating loss carryforward rules. The Allegheny Trail inventory obsolescence reserve valuation allowance was provided due to the Company's decision to phase out this business by April 30, 2005.

IMPACT OF INFLATION AND CHANGING PRICES

Although inflation has moderated in our economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. Historically, profit margins have been pressured by postal and paper rate increases. Paper rates increased approximately 5% in 2004, were flat in 2003 and realized a 19% reduction in 2002. Postal rates increased on January 10, 1999, on January 7, 2001, on July 1, 2001, and again on June 30, 2002. Based on recent public communications by the United States Postal Service, it is anticipated that postal rates will not increase again until 2006. The Company spent approximately $83.7 million for postage and delivery services in 2004.

The Company principally uses the LIFO method of accounting for its merchandise inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces distortion in reported income due to increasing costs. However, the Company has been experiencing consistent to declining merchandise costs and the LIFO reserve has fallen to $3.8 million at December 31, 2004 from $4.5 million at December 31, 2003. The LIFO reserve was $5.7 million at December 31, 2002.

The World Trade Organization members agreed several years ago that starting in January of 2005, quota on imported textile products would be removed. The elimination of this quota will result in lower priced textile products from most of the World Trade member countries. Because some member countries did not charge for quota, not all products will experience lower costs. However, in most World Trade member countries, lower prices are anticipated to range between 5% and 20%, depending on the item and the country of origin. These lower prices will result in lower landed duty paid prices for American importers. China is the only World Trade Organization member country that could be required to have quotas reinstated if their imports exceed a set amount per category.

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

ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005. We expect to adopt SFAS No. 123(R) on July 1, 2005.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $411,000, $129,000, and $22,000 in 2004, 2003 and 2002, respectively.

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

The Company's marketing strategy includes targeting customers in the "40 to 75, low-to-moderate income" market. Success of the Company's marketing strategy requires investment in database management, digital asset management, campaign management, financial and operating systems, prospecting programs, catalog marketing, new product lines, telephone call centers, e-commerce, fulfillment operations and the management of credit extension. Management believes that these investments should improve Blair Corporation's position in new and existing markets and provide opportunities for future earnings growth.

The Company announced on May 3, 2004, that it will discontinue circulation of its four year-old Crossing Pointe catalog title in 2005. The Company's intention is to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The decision to focus on core operations is based in part on the historical success of the Blair brand and an extensive consumer and brand strategy study undertaken by the Company as part of its efforts to enhance profitability and shareholder value. This decision did not have a negative effect on 2004 profitability, and the Company expects it to moderately benefit 2005 performance.

On January 25, 2005, the Company decided to phase out its Allegheny Trail wholesale business by April 30, 2005. The remaining products will be transferred to other existing product lines. This decision is consistent with the Company's intention to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The Company has evaluated the impact of phasing out the Allegheny Trail business on all assets associated with this operation. All appropriate reserves have been recorded. This decision did not have a negative effect on 2004 profitability and is not expected to negatively impact 2005 performance.

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

New requirements adopted by the Securities and Exchange Commission in response to the passage of the Sarbanes-Oxley Act of 2002 will require an annual review and evaluation of our internal control systems and attestation of these systems by our independent auditors. We are currently reviewing our internal control procedures and considering further documentation of such procedures that may be necessary. While we currently believe we have identified and committed the appropriate resources and developed an achievable plan of execution to meet all of the new requirements in a timely manner, there is risk inherent in the significant number of tasks to be completed over the balance of our fiscal year. Any improvements in our internal control systems or in documentation of such control systems could be costly to prepare or implement, could divert attention of management of finance staff, and may cause our operating expenses to increase over the ensuing year.

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

The Company is subject to market interest rate risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company utilizes variable-rate debt to manage its exposure to changes in interest rates. The Company does not expect changes in interest rates to have a material adverse effect on its income or cash flow in 2005. A change of one percentage point in the interest rate would cause a change in interest expense, based on the Company's levels of debt for the years 2003 and 2004, of approximately $150,000 in each year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

On February 26, 2004, the Company adopted a Code of Ethics for its Principal Executive Officer and Senior Financial Officer (the "Code of Ethics"). A copy of the Code of Ethics is filed as exhibit 14 in the 2003 Form 10-K. The Code of Ethics is also available free of charge by writing to the Secretary of Blair Corporation, 220 Hickory Street, Warren, Pennsylvania 16366.

Information regarding directors and executive officers of the Company appearing under the caption "Election of Directors" in the 2005 Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on March 21, 2005 is hereby incorporated by reference.

Certain information regarding section 16 of the Exchange Act reporting by directors, officers and beneficial owners of more than ten percent (10%) of the Company's common stock appearing under caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2005 Proxy Statement is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information appearing under the caption "Executive Compensation" in the 2005 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information setting forth the security ownership of certain beneficial owners and management appearing under the captions "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Equity Compensation Plan Information" in the 2005 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under the caption "Principal Accountant Fees and Services" in the 2005 Proxy Statement is hereby incorporated by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES.

(1) Financial Statements. The Company's consolidated financial statements are included at pages F-1 to F-21.

Management's Annual Report on Internal Control Over Financial Reporting................................  F-1

Report of Independent Registered Public Accounting Firm................................................  F-2

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting...  F-3

Consolidated Balance Sheets -- December 31, 2004 and 2003..............................................  F-4

Consolidated Statements of Income -- Years ended December 31, 2004, 2003 and 2002......................  F-6

Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2004, 2003 and 2002........  F-7

Consolidated Statements of Cash Flows -- Years ended December 31, 2004, 2003 and 2002..................  F-9

Notes to Consolidated Financial Statements -- December 31, 2004........................................  F-10

(2)   Quarterly Results of Operations (page F-22)

(3) Financial Statement Schedules. SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS is being filed as part of this report on Form 10-K pursuant to
      Item 15(c), and should be read in conjunction with the consolidated financial statements of the Company described in Item 15(a)(1) above, which such Schedule II follows at page F-23.

All other schedules set forth in the applicable accounting regulations of the Securities and Exchange Commission either are not required under the related instructions or are not applicable and, therefore, have been omitted.

(4)   List of Exhibits.

The exhibits filed as a part of this Form 10-K are as follows (filed herewith unless otherwise noted):

 3.1   Restated Certificate of Incorporation of the Company (1)
 3.2   Amended and Restated Bylaws of the Company (2)
   4   Form of Specimen Common Stock Certificate of Blair Corporation (3)
10.1   Stock Accumulation and Deferred Compensation Plan for Directors (4)
10.2   Blair Corporation 2000 Omnibus Stock Plan (5)
10.3   Blair Credit Agreement (6)
10.4   Amendment No. 2 to Credit Agreement (7)
10.5   Amendment No. 3 to Credit Agreement (8)
10.6   Amendment No. 4 to Credit Agreement (9)
10.7   Change in Control Severance Agreement - Vice Presidents (10)
10.8   Change in Control Severance Agreement - CEO and Senior Vice Presidents (11)
  11   Statement regarding computation of per share earnings (12)
  14   Code of Ethics (13)
  21   Subsidiaries of Blair Corporation
  23   Consent of Independent Registered Public Accounting Firm

31.1   CEO Certification pursuant to Section 302
31.2   CFO Certification pursuant to Section 302
32.1   CEO Certification pursuant to Section 906
32.2   CFO Certification pursuant to Section 906


-----------------------
      (1) Incorporated herein by reference to Exhibit A to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 10, 1995 (SEC File No. 1-878).

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

      (8) Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 9, 2004 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

      (9)   Certain schedules to the agreement have been omitted.

      (10) Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 9, 2004 (SEC File No. 1-878).

      (11) Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 9, 2004 (SEC File No. 1-878).

      (12) Incorporated by reference to Note 5 of the financial statements included herein.

      (13) Incorporated by reference to Exhibit 14 to the 2003 Annual Report on Form 10-K of the Company filed with the SEC on March 15, 2004 (SEC File No. 1-878).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BLAIR CORPORATION (REGISTRANT)

Date: March 1, 2005             By:        /s/ John E. Zawacki
                                   ------------------------------------
                                             John E. Zawacki
                                              President and
                                         Chief Executive Officer

                               By:        /s/ Bryan J. Flanagan
                                   ------------------------------------
                                            Bryan J. Flanagan
                                        Senior Vice President and
                                         Chief Financial Officer

                               By:         /s/ Michael R. DelPrince
                                   ----------------------------------------
                                             Michael R. DelPrince
                                                  Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 1, 2005            By:          /s/ Craig N. Johnson
                                  ----------------------------------------
                                              Craig N. Johnson
                                     Chairman of the Board of Directors

Date: March 1, 2005            By:          /s/ John E. Zawacki
                                  ----------------------------------------
                                              John E. Zawacki
                                     President, Chief Executive Officer
                                                and Director
                                       (Principal Executive Officer)

Date: March 1, 2005            By:         /s/ Bryan J. Flanagan
                                  ----------------------------------------
                                             Bryan J. Flanagan
                                   Senior Vice President, Chief Financial
                                            Officer and Director
                                         (Chief Financial Officer)

Date: March 1, 2005            By:          /s/ Steven M. Blair
                                  ----------------------------------------
                                              Steven M. Blair
                                          Vice President, Customer
                                           Services and Director

Date: March 1, 2005            By:         /s/ Thomas P. McKeever
                                  ----------------------------------------
                                             Thomas P. McKeever
                                   Senior Vice President, Operations and
                                        Administration and Director

Date: March 1, 2005            By:          /s/ Robert D. Crowley
                                  ------------------------------------------
                                              Robert D. Crowley
                                  Senior Vice President, Menswear, Home and
                                       Marketing Services and Director

Date: March 1, 2005            By:      /s/ Murray K. McComas
                                  ---------------------------------
                                          Murray K. McComas
                                              Director

     Management's Annual Report on Internal Control over Financial Reporting

The management of Blair Corporation and Subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's management utilizes the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting.

As of December 31, 2004, based on management's evaluation of the effectiveness of the Company's internal control over financial reporting, the Company has concluded that its internal control over financial reporting is effective for the purpose of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. In addition, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

Ernst & Young, the registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on management's assessment of the Company's internal control over financial reporting.

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Blair Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Blair Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blair Corporation and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Blair Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2005 expressed an unqualified opinion thereon.

                                                 /s/ Ernst & Young LLP

Buffalo, New York
February 23, 2005

   Report of Independent Registered Public Accounting Firm on Internal Control
                            over Financial Reporting

The Board of Directors and Stockholders of Blair Corporation and Subsidiaries

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Blair Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Blair Corporation and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Blair Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Blair Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Blair Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 23, 2005 expressed an unqualified opinion thereon.

                                                 /s/ Ernst & Young LLP

Buffalo, New York
February 23, 2005

                       Blair Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                                     DECEMBER 31
                                                              2004                   2003
                                                       ------------------       ---------------
ASSETS
Current assets:
 Cash and cash equivalents                             $       50,559,995       $    36,380,049
 Customer accounts receivable, less allowances
  for doubtful accounts and returns of
  $38,924,914 in 2004 and $47,473,108 in 2003                 148,171,292           154,660,076
 Inventories:
  Merchandise                                                  67,597,084            65,990,631
  Advertising and shipping supplies                            16,697,349            19,610,207
                                                       ------------------       ---------------
                                                               84,294,433            85,600,838
 Deferred income taxes (Note 6)                                10,657,000            12,211,000
 Prepaid expenses                                               2,210,181             2,200,191
                                                       ------------------       ---------------
Total current assets                                          295,892,901           291,052,154

Property, plant, and equipment:
 Land                                                           1,142,144             1,142,144
 Buildings and leasehold improvements                          66,803,458            67,169,830
 Equipment                                                     74,793,330            72,979,845
 Construction in progress                                       1,686,408             1,386,067
                                                       ------------------       ---------------
                                                              144,425,340           142,677,886
 Less allowances for depreciation                              95,066,355            88,798,632
                                                       ------------------       ---------------
                                                               49,358,985            53,879,254

Trademarks                                                        415,921               488,164
Other long-term assets                                            473,037               556,231
                                                       ------------------       ---------------
Total assets                                           $      346,140,844       $   345,975,803
                                                       ==================       ===============

See accompanying notes.

                                                                            DECEMBER 31
                                                                     2004                 2003
                                                              ----------------      ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable (Note 2)                                       $     15,000,000      $   15,000,000
 Trade accounts payable                                             24,831,335          35,129,055
 Advance payments from customers                                     1,854,086           2,286,055
 Accrued expenses (Note 3)                                          15,406,631          17,732,395
 Accrued federal and state taxes                                     3,689,994           3,997,935
 Current portion of capital lease obligations (Note 4)                 111,254             378,632
                                                              ----------------      --------------
Total current liabilities                                           60,893,300          74,524,072

Capital lease obligations, less current portion (Note 4)                12,270             101,622

Deferred income taxes (Note 6)                                       2,668,000           2,549,000

Stockholders' equity (Note 5):
  Common stock without par value:
  Authorized 12,000,000 shares
  issued 10,075,440 shares (including shares
  held in treasury) -- stated value                                    419,810             419,810
 Additional paid-in capital                                         13,238,311          14,134,983
 Retained earnings                                                 306,544,284         296,397,999
 Accumulated other comprehensive (loss) income                        (118,634)            (20,016)
                                                              ----------------      --------------
                                                                   320,083,771         310,932,776
 Less 1,846,542 shares in 2004 and 1,962,439
  shares in 2003 of common stock
  in treasury -- at cost                                            35,955,582          39,514,841
 Less receivable and deferred compensation
      from stock plans                                               1,560,915           2,616,826
                                                              ----------------      --------------
                                                                   282,567,274         268,801,109
                                                              ----------------      --------------
Total liabilities and stockholders' equity                    $    346,140,844      $  345,975,803
                                                              ================      ==============

See accompanying notes.

                       Blair Corporation and Subsidiaries

                       Consolidated Statements of Income

                                                                         YEARS ENDED DECEMBER 31
                                                             2004                 2003                2002
                                                        ---------------    -----------------   ----------------
Net sales                                               $   496,120,207    $     581,939,971   $    568,545,582
Other revenue (Note 7)                                       44,714,912           41,563,467         38,218,673
                                                        ---------------    -----------------   ----------------
                                                            540,835,119          623,503,438        606,764,255
Cost and expenses:
 Cost of goods sold                                         234,972,079          275,708,662        268,736,004
 Advertising                                                128,324,650          156,412,869        145,906,864
 General and administrative                                 131,408,753          136,211,667        130,882,944
 Provision for doubtful accounts                             22,664,048           31,826,636         29,986,973
 Interest (income) expense, net                                (122,757)             (79,613)           108,349
    Other expense, net                                          221,699              260,035             30,565
                                                        ---------------    -----------------   ----------------
                                                            517,468,472          600,340,256        575,651,699
                                                        ---------------    -----------------   ----------------
Income before income taxes                                   23,366,647           23,163,182         31,112,556

Income taxes (Note 6)                                         8,498,000            8,637,000         11,977,000
                                                        ---------------    -----------------   ----------------
Net income                                              $    14,868,647    $      14,526,182   $     19,135,556
                                                        ===============    =================   ================

Basic earnings per share based on
   weighted average shares outstanding                  $          1.83    $            1.82   $           2.39
                                                        ===============    =================   ================
Diluted earnings per share based on
   weighted average shares outstanding
   and assumed conversions                              $          1.80   $             1.81   $           2.38
                                                        ===============   ==================   ================

See accompanying notes.

                       Blair Corporation and Subsidiaries

                 Consolidated Statements of Stockholders'Equity

                                                                                      YEARS ENDED DECEMBER 31
                                                                             2004                 2003               2002
                                                                      ----------------   ---------------      ----------------
COMMON STOCK                                                          $        419,810   $       419,810      $        419,810

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year                                                14,134,983        14,428,903            14,589,838
Issuance of 4,050 shares in 2004, 5,375 shares in 2003
    and 3,000 shares in 2002 of common stock to
    non-employee directors                                                     (24,358)           (6,355)               (2,619)
Issuance of 0 shares in 2004, 13,350 shares in 2003
    and 66,960 shares in 2002 of common stock under
    Omnibus Stock Plan - Restricted Stock Awards (Note 5)                            -            10,695               (80,386)
Issuance of 3,000 shares in 2004, 0 shares in 2003
    and 0 shares in 2002 of common stock  under Omnibus
    Stock Plan - Executive Officer Stock Awards (Note 5)                       (18,509)                -                     -
Forfeitures of 19,700 shares in 2004, 2,700 shares in 2003
    and 7,000 shares in 2002 of common stock under Omnibus
    Stock and Employee Stock Purchase Plans (Note 5)                          (107,644)          (18,055)              (17,279)
Exercise of 128,547 shares in 2004, 54,146 shares in 2003
     and 10,001 shares in 2002 of common stock  under Omnibus
     Stock Plan - Non-Qualified Stock Options                               (1,157,161)         (409,205)              (82,651)
Tax benefit on exercise of Non-Qualified Stock Options                         411,000           129,000                22,000
                                                                       ---------------   ---------------      ----------------
Balance at end of year                                                      13,238,311        14,134,983            14,428,903

RETAINED EARNINGS:
Balance at beginning of year                                               296,397,999       286,511,847           271,954,815
Net income                                                                  14,868,647        14,526,182            19,135,556
Cash dividends per share -  $.60 in 2004, 2003 and 2002                     (4,722,362)       (4,640,030)           (4,578,524)
                                                                       ---------------   ---------------      ----------------
Balance at end of year                                                     306,544,284       296,397,999           286,511,847

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Balance at beginning of year                                                   (20,016)           12,686                     -
Foreign currency translation                                                   (98,618)          (32,702)               12,686
                                                                       ---------------   ---------------      ----------------
Balance at end of year                                                        (118,634)          (20,016)               12,686

TREASURY STOCK:

Balance at beginning of year                                               (39,514,841)      (41,264,330)          (43,187,542)
Issuance of 4,050 shares in 2004, 5,375 shares in 2003
    and 3,000 shares in 2002 of common stock to
    non-employee directors                                                     126,509           130,219                63,279
Issuance of 0 shares in 2004, 13,350 shares in 2003
    and 66,960 shares in 2002 of common stock under
    Omnibus Stock Plan - Restricted Stock Awards (Note 5)                            -           275,663             1,740,780
Issuance of 3,000 shares in 2004, 0 shares in 2003 and 0 shares in 2002 of common stock under Omnibus Stock Plan -
    Executive Officer Stock Awards (Note 5)                                     85,875                 -                     -
Forfeitures of 19,700 shares in 2004, 2,700 shares in 2003
    and 7,000 shares in 2002 of common stock under Omnibus
    Stock and Employee Stock Purchase Plans (Note 5)                          (332,770)          (45,696)             (134,515)
Exercise of 128,547 shares in 2004, 54,146 shares in 2003
      and 10,001 shares in 2002 of common stock under Omnibus
      Stock Plan - Non-Qualified Stock Options                               3,679,645         1,389,303               253,668
                                                                       ---------------   ---------------      ----------------
Balance at end of year                                                     (35,955,582)      (39,514,841)         ( 41,264,330)

See accompanying notes.

                       Blair Corporation and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                                                                     YEARS ENDED DECEMBER 31
                                                                           2004                2003              2002
                                                                      --------------     ---------------   ---------------
RECEIVABLE AND DEFERRED COMPENSATION FROM STOCK PLANS:

Balance at beginning of year                                             (2,616,826)         (2,775,102)        (1,987,850)
Issuance (net of forfeitures) of common stock under
   Omnibus Stock Plan - Restricted Stock Awards and
   Executive Officer Awards: (Note 5)
    Receivable                                                              100,263             (77,763)          (448,333)
  Deferred compensation                                                           -            (192,907)        (1,070,667)
Amortization of deferred compensation, net of forfeitures                   245,575             163,495             84,445
Amortization of Executive Officer Stock awards, net of vesting
     and forfeitures                                                        407,854              35,357                  -
Applications of dividends and cash repayments                               302,219             230,094            647,303
                                                                      -------------      --------------    ---------------
Balance at end of year                                                   (1,560,915)         (2,616,826)        (2,775,102)
                                                                      -------------      --------------    ---------------
Total stockholders' equity                                            $ 282,567,274      $  268,801,109    $   257,333,814
                                                                      =============      ==============    ===============
COMPREHENSIVE INCOME:
Net income                                                            $  14,868,647      $   14,526,182    $    19,135,556
Adjustment from foreign currency translation                                (98,618)            (32,702)            12,686
                                                                      -------------      --------------    ---------------
Comprehensive income                                                  $  14,770,029      $   14,493,480    $    19,148,242
                                                                      =============      ==============    ===============

See accompanying notes.

                       Blair Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                            YEARS ENDED DECEMBER 31
                                                                     2004             2003             2002
                                                                --------------   ---------------   ---------------
OPERATING ACTIVITIES
Net income                                                      $   14,868,647    $   14,526,182   $    19,135,556
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation                                                    8,825,999         8,988,722         8,329,970
     Amortization                                                      329,497           342,903           340,547
     Impairment of assets held for sale                                      -           300,773                 -
     Loss on disposal of property and equipment                        320,905                 -                 -
     Provision for doubtful accounts                                22,664,048        31,826,636        29,986,973
     Provision for deferred income taxes                             1,673,000           350,000        (1,346,000)
     Tax benefit on exercise of non-qualified stock options            411,000           129,000            22,000
     Compensation expense (net of forfeitures)
         for stock awards                                              664,798           470,667           345,313
     Changes in operating assets and liabilities
       providing (using) cash:
         Customer accounts receivable                              (16,175,065)      (37,257,221)      (20,913,273)
         Inventories                                                 1,306,405       (11,383,533)       21,194,839
         Prepaid expenses and other assets                            (182,206)         (509,428)       (1,445,772)
         Trade accounts payable                                    (10,297,653)       (5,676,968)       (6,828,013)
         Advance payments from customers                              (431,969)       (1,673,746)        2,034,182
         Accrued expenses                                           (2,326,843)       (2,365,447)        8,150,694
         Federal and state taxes                                      (307,895)         (459,152)        1,805,828
                                                                --------------    --------------   ---------------
Net cash provided by (used in) operating activities                 21,342,668        (2,390,612)       60,812,844

INVESTING ACTIVITIES
Purchases of property, plant, and equipment                         (4,623,552)       (7,191,272)      (12,261,333)
                                                                --------------    --------------   ---------------
Net cash used in investing activities                               (4,623,552)       (7,191,272)      (12,261,333)

FINANCING ACTIVITIES
Principal repayments on capital lease obligations                     (356,891)         (350,171)         (331,495)
Dividends paid                                                      (4,722,362)       (4,640,030)       (4,578,524)
Exercise of non-qualified stock options                              2,522,484           980,098           171,017
Repayments of notes receivable from stock plans                        120,215            34,081           436,695
                                                                --------------    --------------   ---------------
Net cash used in financing activities                               (2,436,554)       (3,976,022)       (4,302,307)

Effect of exchange rate changes on cash                               (102,616)          (37,548)           13,804
                                                                --------------    --------------   ---------------
Net increase (decrease) in cash                                     14,179,946       (13,595,454)       44,263,008
Cash and cash equivalents at beginning of year                      36,380,049        49,975,503         5,712,495
                                                                --------------    --------------   ---------------
Cash and cash equivalents at end of year                        $   50,559,995    $   36,380,049   $    49,975,503
                                                                ==============    ==============   ===============

See accompanying notes.

                       BLAIR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The consolidated financial statements include the accounts of Blair Corporation and its wholly owned subsidiaries. All significant intercompany accounts are eliminated upon consolidation.

On January 25, 2005, the Company decided to phase out its Allegheny Trail wholesale business by April 30, 2005. The remaining products will be transferred to other existing product lines. The Company's intention is to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The decision to focus on core operations is based in part on the historical success of the Blair brand and an extensive consumer and brand strategy study undertaken by the Company as part of its efforts to enhance profitability and shareholder value. The Company has evaluated the impact of phasing out the Allegheny Trail business on all assets associated with this operation. All appropriate reserves have been recorded. This decision did not have a negative effect on 2004 profitability, and is not expected to negatively impact 2005 performance.

On August 20, 2003 the Company commenced operations of a new wholly owned subsidiary, JLB Service Bank. The establishment of JLB Service Bank enables the Company to manage its credit portfolio in a more cost-effective and efficient manner. The bank's products involve the extension of credit on an unsecured basis to individuals who are customers of Blair Corporation to facilitate their purchases of Blair's merchandise. As of December 31, 2004 and December 31, 2003, JLB Service Bank's total assets represented 1.3% of the total consolidated assets of the Company. Gross revenue of JLB Service Bank was .95% and .32% respectively of the Company's consolidated total revenues for the years ended December 31, 2004 and December 31, 2003.

REVENUE RECOGNITION

Sales (cash, Blair credit, or third-party credit card) are recorded when the merchandise is shipped to the customer, in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and Staff Accounting Bulletin No. 104, Revenue Recognition, as issued by the Securities & Exchange Commission. Blair credit sales are made under Easy Payment Plan sales arrangements. Monthly, a provision for potentially doubtful accounts is charged against income based on management's estimate of realization. Any recoveries of bad debts previously written-off are credited back against the allowance for doubtful accounts in the period received. As reported in the balance sheet, the carrying amount, net of allowances for doubtful accounts and returns, for customer accounts receivable on Blair credit sales approximates fair value.

Shipping and processing revenue is included in net sales.

Finance charges on time payment accounts are recognized on an accrual basis of accounting. The increase in finance charges compared to the prior year primarily resulted from increased finance charge revenues associated with the credit activities of JLB Service Bank.

COSTS AND EXPENSES

The Company includes the following costs in the line items listed below in its Consolidated Statements of Income:

Cost of Goods Sold

Cost of goods sold consists of merchandise costs, including sourcing, importing and inbound freight costs. In addition, cost of goods sold includes writedowns, shipping cartons, shipping supplies, and merchandise samples.

The Company records internally incurred shipping and handling costs in cost of sales.

General and administrative expenses

Occupancy and warehousing costs consist of compensation, employee benefit expenses and related building costs. Examples of building costs include depreciation, repairs and maintenance, utilities, rent, real estate taxes, and maintenance contracts. Occupancy and warehousing costs incurred in support of the Company's order fulfillment process were $37,345,543, $40,845,998 and $37,991,814 for the years ended December 31, 2004, 2003 and 2002 respectively. The Company does not separately track purchasing and related costs which are also included in general and administrative expenses. In addition, the general and administrative costs incurred to support the Company's product development; circulation planning and customer file maintenance efforts are also included in general and administrative expenses.

                       BLAIR CORPORATION AND SUBSIDIARIES

INTEREST (INCOME) EXPENSE, NET

Interest (income) expense, net, consists of the following:

                                                YEARS ENDED DECEMBER 31
                                              2004         2003        2002
                                           ----------   ---------   ---------
Interest expense                           $  370,474   $ 351,120   $ 958,443
Interest income                              (493,231)   (430,733)   (850,094)
                                           ----------   ---------   ---------
    Interest (income) expense, net         $ (122,757)  $ (79,613)  $ 108,349
                                           ==========   =========   =========

Interest income results from the Company's investment of surplus cash into money market securities and other investments with a maturity of three months or less when purchased. Interest expense primarily reflects the impact of $15 million of borrowings that are required under the receivables securitization. Interest expense for 2002 included an amount attributable to an IRS tax settlement.

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

RETURNS

A provision for anticipated returns is recorded monthly as a percentage of gross sales based upon historical experience. This provision is charged directly against gross sales to arrive at net sales as reported in the Consolidated Statements of Income. Actual returns are charged against the allowance for returns, which is netted against accounts receivable in the balance sheet. The provision for returns charged against income in 2004, 2003, and 2002 amounted to $71,666,391, $87,238,648, and $85,734,678, respectively. Management believes these provisions are adequate based upon the relevant information presently available. However, changes in facts or circumstances could result in additional adjustment to the Company's provisions.

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

INVENTORIES

Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. If the FIFO method had been used, merchandise inventories would have increased by approximately $3,776,000 and $4,488,000 at December 31, 2004 and 2003,
respectively. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings, which are generally scheduled to occur within two months. These direct response advertising costs are then expensed over the period of expected future benefit, based on buying patterns, generally nine weeks or less. The Company has a reserve for slow moving and obsolete inventory amounting to $3,600,000 at both December 31, 2004 and 2003. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold, based on the levels of merchandise inventory and merchandise purchases. The closing of the Starbrick Outlet Store in January 2004 resulted in $2.4 million of writedowns in the first quarter of 2004. These writedowns primarily were provided for in the December 31, 2003 obsolescence reserve. The December 31, 2004 obsolescence reserve takes into consideration the Company's decisions to discontinue its Crossing Pointe catalog title in 2005 and to phase out the Allegheny Trail wholesale business by April 30, 2005, which created the need to reserve a greater portion of these inventories due to anticipated lower recovery.

                       BLAIR CORPORATION AND SUBSIDIARIES

During 2004, inventory quantities in certain LIFO pools were reduced resulting in a liquidation of certain LIFO inventory quantities carried at higher costs prevailing in prior years as compared with costs at December 31, 2004. The effect of this liquidation was to decrease net income by approximately $.01 per share in 2004.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated on the basis of cost. Depreciation has been provided principally by the straight-line method using rates, which are estimated to be sufficient to depreciate the cost of the assets over their period of usefulness. Amortization of assets recorded under capital lease obligations is included with depreciation expense. Estimated useful lives of property, plant and equipment range from 3 to 39.5 years. Maintenance and repairs are charged to expense as incurred.

TRADEMARKS

Trademarks, net of accumulated amortization of $667,728 at December 31, 2004 and $595,485 at December 31, 2003, are stated on the basis of cost. The Company has one trademark which is being amortized by the straight-line method for a period of 15 years. Amortization expense amounted to $72,243, $72,243, and $72,244 in 2004, 2003, and 2002, respectively.

ASSET IMPAIRMENT

The Company analyzes its long-lived and intangible assets for events and circumstances that might indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. There are no indications of impairment present at December 31, 2004.

EMPLOYEE BENEFITS

The Company's employee benefits include a profit sharing and retirement feature available to all eligible employees. Contributions are dependent on net income of the Company and recognized on an accrual basis of accounting. The contributions to the plan charged against income in 2004, 2003, and 2002 amounted to $1,525,408, $1,436,117, and $2,094,327, respectively.

As part of the same benefit plan, the Company has a contributory savings feature whereby all eligible employees may contribute up to 25% of their annual base salaries. The Company's matching contribution to the plan is based upon a percentage formula as set forth in the plan agreement. The Company's matching contributions to the plan charged against income in 2004, 2003, and 2002 amounted to $1,826,706, $2,033,288, and $1,921,688, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005. We expect to adopt SFAS No. 123(R) on July 1, 2005.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized

                       BLAIR CORPORATION AND SUBSIDIARIES
compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $411,000, $129,000, and $22,000 in 2004, 2003 and 2002, respectively.

STOCK COMPENSATION

In accordance with the provisions of SFAS No. 123 the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date.

Stock activity in 2004, 2003 and 2002 generally includes transactions pertaining to stock awarded to non-employee directors as well as stock awarded and forfeited via the Company's Omnibus Stock and Employee Stock Purchase Plans. Activity is accounted for by comparing the market value of the awards, as required by the Plans, to the cost of the treasury shares used for these transactions. The difference is booked to additional paid-in capital.

The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the years ended December 31:

                                                                     PRO FORMA
                                                  -----------------------------------------------
                                                        2004            2003              2002
                                                  --------------   -------------   --------------
Net income as reported                            $   14,868,647   $  14,526,182   $    19,135,556

Add: Total stock-based employee compensation
expense recorded for all awards, net of related
tax effects                                              532,104         313,138           511,831
Deduct: Total stock-based employee compensation
expense determined under fair value method for
all awards, net of related tax effects                (1,243,583)     (1,057,347)         (884,486)
                                                  --------------   -------------   ---------------
Pro forma net income                              $   14,157,168   $  13,781,973   $    18,762,901
                                                  ==============   =============   ===============
Earnings per share:
 Basic - as reported                              $         1.83   $        1.82   $          2.39
                                                  ==============   =============   ===============
 Basic - pro forma                                $         1.75   $        1.73   $          2.34
                                                  ==============   =============   ===============
 Diluted - as reported                            $         1.80   $        1.81   $          2.38
                                                  ==============   =============   ===============
 Diluted - pro forma                              $         1.74   $        1.72   $          2.34
                                                  ==============   =============   ===============

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                 Options issued   Options issued   Options issued
                                    4/15/03          4/15/02          4/16/01
                                 --------------   -------------   ---------------
Risk-free interest rate              3.49%            4.95%            5.20%
Dividend yields                      2.54%            3.11%            3.50%
Volatility                           .540             .564             .547
Weighted-average expected life    7 years          7 years          7 years
Per share fair value             $  10.63         $   8.83         $   7.40

RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

                       BLAIR CORPORATION AND SUBSIDIARIES

CONTINGENCIES

The Company is involved in certain items of litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome will not have a material effect on the Company's financial condition or results of operations.

2. FINANCING ARRANGEMENTS

The Company maintains two facilities that collectively provide $110 million of credit. As of December 31, 2004 the Company was in compliance with all debt covenants.

The syndicated revolving facility (the "Credit Agreement") was originally signed on December 20, 2001 and has been amended four times, most recently on October 28, 2004. The amended Credit Agreement provides a commitment of $40 million and is secured by inventory and certain other assets of the Company and its subsidiaries. The Company is required to meet certain covenants that relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio, and complying with certain indebtedness restrictions. At December 31, 2004, the Company had no borrowings (loans) outstanding on this credit facility and had letters of credit totaling $16.1 million outstanding, which reduces the amount of borrowings available, under the Credit Agreement. Outstanding letters of credit totaled $20.9 million at December 31, 2003. Letters of credit are comprised mainly of two categories. One such category is comprised of commercial letters of credit used for the purpose of purchasing goods from non-U.S. suppliers. The other category is comprised of a performance guarantee of a consolidated subsidiary of the Company. All letters of credit have a term of one year or less. The amended facility is scheduled to expire on September 1, 2007.

The Company also maintains a securitization of up to $100 million in accounts receivable. At the present time, $70 million of the $100 million is available to the Company. The Company sells all right, title and interest in and to certain of its accounts receivable to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate, bankruptcy remote, special purpose entity that entered into a Receivables Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivables Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. At December 31, 2004 and 2003, $15 million had been borrowed under the securitization and is included on the balance sheet as $15 million of short term notes payable. $15 million is the minimum amount required to be outstanding under the Receivables Purchase Agreement. Accordingly, at December 31, 2004 and 2003, $15 million of undivided interests in the receivables pool has been utilized under the terms of the facility, resulting in a remaining unused commitment of $55 million. At December 31, 2004 and 2003, the weighted average interest rate was 2.26% and 1.97%, respectively. Interest paid during 2004, 2003, and 2002 was approximately $339,000, $282,000, and $366,000, respectively. The securitization has a scheduled termination date of April 7, 2006.

3. ACCRUED EXPENSES

Accrued expenses consist of:

                                                            DECEMBER 31
                                                         2004         2003
                                                     -----------   -----------
Employee compensation                                $ 9,904,200   $12,395,998
Contribution to profit sharing and retirement plan     1,525,158     1,436,117
Health insurance                                         809,297     1,148,038
Voluntary Separation Program                             494,790       762,106
Taxes, other than taxes on income                        325,335       814,574
Other accrued items                                    2,347,851     1,175,562
                                                     -----------   -----------
                                                     $15,406,631   $17,732,395
                                                     ===========   ===========

                       BLAIR CORPORATION AND SUBSIDIARIES

4. LEASES
CAPITAL LEASES

The Company leases certain data processing and telephone equipment under agreements that expire in various years through 2007. The following is a schedule by year of future minimum capital lease payments required under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004:

2005                                            $      114,702
2006                                                    11,146
2007                                                     1,858
                                                --------------
                                                       127,706
Less amount representing interest                       (4,182)
                                                --------------
Present value of minimum lease payments                123,524
Less current portion                                  (111,254)
                                                --------------
Long-term portion of capital lease obligation   $       12,270
                                                ==============

The Company entered into capital lease obligations amounting to $29,224 and $0 in 2004 and 2003, respectively.

OPERATING LEASES

The Company leases certain data processing, office, and telephone equipment under agreements that expire in various years through 2009. The Company has also entered into several lease agreements for buildings, expiring in various years through 2012. Rent expense for the Company for 2004, 2003, and 2002 was $3,474,281, $4,099,730, and $4,121,734, respectively. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004:

2005         $ 2,998,902
2006           2,338,494
2007           1,537,599
2008           1,070,730
2009             958,489
Thereafter     1,264,415
             -----------
             $10,168,629
             ===========


5. STOCKHOLDERS' EQUITY

EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

The following table sets forth the computations of basic and diluted earnings per share as required by Statement of Financial Accounting Standards No. 128:

                                                      YEARS ENDED DECEMBER 31
                                                    2004           2003           2002
                                                ------------   ------------   ------------
Numerator:
  Net income                                    $ 14,868,647   $ 14,526,182   $ 19,135,556
Denominator:
     Weighted average shares outstanding           8,172,711      8,058,039      8,067,293
     Contingently issueable shares - Omnibus
      Stock Purchase Plan                            (65,136)       (74,861)       (62,111)
                                                ------------   ------------   ------------
Denominator for basic earnings per share           8,107,575      7,983,178      8,005,182
     Effect of dilutive securities:
       Employee stock options                        133,940         34,426         26,061
                                                ------------   ------------   ------------
Denominator for diluted earnings per share         8,241,515      8,017,604      8,031,243
Basic earnings per share                        ============   ============   ============
                                                $       1.83   $       1.82   $       2.39
                                                ============   ============   ============
Diluted earnings per share                      $       1.80   $       1.81   $       2.38
                                                ============   ============   ============

                       BLAIR CORPORATION AND SUBSIDIARIES

DIVIDENDS

In 2004, 2003, and 2002, the Company declared dividends of $.60 per share or $4,904,606, $4,835,912, and $4,805,171 of which $4,722,362, $4,640,030 and
$4,578,524 was paid directly to shareholders and charged to retained earnings. The remaining dividends declared, $182,244 in 2004, $195,882 in 2003, and $226,647 in 2002 were associated with the shares of stock held by the Company according to the provisions of the restricted stock awards. These remaining dividends were applied against the receivable from stock plans and were charged to compensation in the financial statements.

RESTRICTED STOCK AWARDS

During 2000, the Company adopted, with stockholder approval, an Omnibus Stock Plan (Omnibus Plan) that provided for 750,000 shares of the Company's treasury stock to be reserved for sale and issuance to employees at a price to be established by the Omnibus Stock Plan Committee. In April 2003, the Company reserved, with stockholder approval, 400,000 additional shares. At December 31, 2004, 2003 and 2002, 562,914, 599,852 and 397,927 shares were available to be issued under the Plan, respectively. The difference between the exercise price and the market price of the shares awarded equals compensation, which $-0-, $-0-, and $90,644 was expensed in 2004, 2003, and 2002, respectively. Under the Omnibus Plan, no awards were granted in 2004, awards were granted on one date in 2003 and three separate dates in 2002. In 2004, 2003 and 2002, under the provisions of certain awards granted, compensation of $-0-, $192,907 and $1,070,667, net of forfeitures, respectively, was recorded as deferred expense and will be amortized over the vesting period of seven years. Amortization expense was $147,145, $153,085 and $68,745 in 2004, 2003 and 2002, respectively.
Total compensation expense for the application of dividends to receivable and amortization of deferred compensation from restricted stock awards recognized for 2004, 2003 and 2002 was $329,389, $348,967 and $295,392, respectively.

A summary of the restricted stock activity under the Omnibus Plan is as follows:

                                                                YEARS ENDED DECEMBER 31
                                                  2004            2003                   2002
                                             -------------   --------------   --------------------------
Shares granted and issued                          -             13,350       11,611, 51,500, and 3,849

Grant and issue price per share                    -             $7.00        $7.50, $8.00, and $-0-
Market value per share at date of issue            -             $21.45       $23.20, $25.25, and $23.55
Weighted average market price per share at
date of issue                                      -             $21.45                 $24.80
Shares canceled and forfeited                    10,100          1,200                  1,000
   Original price per share                  $6.50 - $8.00   $8.00 - $10.50             $7.50
   Weighted average price per share              $7.21           $7.63                  $7.50

EXECUTIVE OFFICER STOCK AWARDS

In 2004 and 2003, under the provisions of certain awards granted to executive officers on three and two separate dates, respectively, shares vest at the rate of 20% per year over the five-year vesting period. The Company records equity and expense during the vesting periods of the awards based on the number of eligible shares and the market value of the shares on the grant date. Upon vesting, shares are issued out of treasury stock. The Company recorded expense of $489,232 and $21,344 in 2004 and 2003, respectively. When the awards vest, the Company also pays a cash bonus to the recipient to assist in the income tax obligation related to the awards. Total compensation expense recognized in income was $977,967 and $35,357 in 2004 and 2003, respectively.

                       BLAIR CORPORATION AND SUBSIDIARIES

A summary of the executive officer stock activity under the Omnibus Plan is as follows:

                                                                    YEARS ENDED DECEMBER 31
                                                          2004                      2003            2002
                                               -------------------------     -----------------     ------
Shares granted                                 27,275, 15,000 AND 13,925     10,650 and 4,848        -
Market valve per share at date of issue        $24.20, $26.74 AND 436.50     $21.44 and $24.58       -
Weighted average market value per share at
date of issue                                            $27.93                  $22.42              -
Shares canceled and forfeited                            1,525                      -                -
   Original price per share                          $21.44 -$24.20                 -                -
   Weighted average price per share                      $23.29                     -                -

NON-QUALIFIED STOCK OPTIONS

Under the Omnibus Plan, the Company also may provide non-qualified stock options. The price of option shares granted under the Omnibus Plan shall not be less than the fair market value of common stock on the date of grant, and the term of the stock option shall not exceed ten years from date of grant. Options vest over a three-year period. The Company did not issue Options in 2004.

A summary of the stock options activity in the Company's Omnibus Plan is as follows:

                                                       WEIGHTED
                                                       AVERAGE
                                      OPTIONS       EXERCISE PRICE
                                      --------      --------------
Outstanding at January 1, 2002          90,519      $        17.10
Granted in 2002                        167,229               19.30
Exercised in 2002                      (10,001)              17.10
Forfeited in 2002                       (7,035)              18.57
                                      --------      --------------
Outstanding at December 31, 2002       240,712               18.59
Granted in 2003                        170,427               23.60
Exercised in 2003                      (54,146)              18.10
Forfeited in 2003                            -                   -
                                      --------      --------------
Outstanding at December 31, 2003       356,993               21.05
Granted in 2004                              -                   -
Exercised in 2004                     (128,547)              19.62
Forfeited in 2004                       (7,637)              22.19
                                      --------      --------------
Outstanding at December 31, 2004       220,809      $        21.85
                                      ========      ==============

The exercise price of options outstanding ranged from $17.10 to $23.60, with a weighted-average remaining contractual life of 7.85 years at December 31, 2004. The Company does not recognize compensation expense on the income statement for any of its stock options.

                                                                WEIGHTED
                                                                AVERAGE
EXERCISABLE AT THE END OF THE YEAR:         OPTIONS         EXERCISE PRICE
                                            -------         --------------
December 31, 2002                           20,170          $        17.30
December 31, 2003                           71,614                   18.19
DECEMBER 31, 2004                           69,041                   20.58

6. INCOME TAXES

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rate(s) expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized.

                       BLAIR CORPORATION AND SUBSIDIARIES

The Company accounts for the tax benefit from the exercise of non-qualified stock options by reducing its accrued income tax liability and increasing additional paid-in capital.

The components of income tax expense are as follows:

                                     YEARS ENDED DECEMBER 31
                            2004              2003              2002
                        ------------      ------------      -------------
Currently payable:
    Federal             $  5,914,000      $  7,045,000      $  12,060,000
    Foreign                   76,000           280,000            300,000
    State                    835,000           962,000            963,000
                        ------------      ------------      -------------
                           6,825,000         8,287,000         13,323,000
Deferred                   1,673,000           350,000         (1,346,000)
                        ------------      ------------      -------------

                        $  8,498,000      $  8,637,000      $  11,977,000
                        ============      ============      =============

The differences between total tax expense and the amount computed by applying the statutory Federal income tax rate of 35% to income before income taxes are as follows:

                                                               YEARS ENDED DECEMBER 31
                                                     2004                2003               2002
                                                 ------------       ------------       -------------
Statutory rate applied to pretax income          $  8,178,000       $  8,107,000       $  10,889,000
State income taxes, net of Federal benefit            842,000            825,000             545,000
                                                 ------------       ------------       -------------
Other items                                          (522,000)          (295,000)            543,000
                                                 ------------       ------------       -------------
                                                 $  8,498,000       $  8,637,000       $  11,977,000
                                                 ============       ============       =============

The Company has approximately $2 million of a Pennsylvania net operating loss carryforward that can be used to offset future Pennsylvania Taxable Income. A deferred tax asset has been established based on the $2 million net operating loss available to be carried forward. The deferred tax asset is offset by a valuation allowance because it is uncertain as to whether the Company will generate sufficient income in the State of Pennsylvania in the future to absorb the net operating losses before they expire in 2011.

Income taxes paid during 2004, 2003, and 2002 amounted to $6,703,349, $8,807,997, and $11,400,758, respectively.

                       BLAIR CORPORATION AND SUBSIDIARIES

Components of the deferred tax assets and liabilities under the liability method are as follows:

                                                               DECEMBER 31
                                                      2004                  2003
                                                 ---------------        --------------
CURRENT DEFERRED TAX ASSETS:
   Doubtful accounts                             $    11,737,000        $   14,122,000
   Returns allowance                                   1,922,000             2,306,000
   Inventory obsolescence                              1,374,000             1,374,000
   State net operating loss                               72,000               196,000
   Vacation pay                                        1,466,000             1,798,000
   Group insurance                                       431,000               364,000
   Other items                                           946,000               717,000
                                                 ---------------        --------------
   GROSS CURRENT DEFERRED TAX ASSETS                  17,948,000            20,877,000
   State valuation allowance                            (121,000)             (196,000)
                                                 ---------------        --------------
                                                      17,827,000            20,681,000

CURRENT DEFERRED TAX LIABILITIES:
   Advertising costs                             $     6,152,000        $    7,542,000
   Inventory costs                                       776,000               372,000
   Other items                                           242,000               556,000
                                                 ---------------        --------------
   GROSS CURRENT DEFERRED TAX LIABILITIES              7,170,000             8,470,000
                                                 ---------------        --------------

NET CURRENT DEFERRED TAX ASSET                   $    10,657,000        $   12,211,000
                                                 ===============        ==============
   LONG TERM DEFERRED TAX LIABILITY:
   Property, plant, and equipment                $     2,668,000        $    2,549,000
                                                 ===============        ==============

7. OTHER REVENUE

Other revenue consists of:

                                                       YEARS ENDED DECEMBER 31
                                                2004             2003              2002
                                            -------------    -------------    --------------
Finance charges on time payment accounts    $  40,165,327    $  36,163,981    $   34,776,872
Commissions earned                              1,732,026        1,493,579         2,239,888
Other items                                     2,817,559        3,905,907         1,201,913
                                            -------------    -------------    --------------
                                            $  44,714,912    $  41,563,467    $   38,218,673
                                            =============    =============    ==============

Commissions earned result from an arrangement under which a third party sells jewelry to the Company's customers and all related significant activities are conducted by, and are the responsibility of, the third party. The Company receives payments from the customer and makes remittances, net of commissions to the third party. The Company bears the credit risk and recognizes a credit loss when the customer does not honor its payment obligation.

Other items are comprised of items such as customer list rentals, dishonored check service charges and package insert income.

8. BUSINESS SEGMENT AND CONCENTRATION OF BUSINESS RISK

The Company operates as one segment in the business of selling women's and men's fashion wearing apparel and accessories and home furnishing items. Specifically, the segment includes the Womenswear, Menswear, Home, Crossing Pointe, Stores and Allegheny Trail product lines. The Stores product line was added in the first quarter of 2004 reflecting a reclassification within the segment from the other product lines to this product line. Allegheny Trail was added in the third quarter of 2003.

The Company announced on May 3, 2004, that they will discontinue circulation of its Crossing Pointe catalog title beginning in 2005. The Company's intention is to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The decision to focus on core operations is based in part on the historical success of the Blair brand and an extensive consumer and brand strategy study undertaken by the Company as part of its efforts to enhance profitability and shareholder value. The Company has evaluated the impact of

                       BLAIR CORPORATION AND SUBSIDIARIES
discontinuing circulation of the Crossing Pointe title on all assets associated with this operation. All appropriate reserves have been recorded. This decision did not have a negative effect on 2004 profitability, and is expected to moderately benefit 2005 performance.

On January 25, 2005, the Company decided to phase out its Allegheny Trail wholesale business by April 30, 2005. The remaining products will be transferred to other existing product lines. This decision is consistent with the Company's intention to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The Company has evaluated the impact of phasing out the Allegheny Trail business on all assets associated with this operation. All appropriate reserves have been recorded. This decision did not have a negative effect on 2004 profitability, and is not expected to negatively impact 2005 performance.

The Company's segment reporting is consistent with the presentation made to the Company's chief operating decision-maker. The Company's customer base is comprised of individuals throughout the United States and is diverse in both geographic and demographic terms. Advertising is done mainly by means of catalogs, direct mail letters and the internet, which offer the Company's merchandise.

The following table illustrates the percent of net sales that each product line represents.

                    12/31/04      Percent       12/31/03      Percent of      12/31/02      Percent
                    Net Sales     of Total      Net Sales      Total Net     Net Sales      of Total
 Product Line     (in millions)   Net Sales   (in millions)     Sales      (in millions)   Net Sales
---------------   -------------   ---------   -------------   ----------   -------------   ----------
Womenswear        $       310.6        62.6%  $       365.9         62.9%  $       358.9        63.1%
Menswear                   96.1        19.4%          100.6         17.3%          107.4        18.9%
Home                       64.9        13.1%           68.5         11.8%           59.2        10.4%
Crossing Pointe            20.0         4.0%           39.6          6.8%           34.7         6.1%
Stores                      3.1         0.6%            6.5          1.1%            8.3         1.5%
Allegheny Trail             1.4         0.3%             .8           .1%            N/A         N/A
                  -------------   ---------   -------------   ----------   -------------   ---------
Total             $       496.1       100.0%  $       581.9        100.0%  $       568.5       100.0%
                  =============   =========   =============   ==========   =============   =========

9. LONG-LIVED ASSETS PREVIOUSLY CLASSIFIED AS HELD FOR SALE

In January 2003, the Company made the decision to close its liquidation outlet store located in Erie, Pennsylvania. This closure was effective at the close of business on March 28, 2003. While the Company continues to hold the assets for sale, the sales process has taken longer than anticipated and the assets are no longer being classified as Held for Sale in accordance with SFAS No. 144. The $1.3 million carrying value of the asset, after considering a $300,773 impairment charge taken in 2003 to reduce the value of the asset to its fair value less costs to sell, is deemed to be stated fairly at December 31, 2004. The $300,773 impairment charge was included in other expense, net in the 2003 Consolidated Statement of Income.

10. VOLUNTARY SEPARATION PROGRAM

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

In the first quarter of 2003, the Company accrued and charged to expense $75,000 in separation costs. The costs were charged to General and Administrative Expense in the income statement. The $75,000 charge represents severance pay, related payroll taxes, and medical benefits due the 32 eligible employees who accepted the voluntary separation program offered in connection with closing the Company's Outlet Store located in Erie, Pennsylvania on March 28, 2003. As of the end of the second quarter of 2003, $53,000 had been paid. This liability is considered satisfied and resulted in $22,000 being taken back to income in the second quarter of 2003.

In the first quarter of 2001, the Company accrued and charged to expense $2.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The one-time $2.5 million charge represents severance pay, related payroll taxes, and medical benefits due the 56 eligible employees who accepted the voluntary

                       BLAIR CORPORATION AND SUBSIDIARIES
separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of December 31, 2004, approximately $2.0 million of the $2.5 million has been paid. Approximately $267,000, $281,000, and $336,000 were paid out during 2004, 2003, and 2002, respectively.

The following table summarizes the charges to income and related accruals as of December 31, 2004, 2003 and 2002 pertaining to the voluntary separation programs described above.

                                    Blair Mailing Center        Erie Outlet Store        Starbrick Outlet Store
                                    --------------------        ----------------         ----------------------
Accrual at January 1, 2002          $          1,384,000        $               -        $                    -
Expense                                                -                        -                             -
Payments                                         336,000                        -                             -
                                    --------------------        -----------------        ----------------------
Accrual at December 31, 2002                   1,048,000                        -                             -
Expense                                                -                   53,000                             -
Payments                                         281,000                   53,000                             -
                                    --------------------        -----------------        ----------------------
Accrual at December 31, 2003                     767,000                        -                             -
Expense                                                -                        -                        67,000
Payments                                         267,000                        -                        67,000
                                    --------------------        -----------------        ----------------------

Accrual at December 31, 2004        $            500,000        $               -        $                    -
                                    ====================        =================        ======================

                       BLAIR CORPORATION AND SUBSIDIARIES

                         QUARTERLY RESULTS OF OPERATIONS

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2004 and 2003.

                                             2004                                                 2003
                                          Quarter Ended                                       Quarter Ended
                        March 31     June 30    September 30   December 31    March 31    June 30    September 30   December 31

Net Sales...........    $ 128,642   $ 126,993   $    107,074   $   133,411   $ 137,014   $ 154,345   $    124,100   $   166,481
Cost of goods sold..       63,087      57,892         51,124        62,869      67,418      72,346         60,441        75,504
Net income..........          571       5,011          2,941         6,346         500       4,101            793         9,132
Basic earnings per
share...............         0.07        0.62           0.36           .78        0.06        0.51           0.10          1.15
Diluted earnings
per share...........         0.07        0.61           0.36           .77        0.06        0.51           0.10          1.14

Quarter ended December 31, 2004 includes additional net income of $1,000,000, $.12 per basic and diluted share. The additional net income and increase in basic and diluted earnings per share in the quarter was due to reductions in the provisions for doubtful accounts and returns resulting from actual bad debt and returns experience bettering prior estimates.

Quarter ended December 31, 2003 includes additional net income of $600,000, $.07 per basic and diluted share. The additional net income and basic and diluted earnings per share in the quarter was due to reductions in the provisions for doubtful accounts and returns resulting from actual bad debt and returns experience bettering prior estimates.

                       BLAIR CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                DECEMBER 31, 2004

                    COLUMN A                    COLUMN B            COLUMN C            COLUMN D             COLUMN E
-------------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS-
                                                BALANCE AT          CHARGED TO                               BALANCE
                                                BEGINNING           COSTS AND           DEDUCTIONS-          AT END
                                                OF PERIOD           EXPENSES            DESCRIBE             OF PERIOD
                                              -------------      ---------------      ---------------      --------------
Description

Year ended December 31, 2004:
   Allowance deducted from asset account
   (customer accounts receivable):
      For doubtful accounts                   $  40,349,957      $    22,664,048(A)   $    29,187,091(B)   $   33,826,914
      For estimated loss on returns               7,123,151           71,666,392           73,691,543(C)        5,098,000
                                              -------------      ---------------      ---------------      --------------
      Total                                      47,473,108           94,330,440          102,878,634          38,924,914
   Allowance deducted from asset account
   (merchandise inventories)
      For obsolete inventory                      3,600,000            6,329,398            6,329,398(D)        3,600,000
                                              -------------      ---------------      ---------------      --------------
Total                                         $  51,073,108      $   100,659,838      $   109,208,032      $   42,524,914
                                              =============      ===============      ===============      ==============
Year ended December 31, 2003:
   Allowance deducted from asset account
   (customer accounts receivable):
      For doubtful accounts                   $  40,138,263      $    31,826,636(A)   $    31,614,942(B)   $   40,349,957
      For estimated loss on returns               7,067,965           87,238,648           87,183,462(C)        7,123,151
                                              -------------      ---------------      ---------------      --------------
      Total                                      47,206,228          119,065,284          118,798,404          47,473,108
   Allowance deducted from asset account
   (merchandise inventories)

      For obsolete inventory                      4,000,000            4,515,882            4,915,882(D)        3,600,000
                                              -------------      ---------------      ---------------      --------------
Total                                         $  51,206,228      $   123,581,166      $   123,714,286      $   51,073,108
                                              =============      ===============      ===============      ==============
Year ended December 31, 2002:
   Allowance deducted from asset account
   (customer accounts receivable):

      For doubtful accounts                   $  39,088,189      $    29,986,973(A)   $    28,936,899(B)   $   40,138,263
      For estimated loss on returns               6,878,971           85,734,678           85,545,684(C)        7,067,965
                                              -------------      ---------------      ---------------      --------------
      Total                                      45,967,160          115,721,651          114,482,583          47,206,228
Allowance deducted from asset account
(merchandise inventories)
      For obsolete inventory                      4,150,000            5,562,834            5,712,834(D)        4,000,000
                                              -------------      ---------------      ---------------      --------------
Total                                         $  50,117,160      $   121,284,485      $   120,195,417      $   51,206,228
                                              =============      ===============      ===============      ==============

------------------------
     Note (A) -- Current year provision for doubtful accounts, charged against income.

     Note (B) -- Accounts charged off, net of recoveries.

     Note (C) -- Sales value of merchandise returned.

     Note (D) -- Inventory liquidated, net of proceeds received.