Form 10-Q
period 2005-03-31
BLAIR CORP
filed 2005-05-06
CIK 71525

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2005       Commission File Number 1-878
--------------------------------------------------------------------------------




                               BLAIR CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




               DELAWARE                                25-0691670
--------------------------------------------------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)




   220 HICKORY STREET, WARREN, PENNSYLVANIA              16366-0001
--------------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)




                                (814) 723-3600
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)




                                 Not applicable
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   -----  -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) YES X NO
                                            -----  -----

As of April 29, 2005 the registrant had outstanding 8,247,426 shares of its common stock without nominal or par value.

                         PART I. FINANCIAL INFORMATION

                   ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

                      BLAIR CORPORATION AND SUBSIDIARIES

                                March 31, 2005

                      Blair Corporation and Subsidiaries

                          Consolidated Balance Sheets

                                                    (Unaudited)
                                                      March 31     December 31
                                                        2005           2004
                                                  ------------------------------
Assets
Current Assets:
  Cash and cash equivalents                         $ 65,720,862   $ 50,559,995
  Customer accounts receivable, less allowances
    for doubtful accounts and returns of
    $33,521,058 in 2005 and $48,018,188 in 2004      135,911,132    148,171,292
  Inventories: (Note I)
    Merchandise                                       67,108,020     67,597,084
    Advertising and shipping supplies                 13,747,645     16,697,349
                                                  ------------------------------
                                                      80,855,665     84,294,433
  Deferred income taxes (Note W)                      10,029,000     10,657,000
  Prepaid and refundable federal and state taxes         619,875            -0-
  Prepaid expenses                                     2,740,359      2,210,181
                                                  ------------------------------
Total current assets                                 295,876,893    295,892,901


Property, plant and equipment:
  Land (Note Z)                                        1,142,144      1,142,144
  Buildings and leasehold improvements (Note Z)       66,814,184     66,803,458
  Equipment                                           73,154,033     74,793,330
  Construction in progress                             2,406,696      1,686,408
                                                  ------------------------------
                                                     143,517,057    144,425,340
  Less allowances for depreciation                    94,908,316     95,066,355
                                                  ------------------------------
                                                      48,608,741     49,358,985


Trademark                                                397,860        415,921
Other long-term assets                                   408,570        473,037
                                                  ------------------------------
Total assets                                        $345,292,064   $346,140,844
                                                  ==============================

See accompanying notes.

                      Blair Corporation and Subsidiaries

                                                    (Unaudited)
                                                      March 31     December 31
                                                        2005           2004
                                                  ------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable (Note S)                            $ 15,000,000   $ 15,000,000
  Trade accounts payable                              28,077,347     24,831,335
  Advance payments from customers                      3,157,599      1,854,086
  Accrued expenses (Note T)                           13,721,032     15,406,631
  Accrued federal and state taxes                            -0-      3,689,994
  Current portion of capital lease obligations
   (Note U)                                               43,874        111,254
                                                  ------------------------------
Total current liabilities                             59,999,852     60,893,300

Capital lease obligations, less current portion
 (Note U)                                                  9,752         12,270

Deferred income taxes (Note W)                         2,330,000      2,668,000

Other long term liability                                389,522            -0-

Stockholders' equity:
  Common stock without par value:
    Authorized 12,000,000 shares
    issued 10,075,440 shares (including shares
    held in treasury) -- stated value                    419,810        419,810
  Additional paid-in capital                          13,178,632     13,238,311
  Retained earnings                                  305,999,614    306,544,284
  Accumulated other comprehensive loss                  (121,864)     (118,634)
                                                  ------------------------------
                                                     319,476,192    320,083,771

  Less 1,833,264 shares in 2005 and 1,846,542
    shares in 2004 of common stock
    in treasury -- at cost                            35,577,088     35,955,582
  Less receivable and deferred compensation
    from stock plans                                   1,336,166      1,560,915
                                                  ------------------------------
Total stockholders' equity                           282,562,938    282,567,274
                                                  ------------------------------
Total liabilities and stockholders' equity          $345,292,064   $346,140,844
                                                  ==============================

See accompanying notes.

                      Blair Corporation and Subsidiaries

                       Consolidated Statements of Income

                                                           (Unaudited)
                                                        Three Months Ended
                                                             March 31

                                                        2005           2004
                                                  ------------------------------

Net sales                                           $107,557,919   $128,642,079
Other revenue (Note X)                                10,715,572     12,072,831
                                                  ------------------------------
                                                     118,273,491    140,714,910

Cost and expenses:
  Cost of goods sold (Note C )                        52,774,761     63,138,303
  Advertising                                         29,458,705     35,304,500
  General and administrative (Note C )                31,859,818     33,800,842
  Provision for doubtful accounts                      3,492,632      7,539,859
  Interest (income) expense, net (Note D )              (125,229)         9,000
  Other (income) expense, net                           (209,519)         2,353
                                                  ------------------------------
                                                     117,251,168    139,794,857
                                                  ------------------------------
Income before income taxes                             1,022,323        920,053

Income taxes (Note W)                                    372,000        349,000
                                                  ------------------------------
Net income                                          $    650,323   $    571,053
                                                  ==============================

Basic earnings per share based on
   weighted average shares outstanding (Note V)             $.08           $.07
                                                  ==============================

Diluted earnings per share based on
   weighted average shares outstanding
   and assumed conversions (Note V)                         $.08           $.07
                                                  ==============================

See accompanying notes.

                      Blair Corporation and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                                                           (Unaudited)
                                                        Three Months Ended
                                                             March 31

                                                        2005           2004
                                                  ------------------------------

Common Stock                                        $    419,810   $    419,810

Additional Paid-in Capital:
Balance at beginning of period                        13,238,311     14,134,983
Issuance of 300 shares in 2005 and 2004 of common
  stock to non-employee directors                         (4,013)       (14,591)
Issuance of 7,928 shares in 2005 and 0 shares in
  2004 of common stock under Omnibus Stock
  Plan-Executive Officer Stock Awards (Note V)           (37,198)           -0-
Forfeitures of 1,150 shares in 2005 and 2,150 shares
  in 2004 of common stock under Omnibus Stock and
  Employee Stock Purchase Plans (Note V)                  (9,144)       (25,902)
Exercise of 6,200 shares in 2005 and 18,567 shares
  in 2004 of common stock under Omnibus Stock
  Plan-Non-Qualified Stock Options                       (39,324)      (176,435)
Tax benefit on exercise of Non-Qualified Stock
 Options                                                  30,000         37,000
                                                  ------------------------------
Balance at end of period                              13,178,632     13,955,055


Retained Earnings:
Balance at beginning of period                       306,544,284    296,397,999
Net income                                               650,323        571,053
Cash dividends (Note V)                               (1,194,993)    (1,171,937)
                                                  ------------------------------
Balance at end of period                             305,999,614    295,797,115


Accumulated Other Comprehensive Loss:
Balance at beginning of period                          (118,634)       (20,016)
Foreign currency translation losses                       (3,230)       (50,725)
                                                  ------------------------------
Balance at end of period                                (121,864)       (70,741)


Treasury Stock:
Balance at beginning of period                       (35,955,582)   (39,514,841)
Issuance of 300 shares in 2005 and 2004 of common
  stock to non-employee directors                          8,588         19,165
Issuance of 7,928 shares in 2005 and 0 shares in
  2004 of common stock under Omnibus Stock
  Plan-Executive Officer Stock Awards (Note V)           226,938            -0-
Forfeitures of 1,150 shares in 2005 and 2,150 shares
  in 2004 of common stock under Omnibus Stock and
  Employee Stock Purchase Plans (Note V)                 (22,706)       (23,373)
Exercise of 6,200 shares in 2005 and 18,567 shares
  in 2004 of common stock under Omnibus Stock
  Plan-Non-Qualified Stock Options                       165,674        531,479
                                                  ------------------------------
Balance at end of period                             (35,577,088)   (38,987,570)


See accompanying notes.

                      Blair Corporation and Subsidiaries

                                                           (Unaudited)
                                                        Three Months Ended
                                                             March 31

                                                        2005           2004
                                                  ------------------------------

Receivable and Deferred Compensation from Stock
  Plans:
Balance at beginning of year                          (1,560,915)    (2,616,826)
Issuance (net of forfeitures) of common stock under
  Omnibus Stock Plan - Restricted Stock Awards and
  Executive Officer Awards: (Note V)
   Receivable                                              7,347         11,132
   Deferred Compensation                                     -0-            -0-
Amortization of deferred compensation,
  net of forfeitures                                      47,786         43,039
Amortization of Executive Officer Stock awards,
  net of vesting and forfeitures                          92,845        142,994
Applications of dividends and cash repayments             76,771         91,834
                                                  ------------------------------
Balance at end of period                              (1,336,166)    (2,327,827)
                                                  ------------------------------
Total stockholders' equity                          $282,562,938   $268,785,842
                                                  ==============================


Comprehensive Income:
Net income                                          $    650,323   $    571,053
Adjustment from foreign currency translation
 losses                                                   (3,230)       (50,725)
                                                  ------------------------------
Comprehensive income                                $    647,093   $    520,328
                                                  ==============================


See accompanying notes.

                      Blair Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                           (Unaudited)
                                                        Three Months Ended
                                                             March 31
                                                        2005           2004
                                                  ------------------------------

Operating activities
Net income                                            $  650,323      $ 571,053
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation                                        2,161,925      2,168,577
   Amortization                                           82,528         85,589
   Gain on disposal of assets                           (208,366)           -0-
   Provision for doubtful accounts                     3,492,632      7,539,859
   Provision for deferred income taxes                   290,000     (1,666,000)
   Tax benefit on exercise of non-qualified
     stock options                                        30,000         37,000
   Compensation expense (net of forfeitures)
     for stock awards                                    351,814        200,025
   Changes in operating assets and liabilities
     providing (using) cash:
       Customer accounts receivable                    8,766,993     (1,641,246)
       Inventories                                     3,438,767      5,773,343
       Prepaid expenses and other assets                (530,591)      (383,836)
       Trade accounts payable                          3,246,439     (5,069,009)
       Advance payments from customers                 1,303,513      1,390,578
       Accrued expenses                               (1,295,842)    (3,303,309)
       Federal and state taxes                        (4,309,869)    (4,993,024)
                                                  ------------------------------
Net cash provided by operating activities             17,470,266        709,600


Investing activities
Purchases of property, plant and equipment            (1,708,593)    (1,356,616)
Proceeds from sale of assets                             505,349          5,250
                                                  ------------------------------
Net cash used in investing activities                 (1,203,244)    (1,351,366)


Financing activities
Principal repayments on capital lease obligations        (69,920)       (91,261)
Dividends paid                                        (1,194,993)    (1,171,937)
Exercise of non-qualified stock options                  126,350        355,043
Repayments of notes receivable from stock plans           35,400         44,276
                                                  ------------------------------
Net cash used in financing activities                 (1,103,163)      (863,879)

Effect of exchange rate changes on cash                   (2,992)       (53,884)
                                                  ------------------------------
Net increase (decrease) in cash                       15,160,867     (1,559,529)
Cash and cash equivalents at beginning of year        50,559,995     36,380,049
                                                  ------------------------------
Cash and cash equivalents at end of period          $ 65,720,862   $ 34,820,520
                                                  ==============================


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiaries ("the Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. All adjustments that were considered necessary for a fair presentation have been included. These adjustments were of a normal recurring nature. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

On January 25, 2005, the Company decided to phase out its Allegheny Trail wholesale business by April 30, 2005. The Company's intention is to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The decision to focus on core operations is based in part on the historical success of the Blair brand and an extensive consumer and brand strategy study undertaken by the company as part of its efforts to enhance profitability and shareholder value. The Company has evaluated the impact of phasing out the Allegheny Trail business on all assets associated with this operation. All appropriate reserves have been recorded. This decision did not have a significant negative effect on 2004 profitability, and is not expected to negatively impact 2005 performance.

On August 20, 2003 the Company commenced operations of a new wholly-owned subsidiary, JLB Service Bank. The establishment of JLB Service Bank enables the Company to manage its credit portfolio in a more cost-effective and efficient manner. The bank's products involve the extension of credit on an unsecured basis to individuals who are customers of Blair Corporation to facilitate their purchases of Blair's merchandise. As of March 31, 2005, JLB Service Bank's total assets represented 1.52% of the total consolidated assets of the Company, compared to 1.51% at March 31, 2004. Gross revenue of JLB Service Bank was .88% and .98% of the Company's consolidated gross revenue for the three months ended March 31, 2005 and March 31, 2004, respectively.

NOTE B - REVENUE RECOGNITION

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

Finance charges on time payment accounts are recognized on an accrual basis of accounting. The decrease in finance charges compared to the first quarter of 2004 (see NOTE X - OTHER REVENUE) primarily resulted from reduced finance charge revenues associated with the previously announced discontinuance of the Crossing Pointe catalog title and lower credit sales.

NOTE C - COSTS AND EXPENSES

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

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

NOTE C - COSTS AND EXPENSES - Continued

General and Administrative Expenses

Occupancy and warehousing costs consist of compensation, employee benefit expenses and related building costs. Examples of building costs include depreciation, repairs and maintenance, utilities, rent, real estate taxes and maintenance contracts. Occupancy and warehousing costs incurred in support of the Company's order fulfillment process were $9,017,471 and $9,365,806 for the quarters ended March 31, 2005 and 2004 respectively. The Company does not separately track purchasing and related costs which are also included in general and administrative expenses. In addition, the general and administrative costs incurred to support the Company's product development; circulation planning and customer file maintenance efforts are also included in general and administrative expenses.

NOTE D - INTEREST (INCOME) EXPENSE, NET

Interest (income) expense, net, consists of the following:
                                                    Three Months ended March 31
                                                        2005           2004
                                                  ------------------------------
   Interest expense                                    $ 131,322         85,237
   Interest income                                      (256,551)       (76,237)
                                                  ------------------------------
   Interest (income) expense, net                      $(125,229)     $   9,000
                                                  ==============================


Interest income results from the Company's investment of surplus cash into money market securities and other investments with a maturity of three months or less when purchased. Interest expense primarily reflects the impact of $15 million of borrowings that are required under the receivables securitization.

NOTE E - USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE F - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of available cash, money market securities and other investments with a maturity of three months or less when purchased. Amounts reported in the Unaudited Consolidated Balance Sheets approximate fair values.

NOTE G - RETURNS

A provision for anticipated returns is recorded monthly as a percentage of gross sales based upon historical experience. This provision is charged directly against gross sales to arrive at net sales as reported in the Unaudited Consolidated Statements of Income. Actual returns are charged against the allowance for returns, which is netted against accounts receivable on the balance sheet. The provision for returns charged against income for the first quarter of 2005 and 2004 amounted to $15,809,659 and $20,627,832, respectively. Management believes these provisions are adequate based upon the relevant information presently available. However, changes in facts or circumstances could result an additional adjustment to the Company's provisions.

NOTE H - ACCOUNTS RECEIVABLE AND DOUBTFUL ACCOUNTS

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

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

NOTE H - ACCOUNTS RECEIVABLE AND DOUBTFUL ACCOUNTS - Continued

In connection with the discontinuance of the Crossing Pointe catalog title, on March 30, 2005, the Company sold all open Crossing Pointe credit accounts receivable to a third party at a discount. After comparing the proceeds of the sale to the net carrying value of this asset, the Company realized a gain of approximately $500,000.

NOTE I - INVENTORIES

Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, merchandise inventories would have increased by approximately $3,776,000 at both March 31, 2005 and December 31, 2004.

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

The Company has a reserve for slow moving and obsolete inventory amounting to $4,100,000 at March 31, 2005, $3,600,000 at December 31, 2004, and $1,700,000 at
March 31, 2004. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold, based on the levels of merchandise inventory and merchandise purchases. The March 31, 2005 obsolescence reserve takes into consideration the Company's decisions to discontinue its Crossing Pointe catalog title in 2005 and to phase out the Allegheny Trail wholesale business by April 30, 2005, which created the need to reserve a greater portion of these inventories due to anticipated lower recovery. The closing of the Starbrick Outlet Store in January 2004 resulted in $2.4 million of writedowns in the first quarter of 2004. These writedowns primarily were provided for in the December 31, 2003 obsolescence reserve.

NOTE J - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated on the basis of cost. Depreciation has been provided principally by the straight-line method using rates, which are estimated to be sufficient to depreciate the cost of the assets over their period of usefulness. Amortization of assets recorded under capital lease obligations is included with depreciation expense. Estimated useful lives of property, plant and equipment range from 3 to 39.5 years. Maintenance and repairs are charged to expense as incurred.

NOTE K - TRADEMARK

Trademark, net of accumulated amortization of $685,789 at March 31, 2005 and $613,546 at March 31, 2004, is stated on the basis of cost. The Company has one trademark which is being amortized by the straight-line method for a period of 15 years. Amortization expense amounted to $18,061 for the first quarter of 2005 and 2004, respectively.

NOTE L - ASSET IMPAIRMENT

The Company analyzes its long-lived and intangible assets for events and circumstances that might indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. There are no indications of impairment present at March 31, 2005.

NOTE M - EMPLOYEE BENEFITS

The Company's employee benefits include a profit sharing and retirement feature available to all eligible employees. Contributions are dependent on net income of the Company and recognized on an accrual basis of accounting. The contributions to the plan charged against income in the first quarter of 2005 and 2004 amounted to $80,640 and $58,897, respectively.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

NOTE M - EMPLOYEE BENEFITS - Continued

As part of the same benefit plan, the Company has a contributory savings feature whereby all eligible employees may contribute up to 25% of their annual base salaries. The Company's matching contribution to the plan is based upon a percentage formula as set forth in the plan agreement. The Company's matching contributions to the plan charged against income in the first quarter of 2005 and 2004 amounted to $495,972 and $345,918, respectively.

NOTE N - FINANCIAL INSTRUMENTS

The carrying amounts of cash, customer accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The interest rates on the Company's securitized and revolving credit facilities are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of the Company's borrowings also approximate fair value.

NOTE O - NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized on the income statement based on fair values. Pro forma disclosure is no longer an alternative.
SFAS No. 123(R) must be adopted no later than January 1, 2006. We expect to adopt SFAS No. 123(R) on January 1, 2006.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note P to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions was $30,000 and $37,000 in the first quarter of 2005 and 2004, respectively.

NOTE P - STOCK COMPENSATION

In accordance with the provisions of SFAS No. 123, the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date.

Stock activity in the first quarter of 2005 and 2004 generally includes transactions pertaining to stock awarded to non-employee directors as well as stock awarded and forfeited via the Company's Omnibus Stock and Employee Stock Purchase Plans. Activity is accounted for by comparing the market value of the awards, as required by the Plans, to the cost of the treasury shares used for these transactions. The difference is recorded as additional paid-in capital.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

NOTE P - STOCK COMPENSATION - Continued

The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three months ended March 31:

                                                 Pro Forma
                                        ---------------------------
                                             2005          2004
                                        ---------------------------

     Net income as reported                $650,323      $571,053

     Add: Total stock-based employee
     compensation expense recorded
     for all awards, net of related
     tax effects                            403,398       151,834
     Deduct: Total stock-based
     employee compensation expense
     determined under fair value
     method for all awards, net of
     related tax effects                   (570,571)     (363,049)
                                        ---------------------------
     Pro forma net income                  $483,150      $359,838
                                        ===========================
     Earnings per share:
       Basic - as reported                    $0.08         $0.07
                                        ===========================
       Basic - pro forma                      $0.06         $0.04
                                        ===========================
       Diluted - as reported                  $0.08         $0.07
                                        ===========================
       Diluted - pro forma                    $0.06         $0.04
                                        ===========================

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                 Options        Options          Options
                                 issued         issued           issued
                                 4/15/03        4/15/02          4/16/01
                              ------------------------------------------------

     Risk-free interest rate      3.49%          4.95%            5.20%
     Dividend yields              2.54%          3.11%            3.50%
     Volatility                    .540           .564             .547
     Weighted-average            7 years        7 years          7 years
     expected life
     Per share fair value       $10.63          $8.83            $7.40

NOTE Q - RECLASSIFICATIONS

Certain amounts in the prior year Consolidated Statement of Income have been reclassified to conform with the current year presentation.

NOTE R - CONTINGENCIES

The Company is involved in certain items of litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome will not have a material effect on the Company's financial condition or results of operations.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

NOTE S - FINANCING ARRANGEMENTS

The Company maintains two facilities that collectively provide $110 million of credit. As of March 31, 2005 the Company was in compliance with all debt covenants.

The syndicated revolving facility (the "Credit Agreement") was originally signed on December 20, 2001 and has been amended five times, most recently on March 30, 2005. The amended Credit Agreement provides a commitment of $40 million and is secured by inventory and certain other assets of the Company and its subsidiaries. The Company is required to meet certain covenants that relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio and complying with certain indebtedness restrictions. At March 31, 2005, the Company had no borrowings (loans) outstanding on this credit facility and had letters of credit totaling $13.7 million outstanding, which reduces the amount of borrowings available under the Credit Agreement. Outstanding letters of credit totaled $16.1 million at December 31, 2004, and $19.1 million at March 31, 2004. Letters of credit are comprised mainly of two categories. One such category is comprised of commercial letters of credit used for the purpose of purchasing goods from non-U.S. suppliers. The other category is comprised of performance guarantees for a consolidated subsidiary and insurance bonding purposes. All letters of credit have a term of one year or less. The amended facility is scheduled to expire on September 1, 2007.

The Company also maintains a securitization of up to $100 million in accounts receivable. At the present time, $70 million has been committed by lenders and is available to the Company. The Company sells all right, title and interest in and to certain of its accounts receivable to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate, bankruptcy remote, special purpose entity that entered into a Receivables Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all of the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivables Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. At March 31, 2005, December 31, 2004 and March 31, 2004, $15 million had been borrowed under the securitization and is included on the balance sheet as $15 million of short-term notes payable. $15 million is the minimum amount required to be outstanding under the Receivables Purchase Agreement. Accordingly, at March 31, 2005, December 31, 2004 and March 31, 2004, $15 million of the $70 million commitment has been utilized under the terms of the facility, resulting in a remaining unused commitment of $55 million. At March 31, 2005 and March 31, 2004, the weighted average interest rate was 3.38% and 1.91%, respectively. Interest paid at March 31, 2005 and March 31, 2004 was approximately $129,000 and $75,000, respectively.

The securitization has a scheduled termination date of April 7, 2006. On April 27, 2005 the Company announced that it signed a definitive agreement to sell its private label credit portfolio. Therefore, the Company and the lenders intend to terminate the securitization prior to the closing of the credit portfolio transaction. See NOTE AB - SUBSEQUENT EVENT.

NOTE T - ACCRUED EXPENSES

Accrued expenses consist of:

                                                      March 31    December 31
                                                        2005          2004
                                                  ----------------------------
Employee compensation                               $9,550,203     9,904,200
   Contribution to profit sharing and
     retirement plan                                    80,781     1,525,158
   Health insurance                                    854,872       809,297
   Voluntary Separation Program                        399,890       494,790
   Taxes, other than taxes on income                 1,085,975       325,335
   Other accrued items                               1,749,311     2,347,851
                                                  ----------------------------
                                                   $13,721,032   $15,406,631
                                                  ============================

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

NOTE U - LEASES

Capital Leases

The Company leases certain data processing and telephone equipment under agreements that expire in various years through 2007. The following is a schedule by year of future minimum capital lease payments required under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2005:

       2005                                                   $ 42,757
       2006                                                     11,146
       2007                                                      1,858
                                                          ---------------
                                                                55,761
       Less amount representing interest                        (2,135)
                                                          ---------------
       Present value of minimum lease payments                  53,626
       Less current portion                                    (43,874)
                                                          ---------------
       Long-term portion of capital lease obligation          $  9,752
                                                          ===============

The Company entered into no new capital lease obligations in the first quarter of 2005 and 2004, respectively.

Operating Leases

The Company leases certain data processing, office and telephone equipment under agreements that expire in various years through 2009. The Company has also entered into several lease agreements for buildings, expiring in various years through 2012. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2005:

       2005                                                 $2,242,574
       2006                                                  2,392,140
       2007                                                  1,590,287
       2008                                                  1,066,894
       2009                                                    955,689
       Thereafter                                            1,264,415
                                                       ------------------
                                                            $9,511,999
                                                       ==================

NOTE V - STOCKHOLDERS' EQUITY

Earnings Per Share and Weighted Average Shares Outstanding

The following table sets forth the computations of basic and diluted earnings per share as required by Statement of Financial Accounting Standards No. 128:

                                                        Three Months Ended
                                                             March 31
                                                       2005           2004
                                                  ------------------------------

   Numerator:
     Net income                                     $650,323       $571,053
    Denominator:
      Weighted average shares outstanding          8,238,350      8,124,960
      Contingently issueable shares -
        Omnibus Stock Purchase Plan                    1,436          3,836
                                               -------------------------------
   Denominator for basic earnings per share        8,176,914      8,051,124
      Effect of dilutive securities:
        Employee stock options                       133,496         61,057
                                               -------------------------------
   Denominator for diluted earnings per share      8,310,410      8,112,181
                                               ===============================
   Basic earnings per share                            $0.08          $0.07
                                               ===============================
   Diluted earnings per share                          $0.08          $0.07
                                               ===============================

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

NOTE V - STOCKHOLDERS' EQUITY - Continued

Dividends Declared
  2-13-04           $.15 per share     1-18-05       $.15 per share
  4-29-04            .15               4-21-05        .15
  7-20-04            .15
 10-19-04            .15

Blair Corporation has declared a dividend for 286 consecutive quarters.

For the three months ended March 31, 2005, the Company declared dividends of $1,236,424, of which $1,194,993 were paid directly to shareholders and charged to retained earnings. For the three months ended March 31, 2004, the Company declared dividends of $1,219,495, of which $1,171,937 were paid directly to shareholders and charged to retained earnings. The remaining dividends of $14,431 and $47,558, for the three months ended March 31, 2005 and the three months ended March 31, 2004, respectively, were associated with the shares of stock held by the Company according to the provisions of the restricted stock awards. These remaining dividends were applied against the receivable from stock plans and were charged to compensation in the financial statements.

NOTE W - INCOME TAXES

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

The components of income tax (benefits) expense are as follows:

                                               Three Months Ended
                                                   March 31
                                              2005          2004
                                         ---------------------------

Currently payable:
   Federal                                 $(112,000)   $1,782,000
   Foreign                                    17,000        30,000
   State                                     177,000       203,000
                                         ---------------------------
                                              82,000     2,015,000
Deferred                                     290,000    (1,666,000)
                                         ---------------------------
                                           $ 372,000    $  349,000
                                         ===========================


The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:

                                               Three Months Ended
                                                   March 31
                                              2005          2004
                                         ---------------------------

Statutory rate applied to pretax income     $358,000   $322,019
State income taxes, net of Federal
  tax benefit                                 (7,000)    (9,100)
Other items                                   21,000     36,081
                                         ---------------------------
                                            $372,000   $349,000
                                         ===========================

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

NOTE W - INCOME TAXES - Continued

The Company has approximately $2 million of a Pennsylvania net operating loss carry forward that can be used to offset future Pennsylvania Taxable Income. A deferred tax asset has been established based on the $2 million net operating loss available to be carried forward. The deferred tax asset is offset by a valuation allowance because it is uncertain as to whether the Company will generate sufficient income in the State of Pennsylvania in the future to absorb the net operating losses before they expire in 2011.

Components of the deferred tax assets and liabilities under the liability method as of March 31, 2005 and December 31, 2004 are as follows:


                                             March 31, 2005    December 31,2004
                                            ------------------------------------

Current deferred tax assets:
  Doubtful accounts                           $ 9,757,000         $11,737,000
  Returns allowance                             2,035,000           1,922,000
  Inventory obsolescence                        1,565,000           1,374,000
  State net operating loss                         56,000              72,000
  Vacation pay                                  1,497,000           1,466,000
  Group insurance                                 493,000             431,000
  Other items                                     891,000             946,000
                                            ------------------------------------
  Gross current deferred tax assets            16,294,000          17,948,000
  State valuation allowance                      (138,000)           (121,000)
                                            ------------------------------------
                                               16,156,000          17,827,000

Current deferred tax liabilities:
  Advertising costs                           $ 5,224,000         $ 6,152,000
  Inventory costs                                 776,000             776,000
  Other items                                     127,000             242,000
                                            ------------------------------------
  Gross current deferred tax liabilities        6,127,000           7,170,000
                                            ------------------------------------
Net current deferred tax asset                $10,029,000          10,657,000
                                            ====================================
  Long term deferred tax liability:
  Property, plant and equipment               $ 2,330,000         $ 2,668,000
                                            ====================================


NOTE X - OTHER REVENUE                                  Three Months Ended
Other revenue consists of:                                   March 31
                                                        2005          2004
                                                    -------------------------

Finance charges on time payment accounts            $10,009,961  $10,712,288
Commissions earned                                      166,621      803,853
Other items                                             538,990      556,690
                                                   --------------------------
                                                    $10,715,572  $12,072,831
                                                    =========================

The decrease in finance charges compared to the first quarter of 2004 primarily resulted from reduced finance charge revenues associated with the previously announced discontinuance of the Crossing Pointe catalog title and lower credit sales.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

NOTE X - OTHER REVENUE - Continued

Commissions earned result from an arrangement under which a third party sells jewelry to the Company's customers and all related significant activities are conducted by, and are the responsibility of, the third party. The Company receives payments from the customer and makes remittances, net of commissions to the third party. The Company bears the credit risk and recognizes a credit loss when the customer does not honor its payment obligation. The decrease in commissions earned is related to a decline in customer response to the continuity program in the first quarter of 2005 compared to the first quarter of 2004.

Other items are comprised of items such as customer list rentals, dishonored check service charges and package insert income.

NOTE Y - BUSINESS SEGMENT AND CONCENTRATION OF BUSINESS RISK

The Company operates as one segment in the business of selling women's and men's fashion apparel and accessories and home furnishing items. Specifically, the segment includes the Womenswear, Menswear, Home, Crossing Pointe, Stores and Allegheny Trail product lines. The Stores product line was added in the first quarter of 2004 reflecting a reclassification within the segment from the other product lines to this product line. As previously announced on May 3, 2004, the Company formally discontinued circulation of its Crossing Pointe catalog title as of March 31, 2005. The Company's intention is to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The decision to focus on core operations is based in part on the historical success of the Blair brand and an extensive consumer and brand strategy study undertaken by the Company as part of its efforts to enhance profitability and shareholder value. The Company has evaluated the impact of discontinuing circulation of the Crossing Pointe title on all assets associated with this operation. All appropriate reserves have been recorded. This decision did not have a negative effect on 2004 profitability, and is expected to moderately benefit 2005 performance.

On January 25, 2005, the Company decided to phase out its Allegheny Trail wholesale business by April 30, 2005. This decision is consistent with the Company's intention to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The Company has evaluated the impact of phasing out the Allegheny Trail business on all assets associated with this operation. All appropriate reserves have been recorded. This decision did not have a significant negative effect on 2004 profitability, and is not expected to negatively impact 2005 performance.

The Company's segment reporting is consistent with the presentation made to the Company's chief operating decision-maker. The Company's customer base is comprised of individuals throughout the United States and is diverse in both geographic and demographic terms. Advertising is done mainly by means of catalogs, direct mail letters and the internet, which offer the Company's merchandise.

The following table illustrates the percent of net sales that each product line represents:
                        Three Months                  Three Months
                           Ended                         Ended
                          3/31/05       Percent of      3/31/04      Percent of
                         Net Sales      Total Net      Net Sales      Total Net
   Product Line        (in millions)      Sales      (in millions)      Sales
--------------------   --------------  ------------  --------------  -----------

Womenswear                   $  69.8         64.8%         $  82.7         64.3%
Menswear                        19.2         17.8%            20.4         15.9%
Home                            17.5         16.3%            17.2         13.4%
Crossing Pointe                   .4          0.4%             7.4          5.7%
Stores                            .4          0.4%              .5          0.4%
Allegheny Trail                   .3          0.3%              .4          0.3%
                       --------------  ------------  --------------  -----------
Total                         $107.6        100.0%          $128.6        100.0%
                       ==============  ============  ==============  ===========

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

NOTE Z - LONG-LIVED ASSETS PREVIOUSLY CLASSIFIED AS HELD FOR SALE

In January 2003, the Company made the decision to close its liquidation outlet store located in Erie, Pennsylvania. This closure was effective at the close of business on March 28, 2003. While the Company continues to hold the assets for sale, the sales process has taken longer than anticipated and the assets are no longer being classified as Held for Sale in accordance with SFAS No. 144. The building was not depreciated while classified as held for sale. A catch up journal entry was recorded for depreciation expense when the building was moved back to property, plant and equipment in the third quarter of 2004. The $1.3 million carrying value of the asset, after considering a $300,773 impairment charge taken in 2003 to reduce the value of the asset to its fair value less costs to sell, is deemed to be stated fairly at March 31, 2005. The $300,773 impairment charge was included in Other (income) expense, net, in the 2003 Unaudited Consolidated Statement of Income.

NOTE AA- VOLUNTARY SEPARATION PROGRAM

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

In the first quarter of 2001, the Company accrued and charged to expense $2.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The $2.5 million charge represents severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of the end of the first quarter of 2005, $2.1 million of the $2.5 million has been paid.

The following table summarizes the charges to income and related accruals as of March 31, 2005, December 31, 2004 and December 31, 2003 pertaining to the voluntary separation programs described above.

                                          Blair Mailing     Starbrick Outlet
                                              Center               Store
                                         ------------------  ------------------

Accrual at  December  31, 2003                   $767,000             $      -
Expense                                                 -               67,000
Payments                                          267,000               67,000
                                         ------------------  ------------------
Accrual at  December  31, 2004                    500,000                    -
Expense                                                 -                    -
Payments                                          100,000                    -
                                         ------------------  ------------------
Accrual at March 31, 2005                        $400,000             $      -
                                         ==================  ==================

NOTE AB- SUBSEQUENT EVENT

On April 27, 2005, the Company announced that the Company, Blair Factoring Company, Blair Credit Services Corporation and JLB Service Bank, each a wholly-owned subsidiary of the Company, entered into a Purchase, Sale and Servicing Transfer Agreement (the "Purchase Agreement") with World Financial Capital Bank, a wholly-owned subsidiary of Alliance Data Systems Corporation ("Alliance"). Pursuant to the Purchase Agreement, the Company's credit portfolio will be sold at par plus a premium. Additionally, on April 27, 2005, the Company and World Financial Capital Bank entered into an agreement to form a long-term marketing and servicing alliance under a Private Label Credit Card Program Agreement (the "Program Agreement") having an initial term of ten (10) years. The transaction has been approved by both parties and is expected to close by the end of the fourth quarter of fiscal 2005, subject to regulatory review and approval and customary closing conditions.

Total consideration will be based upon a price equal to the balance of the consumer credit portfolio plus a premium. As of March 31, 2005, the Company's consumer receivables balance was $166.3 million. Total consideration will be approximately $176.3 million.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

NOTE AB- SUBSEQUENT EVENT - Continued

Also under terms of the Program Agreement, Alliance will provide services including account acquisition and activation, receivables funding, account authorization, statement generation, marketing services, remittance processing and customer service functions.

After closing, the Company anticipates that the annual impact of the transaction to its income before income taxes will be a net reduction in pre-tax income of $2 to $4 million, as financial benefits from the Alliance partnership will partially offset the income historically generated by the credit portfolio prior to divestiture.

The Company currently intends to distribute the net proceeds from the transaction (after transaction costs, a required debt repayment and a provision for applicable taxes related to the gain on sale), anticipated to be approximately 80% of the gross proceeds, to the Company's shareholders in the form of a stock repurchase, dividend or combination of both. The Company anticipates that the sale of its credit portfolio will be accretive to its 2005 earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

Results of Operations

Comparison of First Quarter 2005 and First Quarter 2004

Net income for the first quarter ended March 31, 2005 was $650,000 or $.08 per basic and diluted share, compared to net income of $571,000 or $.07 per basic and diluted share, for the first quarter ended March 31, 2004. Results for the first quarter of 2005 reflect the discontinuance of the Crossing Pointe catalog title and a continuing refocus on the Company's core business, both resulting in the planned elimination of unprofitable sales.

Net sales for the first quarter of 2005 totaled $107.6 million and were 16.4% lower ($21.1 million) than net sales for the first quarter of 2004. The number of advertising mailings and incoming orders decreased in the first quarter of 2005 as compared to the first quarter of 2004. This reflects the Company's strategic decision to focus on more targeted mailings for greater efficiency and optimized yield. Gross sales revenue generated per advertising dollar decreased almost 1% in the first quarter of 2005 compared to the first quarter of 2004. The total number of orders shipped decreased 14.0% and the average order size decreased 3.7% in the first quarter of 2005 as compared to the first quarter of 2004. The provision for returned merchandise as a percentage of gross sales decreased 112 basis points in the first quarter of 2005 as compared to the first quarter of 2004. Management attributes this favorable change to improved product quality and fit.

Other revenue decreased 11.2% from $12.1 million to $10.7 million in the first quarter of 2005 versus the first quarter of 2004 primarily due to decreases in finance charge revenues and commissions earned. Decreased finance charges resulted from the previously announced discontinuance of the Crossing Pointe catalog title and lower credit sales. The decrease in commissions earned is related to a decline in customer response to the Continuity Program in the first quarter of 2005 compared to the first quarter of 2004.

Cost of goods sold decreased $10.4 million (16.4%) to $52.8 million in the first quarter of 2005 as compared to the first quarter of 2004. Cost of goods sold as a percentage of net sales for the first quarter of 2005 was 49.1% unchanged from 49.1% for the first quarter of 2004. The percentage remained constant as increased outbound postage costs were offset by a continued reduction in the cost of merchandise.

Advertising expenses in the first quarter of 2005 decreased $5.8 million (16.6%) to $29.5 million from the first quarter of 2004. The Company's more targeted mailings led to strategic decreases in catalog and letter mailings. The catalog reduction includes the reduction in Crossing Pointe mailings as a result of the Company's decision to discontinue circulation of its five year old Crossing Pointe catalog title, which was completed as of March 31, 2005.

The total number of catalog mailings released in the first quarter of 2005 was
5.4 million or 10.8% less than in the first quarter of 2004. The total number of prospect catalog mailings decreased 7.5 million or 51.6% in the first quarter of 2005 as compared to the first quarter of 2004. The reduction in prospect circulation is primarily attributable to the discontinuance of the Crossing Pointe catalog title in the first quarter of 2005.

The total number of letter mailings released in the first quarter of 2005 increased by 31.0% (2.3 million) as compared to the first quarter of 2004. The increase in letter mailings was in support of the Company's customer reactivation and retention strategy.

Total circulation of the co-op and media advertising programs increased .8% (2.3 million pieces) in the first quarter of 2005 as compared to the first quarter of 2004.

The Company maintains two e-commerce sites, www.blair.com and www.irvinepark.com. In the first quarter of 2005, the Company generated $24.5 million in e-commerce gross sales demand as compared to $23.7 million in the first quarter of 2004, a 3.4% increase. The year-over-year increase was mitigated by the discontinuance of the Crossing Pointe catalog title and related e-commerce site, which resulted in significantly lower Crossing Pointe e-commerce gross sales demand in the first quarter of 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

Results of Operations - Continued

Comparison of First Quarter 2005 and First Quarter 2004 - Continued

General and administrative expense decreased 5.7% ($1.9 million) in the first quarter of 2005 as compared to the first quarter of 2004. The lower general and administrative expense in the first quarter of 2005 was primarily attributable to reduced variable employee costs associated with lower sales volume. As a percent of net sales, general and administrative expenses were 29.6% for the quarter ended March 31, 2005 compared to 26.3% for the quarter ended March 31, 2004. The increase in percentage of net sales is primarily attributable to increased employee benefit costs.

The provision for doubtful accounts decreased $4.0 million from $7.5 million to $3.5 million or 53.3% in the first quarter of 2005 as compared to the first quarter of 2004. The decrease is primarily related to a 23.0% reduction in credit sales in the first quarter of 2005 compared to the first quarter of 2004, implementation of stricter credit requirements, reduced prospecting for non-core customers and the discontinuance of the Crossing Pointe catalog title in the first quarter of 2005. Prospect credit offers traditionally result in higher bad debts. These factors contributed to the estimated bad debt rate used in the first quarter of 2005 being 270 basis points lower than the bad debt rate used in the first quarter of 2004.

The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). At March 31, 2005, the delinquency rate of open accounts receivable was 195 basis points lower than at March 31, 2004. The charge-off rate for the first quarter of 2005 was 39 basis points higher than the charge-off rate for the first quarter of 2004.

At this time, the Company feels that the allowance for doubtful accounts is sufficient to cover the charge-offs from the current customer accounts receivable portfolio. Also, credit granting, collection and behavior models continue to be updated and improved and, along with expanding database capabilities, provide valuable credit-marketing opportunities and improve the ability to forecast doubtful accounts.

Interest (income) expense, net; improved by $134,229 in the first quarter of 2005 compared to the first quarter of 2004. Interest income increased due to higher average cash balances and increased rates. Interest expense results primarily from the Company's required borrowings under the Receivables Purchase Agreement. Interest rates have been higher in the first quarter of 2005.

Other (income) expense, net; improved by $211,872 in the first quarter of 2005 compared to the first quarter of 2004. In connection with the discontinuance of the Crossing Pointe catalog title, on March 30, 2005, the Company sold all open Crossing Pointe credit accounts receivable to a third party at a discount. After comparing the proceeds of the sale to the net carrying value of this asset, the Company realized a gain of approximately $500,000 which was recorded on this financial statement line item.

Income taxes as a percentage of income before income taxes were 36.4% in the first quarter of 2005 and 37.9% in the first quarter of 2004. The federal income tax rate was 35% in both years. The change in the total income tax rate was caused by a change in the Company's effective state income tax rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

Liquidity and Sources of Capital

The Company maintains two facilities that collectively provide $110 million of credit. As of March 31, 2005, the Company was in compliance with all debt covenants.

The syndicated revolving facility (the "Credit Agreement") was originally signed on December 20, 2001 and has been amended five times, most recently on March 30, 2005. The amended Credit Agreement provides a commitment of $40 million and is secured by inventory and certain other assets of the Company and its subsidiaries. The Company is required to meet certain covenants that relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio and complying with certain indebtedness restrictions. At March 31, 2005, the Company had no borrowings (loans) outstanding on this credit facility and had letters of credit totaling $13.7 million outstanding, which reduces the amount of borrowings available under the Credit Agreement. Outstanding letters of credit totaled $16.1 million at December 31, 2004 and $19.1 million at March 31, 2004. Letters of credit are comprised mainly of two categories. One such category is comprised of commercial letters of credit used for the purpose of purchasing goods from non-U.S. suppliers. The other category is comprised of performance guarantees for a consolidated subsidiary and insurance bonding purposes. All letters of credit have a term of one year or less. The amended facility is scheduled to expire on September 1, 2007.

The Company also maintains a securitization of up to $100 million in accounts receivable. At the present time, $70 million has been committed by lenders and is available to the Company. The Company sells all right, title and interest in and to certain of its accounts receivable to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate, bankruptcy remote, special purpose entity that entered into a Receivables Purchase Agreement with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the Receivables Purchase Agreement are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. At March 31, 2005, December 31, 2004 and March 31, 2004, $15 million had been borrowed under the securitization and is included on the balance sheet as $15 million of short-term notes payable. $15 million is the minimum amount required to be outstanding under the Receivables Purchase Agreement. Accordingly, at March 31, 2005, December 31, 2004 and March 31, 2004, $15 million of the $70 million commitment has been utilized under the terms of the facility, resulting in a remaining unused commitment of $55 million. At March 31, 2005 and March 31, 2004, the weighted average interest rate was 3.38% and 1.91%, respectively. Interest paid at March 31, 2005 and March 31, 2004 was approximately $129,000 and $75,000, respectively.

The securitization has a scheduled termination date of April 7, 2006. On April 27, 2005 the Company announced that it signed a definitive agreement to sell its private label credit portfolio. Therefore, the Company and the lenders intend to terminate the securitization prior to the closing of the credit portfolio transaction.

The Company was in compliance with all debt covenants as of March 31, 2005. The Company believes it has adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

Liquidity and Sources of Capital - Continued

The following table and narrative highlight significant changes in cash and cash equivalents for the three months ended March 31, 2005 and 2004.

                                                   Three Months Ended
                                                        March 31
                                                                       Increase/
                                              2005          2004      (decrease)
                                        ----------------------------------------

Net cash provided by operating
 activities                              $17,470,266   $   709,600  $16,760,666
Net cash used in investing
 activities                               (1,203,244)   (1,351,366)     148,122
Net cash used in financing
 activities                               (1,103,163)     (863,879)    (239,284)
Effect of exchange rate changes on
 cash                                         (2,992)      (53,884)      50,892
                                        ----------------------------------------
Net increase (decrease) in cash and
 cash equivalents                        $15,160,867   $(1,559,529) $ 6,720,396
                                        =======================================

The $16.7 million increase in cash and cash equivalents is primarily due to favorable cash flow from operations. Net cash provided by operating activities was $17.5 million for the three months ended March 31, 2005, a $16.8 million increase compared to the same period in fiscal 2004. This increase is primarily attributable to favorable changes in several components of working capital. The primary factors of improved working capital are favorable changes to accounts receivable ($10.4 million), trade accounts payable ($8.3 million) and accrued expenses ($2.0 million), offset somewhat by lower provisions for doubtful accounts ($4.0 million).

Anticipated cash requirements during 2005 are primarily to fund capital expenditures and pay dividends. The Company expects to fund 2005 cash requirements with cash generated from operations and cash on hand.

Merchandise inventory turnover was 2.45 at March 31, 2005, 2.61 at December 31, 2004 and 3.33 at March 31, 2004. Merchandise inventory as of March 31, 2005 was ..7% lower than at December 31, 2004 and 4.3% higher than at March 31, 2004. The increase in merchandise inventories from March 31, 2004 is primarily the result of the Company's efforts to improve initial and final merchandise fill rates thereby positively impacting profitability and customer service levels.

The merchandise inventory levels are net of the Company's reserve for inventory obsolescence. The reserve totaled $4.1 million at March 31, 2005, $3.6 million at December 31, 2004 and $1.7 million at March 31, 2004. The slight increase in the reserve from December 31, 2004 reflects the Company's decisions to discontinue the Crossing Pointe catalog title and to phase out the Allegheny Trail wholesale business. Both decisions have created the need to reserve a greater portion of these inventories due to lower anticipated recovery. Inventory write-offs and write-downs (reductions to below cost) charged against the reserve for obsolescence were $319,000 in the first three months of 2005 and $3.7 million in the first three months of 2004. The closing of the Starbrick Outlet Store in January 2004, accounts for $2.4 million of the write-downs in the first three months of 2004. These write-downs were primarily provided for in the December 31, 2003 obsolescence reserve. Due to the nonrecurring nature of the write-downs related to the closing of the Starbrick Outlet Store, the obsolescence reserve at March 31, 2005 was significantly greater than the reserve at March 31, 2004. Management believes that the amount of the reserve for obsolescence is appropriate. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold based on the levels of merchandise inventory and merchandise purchases.

An operating segment is identified as a component of an enterprise for which separate financial information is available for evaluation by the chief decision-maker or decision-making group, in deciding on how to allocate resources and assess performance. The Company operates as one business segment consisting of the Womenswear, Menswear, Home, Crossing Pointe, Allegheny Trail and Store product lines. The Store product line was added in the first quarter of 2004. It was previously included in the Womenswear, Menswear, Home and Crossing Pointe product lines.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

Liquidity and Sources of Capital - Continued

The reduction in Crossing Pointe net sales is the result of the discontinuance of the Crossing Pointe catalog title which was completed in March, 2005.

The following tables illustrate the percent of net sales and merchandise inventory that each product line represents.

                     Three Months               Three Months
                         Ended       Percent        Ended      Percent
                        3/31/05      of Total      3/31/04     of Total
   Product Line        Net Sales     Net Salesl   Net Sales    Net Sales
                     (in millions)              (in millions)
-------------------  --------------  ---------   ------------  ---------

Womenswear                  $ 69.8      64.8%         $ 82.7      64.3%
Menswear                      19.2      17.8%           20.4      15.9%
Home                          17.5      16.3%           17.2      13.4%
Crossing Pointe                 .4       0.4%            7.4       5.7%
Stores                          .4       0.4%             .5       0.4%
Allegheny Trail                 .3       0.3%             .4       0.3%
                     --------------  ---------   ------------  ---------
Total                       $107.6     100.0%         $128.6     100.0%
                     ==============  =========   ============  =========


                                   3/31/05                3/31/04
                                 Merchandise            Merchandise
    Product Line                  Inventory              Inventory
                                (in millions)          (in millions)
--------------------------   -------------------   ---------------------

Womenswear                                $41.5                   $39.2
Menswear                                   15.2                     9.4
Home                                        9.1                     7.6
Crossing Pointe                             0.0                     5.9
Stores                                      0.1                      .5
Allegheny Trail                             1.2                     1.7
                             -------------------   ---------------------
Total                                     $67.1                   $64.3
                             ===================   =====================

The Company looks upon its credit granting (Blair Credit) as a marketing advantage. Blair Credit customers, on average, buy more, buy more often and are more loyal than cash and credit card customers. The Company has determined that the benefit from the increased sales volume achieved by offering Blair Credit is significant and more than outweighs the cost of the credit program. The Company's gross credit sales decreased 23.0% in the first three months of 2005 as compared to first three months of 2004. The majority of the decrease is in line with the strategic decision to refocus on core customers and enhance shareholder value. In support of this strategy, the Company discontinued the Crossing Pointe catalog title, implemented stricter credit requirements and eliminated unprofitable sales.

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $1.2 million during the first three months of 2005, compared to $1.4 million during the first three months of 2004. Most of the $1.2 million capital expenditures in the first quarter of 2005 were attributable to improving the Company's information services capabilities as they support the order fulfillment functions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

Liquidity and Sources of Capital - Continued

Upon review of the Company's inventory liquidation strategy, the Company made the following decisions. In January 2004, the Company closed its outlet store located in Warren, Pennsylvania. This closure was effective at the close of business on January 16, 2004. The Company is considering alternative uses for the building. Evolvement of the Company's inventory liquidation strategy into more rapid and profitable methods of disposing obsolete and excess inventory led to this decision. Over the past three years, package insertions, telephone upsell promotions, sale catalogs and the e-commerce channel have proven to be more successful and profitable in moving inventory than the traditional outlet sales process. The building is a sheet metal warehouse design and the Company has considered the possible impairment of the facility. It is continuing to be used in other areas and maintained in an operating condition. Several options for additional and/or alternative uses are being explored for its future use. For these reasons, management believes the carrying value of the facility is recoverable.

The Blair Warehouse Outlet building in Erie, Pennsylvania is not currently being used by the Company. The Company is seeking prospective buyers for the Erie facility. However, the sales process has taken longer than anticipated and the assets are no longer being classified as Held for Sale in accordance with SFAS No. 144. The building was not depreciated while classified as held for sale. A catch up journal entry was recorded for depreciation expense when the building was moved back to property, plant and equipment in the third quarter of 2004. Management believes the carrying value of the asset, after considering a $300,773 impairment charge taken in 2003 to reduce the value of the asset to its fair value less costs to sell, is deemed to be stated fairly at March 31, 2005. The facility will continue to be depreciated.

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

                            Payments Due By Period

Contractual                       Less than    1 - 3       4 - 5      More than
Obligations            Total       1 year      years       years       5 Years
-----------------   -----------  -----------  ----------  ----------  ----------
Capital Lease
 Obligations        $    55,761  $    42,757  $   13,004  $      -0-   $    -0-
Operating Leases      9,511,999    2,242,574   5,049,321   1,824,688    395,416
Unconditional
Purchase
 Obligations -
 Outstanding         13,700,000   13,700,000         -0-         -0-        -0-
Letters of Credit
Line of Credit -
 Securitization      15,000,000   15,000,000         -0-         -0-        -0-
                    -----------  -----------  ----------  ----------  ----------
Total               $38,267,760  $30,985,331  $5,062,325  $1,824,688   $395,416
                    ===========  ===========  ==========  ==========  =========

The Company has commercial commitments consisting of a revolving credit facility of $40 million and a receivables securitization of $70 million. At March 31, 2005, $15 million of undivided interests in the receivables pool has been utilized as required under the terms of the receivables facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF  OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

Contractual Obligations - Continued

                             Amount of Commitment
                             Expiration Per Period

                          Total       Less than      1 - 3      4 - 5    After 5
Other Commercial         Amounts        1 year       years      years     years
Commitments             Committed
-----------------------------------  ------------  -----------  -------  -------
Line of Credit -
Revolving effective
9/01/04                $ 40,000,000   $            $40,000,000  $ -0-     $ -0-
Line of Credit -
Securitizatio
effective 4/9/03         70,000,000    70,000,000          -0-    -0-       -0-
                       ------------  ------------  -----------  -------  -------
Total                  $110,000,000   $70,000,000  $40,000,000  $ -0-     $ -0-
                       ============  ============  ===========  =======  =======

If an event of default should occur, payments and/or maturity of the lines of credit could be accelerated. The Company is not in default and does not expect to be in default of any of the provisions of the credit facilities. (See "Liquidity and Sources of Capital" for details of the Company's credit facilities).

The Company recently declared a quarterly dividend of $.15 per share payable on June 15, 2005. The Company has declared dividends for 286 consecutive quarters. It is the Company's intent to continue paying dividends; however, the Company will evaluate its dividend practice on an ongoing basis. (See "Future Considerations").

Future cash needs beyond 2005 will be financed by cash flow from operations, available cash on hand, existing borrowing arrangements and, if needed, other financing arrangements that may be available to the Company. However, The Company's current projection of future cash requirements may be affected by numerous factors, including changes in sales volume, operating cost fluctuations and revised capital spending activities.

Critical Accounting Policies

Preparation of the Company's financial statements requires the application of a number of accounting policies, which are described in "Note 1, Significant Accounting Policies" in the "Notes to Consolidated Financial Statements" in the Company's 2004 10-K. The critical accounting policies, which if interpreted differently under different conditions or circumstances could result in material changes to the reported results, deal with properly valuing accounts receivable and inventory. Properly valuing accounts receivable and inventory requires establishing proper reserve and allowance levels, specifically the allowances for doubtful accounts and returns and the reserve for inventory obsolescence. The Company's senior financial management and the Company's auditors review the critical accounting policies and estimates with the Audit Committee of the Board of Directors.

The Company's revenue recognition policy is as follows: Sales (cash, Blair Credit, or third party credit card) are recorded when the merchandise is shipped to the customer in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition.

Finance charges on time payment accounts are recognized on an accrual basis of accounting.

The allowance for doubtful accounts and related items, provision for doubtful accounts and Blair Credit, are discussed in "Results of Operations," "Liquidity and Sources of Capital" and "Future Considerations". A change in the bad debt rate would cause changes in the provision for doubtful accounts and the allowance for doubtful accounts. Based on the Company's 2004 level of credit sales and finance charges, net income would change by approximately $2.3 million, or $.27 per share, from a one percentage point change in the bad debt rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

Critical Accounting Policies - Continued

The allowance for returns is a deduction from customer accounts receivable. A monthly provision for anticipated returns is recorded as a percentage of gross sales, based upon historical experience. The provision is charged against gross sales to arrive at net sales, and actual returns are charged against the allowance for returns. Returns are generally more predictable as they settle within two-to-three months, but are impacted by season, new products and/or product lines, type of sale (cash, credit card, Blair Credit) and sales mix (prospect/customer). Management believes that the allowance for returns is sufficient to cover the returns that will occur after March 31, 2005 from sales prior to April 1, 2005. A change in the returns rate would cause changes in the provision for returns and the allowance for returns. Based on the Company's 2004 level of sales, net income would change by approximately $1.7 million, or $.21 per share, from a one percentage point change in the returns rate.

The reserve for inventory obsolescence and related items, inventory levels and write-downs, are discussed in "Liquidity and Sources of Capital" and "Future Considerations". Management believes that the reserve for inventory obsolescence is sufficient to cover the write-offs that will occur in future years on merchandise in inventory as of March 31, 2005. A change in the obsolescence rate would cause changes in cost of goods sold and the reserve for inventory obsolescence . Based on the Company's 2004 level of merchandise subject to obsolescence, net income would change by approximately $1.7 million, or $.21 per share, from a one percentage point change in the obsolescence rate.

The Company's advertising expense policy is as follows: Advertising and shipping supply inventories include printed advertising material and related mailing supplies for promotional mailings, which are generally scheduled to occur within two months. These direct-response advertising costs are then expensed over the period of expected future benefit, generally nine weeks.

At March 31, 2005, the Company had total gross deferred tax assets of $16.3 million. These assets relate principally to asset valuation reserves including bad debts, returns and inventory obsolescence. Based on recent historical earnings performance and current projections, management believes that a valuation allowance is not required against these deferred tax assets, except for the valuation allowance against state net operating losses and the Allegheny Trail inventory obsolescence reserve. The state net operating loss valuation allowance was provided due to its uncertainty of realization based upon the state's net operating loss carryforward rules. The Allegheny Trail inventory obsolescence reserve valuation allowance was provided due to the Company's decision to phase out this business by April 30, 2005.

Impact of Inflation and Changing Prices

Although inflation has moderated in the United States economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. Historically, profit margins have been pressured by postal and paper rate increases. Paper rates increased 5% in 2004 and were flat in 2003. Postal rates increased on January 10, 1999, on January 7, 2001, on July 1, 2001 and again on September 30, 2002. Based on recent public communications by the United States Postal Service, it is anticipated that postal rates will not increase again until 2006. The Company spent approximately $18.6 million for postage and delivery services in the first three months of 2005 compared to $22 million in the first three months of 2004. The reduction in postage and delivery costs is related to the lower sales volume and reduced catalog circulation.

The Company principally uses the LIFO method of accounting for its merchandise inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces distortion in reported income due to increasing costs. However, the Company has been experiencing declining merchandise costs and the LIFO reserve has fallen to $3.8 million at March 31, 2005 and at December 31, 2004 from $4.5 million at March 31, 2004.

The World Trade Organization members agreed several years ago that starting in January of 2005, quota on imported textile products would be removed. The elimination of this quota has resulted in lower priced textile products from most of the World Trade member countries. Because some member countries did not charge for quota, not all products will experience lower costs. However, in most World Trade member countries, lower prices are anticipated to range between 5% and 20%, depending on the item and the country of origin. These lower prices will result in lower landed duty paid prices for American importers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

Impact of Inflation and Changing Prices- Continued

Property, plant and equipment are continuously being expanded and updated. Major projects are discussed under "Liquidity and Sources of Capital". Assets acquired in prior years may be replaced at higher costs but this will take place over many years. New assets, when acquired, will result in higher depreciation charges, but in many cases, due to technological improvements, savings in operating costs should result. The charges to operations for depreciation represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being used.

Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles
Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than January 1, 2006. We expect to adopt
SFAS No. 123(R) on January 1, 2006.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note P to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions was $30,000 and $37,000 in the first quarter of 2005 and 2004, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

Future Considerations- Continued

The Company announced on May 3, 2004, that it would discontinue circulation of its four year-old Crossing Pointe catalog title in 2005. The Company's intention is to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The decision to focus on core operations is based in part on the historical success of the Blair brand and an extensive consumer and brand strategy study undertaken by the Company as part of its efforts to enhance profitability and shareholder value. This decision did not have a negative effect on 2004 profitability, and is expected to benefit 2005 performance.

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

On April 27, 2005, the Company announced that the Company, Blair Factoring Company, Blair Credit Services Corporation and JLB Service Bank, each a wholly-owned subsidiary of the Company, entered into a Purchase, Sale and Servicing Transfer Agreement (the "Purchase Agreement") with World Financial Capital Bank, a wholly-owned subsidiary of Alliance Data Systems Corporation ("Alliance"). Pursuant to the Purchase Agreement, the Company's credit portfolio will be sold at par plus a premium. Additionally, on April 27, 2005, the Company and World Financial Capital Bank entered into an agreement to form a long-term marketing and servicing alliance under a Private Label Credit Card Program Agreement (the "Program Agreement") having an initial term of ten (10) years. The transaction has been approved by both parties and is expected to close by the end of the fourth quarter of fiscal 2005, subject to regulatory review and approval and customary closing conditions.

Total consideration will be based upon a price equal to the balance of the consumer credit portfolio plus a premium. As of March 31, 2005, the Company's consumer receivables balance was $166.3 million. Total consideration will be approximately $176.3 million.

Also under terms of the Program Agreement, Alliance will provide services including account acquisition and activation, receivables funding, account authorization, statement generation, marketing services, remittance processing and customer service functions.

After closing, the Company anticipates that the annual impact of the transaction to its income before income taxes will be a net reduction in pre-tax income of $2 to $4 million, as financial benefits from the Alliance partnership will partially offset the income historically generated by the credit portfolio prior to divestiture.

The Company currently intends to distribute the net proceeds from the transaction (after transaction costs, a required debt repayment, and a provision for applicable taxes related to the gain on sale), anticipated to be approximately 80% of gross proceeds, to the Company's shareholders in the form of a stock repurchase, dividend, or combination of both. The Company anticipates that the sale of its credit portfolio will be accretive to its 2005 earnings per share.

Requirements adopted by the Securities and Exchange Commission in response to the passage of the Sarbanes-Oxley Act of 2002 require an ongoing review and evaluation of our internal control systems and attestation of these systems by our independent auditors. We will review our internal control procedures and consider further documentation of such procedures that may be necessary in the future on an ongoing basis. While we currently believe we have identified and committed the appropriate resources to meet all of the requirements, there is always a risk inherent in any control system that not all errors or misstatements will be detected. Any improvements in our internal control systems or in documentation of such control systems could be costly to prepare or implement, could divert attention of management of our finance staff, and may cause our operating expenses to increase over the ensuing year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements are included in, but not limited to, this Item 2.

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

The Company is subject to market interest rate risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company utilizes variable-rate debt to manage its exposure to changes in interest rates. The Company does not expect changes in interest rates to have a material adverse effect on its income or cash flow in 2004. A change of one percentage point in the interest rate would cause a change in interest expense, based on the Company's levels of debt for the years 2004 and 2005, of approximately $150,000 in each year.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective to reasonably ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There have been no significant changes in the Company's internal controls or in any other factors that materially affected, or are reasonably likely to materially affect, the Company's internal controls, including its internal controls over financial reporting. As a result, no corrective actions with regard to any significant deficiencies or material weaknesses were taken.

                          PART II. OTHER INFORMATION

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

Item 1.  Legal Proceedings
         -----------------

         The Company is from time to time a party to ordinary routine litigation incidental to various aspects of its operations. Management is not currently aware of any litigation that will have a material adverse impact on the Company's financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         Not Applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not Applicable.

Item 5.  Other Information
         -----------------

         Not Applicable.

Item 6.  Exhibits
         --------

(a)  Exhibits
 3.1   Restated Certificate of Incorporation (1)
 3.2   Amended and Restated Bylaws of Blair Corporation (2)
 4     Specimen Common Stock Certificate (3)
10.1   Stock Accumulation and Deferred Compensation Plan for Directors (4)
10.2   Blair Corporation 2000 Omnibus Stock Plan (5)
10.3   Blair Credit Agreement (6)
10.4   Amendment No. 2 to Credit Agreement (7)
10.5   Amendment No. 3 to Credit Agreement (8)
10.6   Amendment No. 4 to Credit Agreement (9)
10.7   Amendment No. 5 to Credit Agreement (10)
10.8   Change in Control Severance Agreement-Vice Presidents (11)
10.9   Change in Control Severance Agreement-CEO and Senior Vice Presidents (12)
10.10  Purchase, Sale and Capital Servicing Transfer Agreement (13)
10.11  Private Label Credit Program Agreement (14)
11     Statement regarding computation of per share earnings (15)
31.1   CEO Certification pursuant to Section 302
31.2   CFO Certification pursuant to Section 302
32.1   CEO Certification pursuant to Section 906
32.2   CFO Certification pursuant to Section 906

                       BLAIR CORPORATION AND SUBSIDIARIES
                                  (Unaudited)
                                March 31, 2005

Item 6.  Exhibits - Continued

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

(9) Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of the Company filed with the SEC on March 1, 2005 (SEC File No. 1-878). Certain schedules to the Agreement have been omitted.

(10) Certain schedules to the Agreement have been omitted.

(11) Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 9, 2004 (SEC File No. 1-878).

(12) Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 9, 2004 (SEC File No. 1-878).

(13) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on April 27, 2005 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(14) Incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on April 27, 2005 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(15) Incorporated by reference to Note V of the financial statements included herein.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                                   BLAIR CORPORATION
                                       -----------------------------------------
                                                     (Registrant)











Date:   May 6, 2005                    By            JOHN E. ZAWACKI
---------------------------            -----------------------------------------
                                                     JOHN E. ZAWACKI
                                         President and Chief Executive Officer


                                       By            BRYAN J. FLANAGAN
                                       -----------------------------------------
                                                     BRYAN J. FLANAGAN
                                            Senior Vice President and Chief
                                                   Financial Officer


                                       By           MICHAEL R. DELPRINCE
                                       -----------------------------------------
                                                    MICHAEL R. DELPRINCE
                                                         Controller




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

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date: May 6, 2005                                      JOHN E. ZAWACKI
-----------------                                ----------------------------
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

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date: May 6, 2005                                      BRYAN J. FLANAGAN
-----------------                                 ---------------------------
                                                       BRYAN J. FLANAGAN
                                                   Senior Vice President and
                                                    Chief Financial Officer

                                                                   Exhibit 32.1





                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Zawacki, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
          and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 Date: May 6, 2005                                  JOHN E. ZAWACKI
 -----------------                             --------------------------
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

                                                                   Exhibit 32.2





                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan J. Flanagan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
             and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 Date: May 6, 2005                                  BRYAN J. FLANAGAN
 -----------------                             ---------------------------
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

                                  Exhibit 10.7
                WAIVER AND FIFTH AMENDMENT TO CREDIT AGREEMENT


      This Waiver and Fifth Amendment to Credit Agreement (the "Fifth Amendment") is dated as of March 30, 2005 and is made by and among BLAIR CORPORATION, a Delaware corporation (the "Borrower"), the Guarantors now or hereafter party thereto, the BANKS under the Credit Agreement (as hereafter defined) and PNC BANK, NATIONAL ASSOCIATION, in its capacity as agent for the Banks under the Credit Agreement (hereinafter referred to in such capacity as the "Agent").

      RECITALS:

      WHEREAS, the Borrower, the Guarantors, the Banks and the Agent entered into that certain Credit Agreement dated as of December 20, 2001, as amended by that Amendment No. 1 to Credit Agreement dated as of July 8, 2002, by that Amendment No. 2 to Credit Agreement dated as of July 25, 2003, and by that Third Amendment to Credit Agreement dated as of September 1, 2004 and that Fourth Amendment to Credit Agreement dated as of October 28, 2004 (as amended to date, the "Credit Agreement");

      WHEREAS, Blair Factoring Company and JLB Service Bank, each of which is a Subsidiary of the Borrower (collectively, the "Subsidiary Sellers"), propose to sell their"CrossingPointe" receivables and related rights (as more fully described in the CrossingPointe Receivables Sales Agreement, the "CrossingPointe Receivables") for cash consideration pursuant to a Purchase and Sale Agreement , among Blair Factoring Company, JLB Service Bank and Shoppers Charge Accounts Co., a Division of Hudson United Bank (the "CrossingPointe Receivables Sales Agreement"); and

      WHEREAS, section 7.2.7 [Dispositions of Assets or Subsidiaries] of the Credit Agreement provides in part that "Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, sell . . . any of its properties or assets . . " except for sales expressly permitted under such section;

      WHEREAS, Section 1(b) of the Security Agreement provides in part as follows:

      "Collateral shall not include any 'Receivables' . . . of Blair Corporation, sold, transferred, and otherwise conveyed to Blair Factoring Company . . ."

      "'Receivables' shall mean the indebtedness arising  . . . under a Contract

      "'Contract' shall mean an agreement between Blair Corporation . . . and any person pursuant to or under which such person is obligated to pay for goods
.. . . through Blair Corporation's . . . "Crossing Pointe" sales program;

      WHEREAS, the parties to the Credit Agreement desire to provide certain waivers under Section 7.2.7 and amendments to the Credit Agreement relating to the CrossingPointe Receivables Sales Agreement as set forth herein; and

      WHEREAS, capitalized terms used herein and not otherwise defined herein shall have the meanings given to them under the Credit Agreement.

      NOW, THEREFORE, in consideration of the foregoing and intending to be legally bound, the parties hereto agree as follows:


Waiver and Amendment to Credit Agreement.

Waiver and Amendment.
            The Banks hereby waive the prohibitions under Section 7.2.7 of the Credit Agreement for the sole purpose of permitting the Subsidiary Sellers to sell the CrossingPointe Receivables pursuant to the CrossingPointe Receivables Sales Agreement. The parties agree that Borrower shall not be required to apply the after-tax proceeds or any portion thereof as a mandatory prepayment of the Loans as provided in such Section 7.2.7 or as otherwise provided under the Credit Agreement.

Authorizations.
            The Agent is hereby authorized to execute any releases, confirmations or other documents necessary or appropriate in connection with such sale in order to permit or facilitate the same.


Termination of Waiver.
            The waiver contained in Section 1(A) shall terminate if the Borrower does not sell the Crossing Pointe Receivables pursuant to the Crossing Pointe Receivables Sales Agreement on or before December 31, 2005.


Notice of Sale.
            The Borrower shall notify the Agent of the closing under the Crossing Pointe Receivables Sales Agreement and deliver to the Agent a copy of the signed Crossing Pointe Receivables Sales Agreement within ten (10) days after the closing under such Crossing Pointe Receivables Sales Agreement.


Representations and Warranties.
            A. Warranties Under the Credit Agreement. The representations and warranties of the Loan Parties contained in the Credit Agreement, after giving effect to the waivers and amendments thereto on the date hereof, are true and correct on and as of the date hereof with the same force and effect as though made by the Loan Parties on such date, except to the extent that any such representation or warranty expressly relates solely to a previous date. The Loan Parties are in compliance with all terms, conditions, provisions and covenants contained in the Credit Agreement.

            B. Power and Authority; Validity and Binding Effect; No Conflict. Each Loan Party has full power to enter into, execute, deliver and carry out this Fifth Amendment, and such actions have been duly authorized by all necessary proceedings on its part. This Fifth Amendment has been duly and validly executed and delivered by each of the Loan Parties. This Fifth Amendment constitutes the legal, valid and binding obligation of each of the Loan Parties which is enforceable against such Loan Party in accordance with its terms. Neither the execution and delivery of this Fifth Amendment, nor the consummation of the transactions herein contemplated will conflict with, constitute a default under or result in any breach of (i) the terms and conditions of any organizational documents of any Loan Party or (ii) any Law or any material agreement or instrument or other obligation to which any Loan Party or any of its Subsidiaries is a party or by which any Loan Party or any of its Subsidiaries is bound, or result in the creation or enforcement of any Lien upon any property of any Loan Party or any of its Subsidiaries other than as set forth herein.

            C. Consents and Approvals; No Event of Default. No consent, approval, exemption, order or authorization of any Person other than the parties hereto is required by any Law or any agreement in connection with the execution, delivery and carrying out of this Fifth Amendment. No event has occurred and is continuing and no condition exists or will exist after giving effect to this Fifth Amendment which constitutes an Event of Default or Potential Default.


Conditions to Effectiveness.
            This Fifth Amendment shall be effective on the date (the "Effective Date") on which each of the following conditions has been satisfied. The Effective Date shall be the same as the date of this Fifth Amendment first written above:


Execution.
            The Loan Parties, the Banks and the Agent shall have executed this
                                     Fifth Amendment.


Draft Crossing Pointe Receivables Sales Agreement. The Borrower shall have delivered to the Agent a copy of the current draft of the Crossing Pointe Receivables Sales Agreement.

References to Credit Agreement, Loan Documents.
            Any reference to the Credit Agreement or other Loan Documents in any document, instrument or agreement shall hereafter mean and include the Credit Agreement or such Loan Document, including such schedules and exhibits, as amended hereby. In the event of irreconcilable inconsistency between the terms or provisions of this Fifth Amendment and the terms or provisions of the Credit Agreement or such Loan Document, including such schedules and exhibits, the terms and provisions of this Fifth Amendment shall control.




Force and Effect.
            Each Loan Party, a signatory hereto reconfirms, restates and ratifies the Credit Agreement, and all other documents executed in connection therewith except to the extent any such documents are expressly modified by this Fifth Amendment and each Loan Party confirms that all such documents have remained in full force and effect since the date of their execution.


Governing Law.
            This Fifth Amendment shall be deemed to be a contract under the laws of the Commonwealth of Pennsylvania and for all purposes shall be governed by, construed and enforced in accordance with the internal laws of the Commonwealth of Pennsylvania without regard to its conflict of laws principles.


Counterparts.
            This Fifth Amendment may be signed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                            [SIGNATURE PAGE FOLLOWS]

The undersigned have executed this Fifth Amendment as of the day and year first above written.

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