Form 10-Q
period 2005-06-30
BLAIR CORP
filed 2005-08-04
CIK 71525

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



  For the quarterly period ended June 30, 2005      Commission File Number 1-878
--------------------------------------------------------------------------------




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

As of August 1, 2005 the registrant had outstanding 8,314,386 shares of its common stock without nominal or par value.

                          PART I. FINANCIAL INFORMATION

                    ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

                       BLAIR CORPORATION AND SUBSIDIARIES

                                  June 30, 2005

                       Blair Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                           (Unaudited)
                                                             June 30       December 31
                                                              2005            2004
                                                        --------------------------------

Assets
Current Assets:
  Cash and cash equivalents                               $ 82,161,487    $ 50,559,995
  Customer accounts receivable, less allowances
    for doubtful accounts and returns of
    $30,941,620 in 2005 and $38,924,914 in 2004            134,630,909     148,171,292
  Inventories: (Note I)
    Merchandise                                             61,043,025      67,597,084
    Advertising and shipping supplies                        6,728,322      16,697,349
                                                        --------------------------------
                                                            67,771,347      84,294,433

  Deferred income taxes (Note W)                            11,732,000      10,657,000
  Prepaid expenses                                           2,627,889       2,210,181
                                                        --------------------------------
Total current assets                                       298,923,632     295,892,901


Property, plant and equipment:
  Land (Note Z)                                              1,142,144       1,142,144
  Buildings and leasehold improvements (Note Z)             66,899,869      66,803,458
  Equipment                                                 73,244,783      74,793,330
  Construction in progress                                   3,631,394       1,686,408
                                                        --------------------------------
                                                           144,918,190     144,425,340

  Less allowances for depreciation                          96,594,189      95,066,355
                                                        --------------------------------
                                                            48,324,001      49,358,985


Trademark                                                      379,799         415,921
Other long-term assets                                         640,293         473,037
                                                        --------------------------------
Total assets                                              $348,267,725    $346,140,844
                                                        ================================

See accompanying notes.

                       Blair Corporation and Subsidiaries


                                                           (Unaudited)
                                                             June 30       December 31
                                                              2005            2004
                                                        --------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable (Note S)                                  $ 15,000,000    $ 15,000,000
  Trade accounts payable                                    20,589,973      24,831,335
  Advance payments from customers                            2,181,118       1,854,086
  Accrued expenses (Note T)                                 15,212,499      15,406,631
  Accrued federal and state taxes                            4,265,498       3,689,994
  Current portion of capital lease obligations (Note U)         18,325         111,254
                                                        --------------------------------
Total current liabilities                                   57,267,413      60,893,300

Capital lease obligations, less current portion (Note U)        26,111          12,270


Deferred income taxes (Note W)                               2,104,000       2,668,000


Other long term liability                                      646,900             -0-


Stockholders' equity:
  Common stock without par value:
    Authorized 12,000,000 shares
    issued 10,075,440 shares (including shares
    held in treasury) -- stated value                          419,810         419,810
Additional paid-in capital                                  13,194,889      13,238,311
Retained earnings                                          310,866,152     306,544,284
Accumulated other comprehensive loss                          (122,951)       (118,634)
                                                        --------------------------------
                                                           324,357,900     320,083,771

Less 1,818,127 shares in 2005 and 1,846,542
  shares in 2004 of common stock
  in treasury -- at cost                                    35,126,743      35,955,582
Less receivable and deferred compensation
  from stock plans                                           1,007,856       1,560,915
                                                        --------------------------------
Total stockholders' equity                                 288,223,301     282,567,274
                                                        --------------------------------
Total liabilities and stockholders' equity                $348,267,725    $346,140,844
                                                        ================================

See accompanying notes.

                       Blair Corporation and Subsidiaries

                        Consolidated Statements of Income

                                                                   (Unaudited)                    (Unaudited)
                                                               Three Months Ended               Six Months Ended
                                                                     June 30                         June 30
                                                              2005            2004            2005            2004
                                                        ----------------------------------------------------------------

Net sales                                                 $120,834,539    $126,992,907    $228,392,458    $255,634,986
Other revenue (Note X)                                      10,860,582      11,306,732      21,576,154      23,379,563
                                                        ----------------------------------------------------------------
                                                           131,695,121     138,299,639     249,968,612     279,014,549

Cost and expenses:
  Cost of goods sold (Note C )                              54,704,494      57,903,841     107,479,255     121,042,144
  Advertising                                               29,798,990      33,506,937      59,257,695      68,811,437
  General and administrative (Note C )                      34,444,325      32,693,912      66,304,143      66,494,754
  Provision for doubtful accounts                            3,414,333       6,051,437       6,906,965      13,591,296
  Interest (income) expense, net (Note D )                    (308,761)         (5,080)       (433,990)          3,920
  Other expense (income), net                                    2,666          61,266        (206,853)         63,619
                                                        ----------------------------------------------------------------
                                                           122,056,047     130,212,313     239,307,215     270,007,170
                                                        ----------------------------------------------------------------
Income before income taxes                                   9,639,074       8,087,326      10,661,397       9,007,379

Income taxes (Note W)                                        3,575,000       3,076,000       3,947,000       3,425,000
                                                        ----------------------------------------------------------------
Net income                                                $  6,064,074    $  5,011,326    $  6,714,397    $  5,582,379
                                                        ================================================================

Basic earnings per share based on
  weighted average shares outstanding (Note V)                   $0.74           $0.62           $0.82           $0.69
                                                        ================================================================

Diluted earnings per share based on
   weighted average shares outstanding
   and assumed conversions (Note V)                              $0.73           $0.61           $0.81           $0.69
                                                        ================================================================

See accompanying notes.

                       Blair Corporation and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                                                   (Unaudited)                    (Unaudited)
                                                               Three Months Ended               Six Months Ended
                                                                     June 30                         June 30
                                                              2005            2004            2005            2004
                                                        ----------------------------------------------------------------

Common Stock                                              $    419,810    $    419,810    $    419,810    $    419,810

Additional Paid-in Capital:
Balance at beginning of period                              13,178,632      13,955,055      13,238,311      14,134,983
Issuance of 5,250 and 3,750 shares for the three
  months ended June 30, 2005 and 2004 and 5,550 and
  4,050 shares for the six months ended June 30, 2005
  and 2004 of common stock to non-employee directors             9,057          (9,767)          5,044         (24,358)
Issuance of 6,985 and 0 shares for the three months
  ended June 30, 2005 and 2004 and 14,913 and 0 shares
  for the six months ended June 30, 2005 and 2004 of
  common stock under Omnibus Stock Plan-Executive
  Officer Stock Awards (Note V)                                 15,941             -0-         (21,257)            -0-
Forfeitures of 800 and 3,850 shares for the three
  months ended June 30, 2005 and 2004 and 1,950 and
  6,000 shares for the six months ended June 30, 2005
  and 2004 of common stock under Omnibus Stock and
  Employee Stock Purchase Plans (Note V)                            44           2,379          (9,100)        (23,523)
Exercise of 3,702 and 65,503 shares for the three
  months ended June 30, 2005 and 2004 and 9,902 and
  84,070 shares for the six months ended June 30, 2005
  and 2004 of common stock under Omnibus Stock Plan-
  Non-Qualified Stock Options                                  (28,785)       (623,796)        (68,109)       (800,231)


Tax benefit on exercise of Non-Qualified Stock Options          20,000         165,000          50,000         202,000
                                                        ----------------------------------------------------------------
Balance at end of period                                    13,194,889      13,488,871      13,194,889      13,488,871


Retained Earnings:
Balance at beginning of period                             305,999,614     295,797,115     306,544,284     296,397,999
Net income                                                   6,064,074       5,011,326       6,714,397       5,582,379
Cash dividends (Note V)                                     (1,197,536)     (1,177,944)     (2,392,529)     (2,349,881)
                                                        ----------------------------------------------------------------
Balance at end of period                                   310,866,152     299,630,497     310,866,152     299,630,497


Accumulated Other Comprehensive Loss:
Balance at beginning of period                                (121,864)        (70,741)       (118,634)        (20,016)
Foreign currency translation                                    (1,087)         50,713          (4,317)            (12)
                                                        ----------------------------------------------------------------
Balance at end of period                                      (122,951)        (20,028)       (122,951)        (20,028)


Treasury Stock:
Balance at beginning of period                             (35,577,088)    (38,987,570)    (35,955,582)    (39,514,841)
Issuance of 5,250 and 3,750 shares for the three
  months ended June 30, 2005 and 2004 and 5,550 and
  4,050 shares for the six months ended June 30, 2005
  and 2004 of common stock to non-employee directors
  (Note V)                                                     150,280         107,344         158,868         126,509
Issuance of 6,985 and 0 shares for the three months
  ended June 30, 2005 and 2004 and 14,913 and 0 shares
  for the six months ended June 30, 2005 and 2004 of
  common stock under Omnibus Stock Plan-Executive
  Officer Stock Awards (Note V)                                199,945             -0-         426,883             -0-
Forfeitures of 800 and 3,850  shares for the three
  months ended June 30, 2005 and 2004 and 1,950 and
  6,000 shares for the six months ended June 30, 2005
  and 2004 of common stock under Omnibus Stock and
  Employee Stock Purchase Plans (Note V)                       (17,650)        (92,212)        (40,356)       (115,585)
Exercise of 3,702 and 65,503 shares for the three
  months ended June 30, 2005 and 2004 and 9,902 and
  84,070 shares for the six months ended June 30, 2005
  and 2004 of common stock under Omnibus Stock Plan-
  Non-Qualified Stock Options                                  117,770       1,875,016         283,444       2,406,495
                                                        ----------------------------------------------------------------
Balance at end of period                                   (35,126,743)    (37,097,422)    (35,126,743)    (37,097,422)

See accompanying notes.

                       Blair Corporation and Subsidiaries

                                                                   (Unaudited)                    (Unaudited)
                                                               Three Months Ended               Six Months Ended
                                                                     June 30                         June 30
                                                              2005            2004            2005            2004
                                                        ----------------------------------------------------------------

Receivable and Deferred Compensation from Stock Plans:
Balance at beginning of year                                (1,336,166)     (2,327,827)     (1,560,915)     (2,616,826)
Issuance (net of forfeitures) of common stock under
  Omnibus Stock Plan - Restricted Stock Awards and
  Executive Officer Awards: (Note V)
   Receivable                                                    5,155          24,386          12,502          35,518
Amortization of deferred compensation,
  net of forfeitures                                            43,349          75,849          91,135         118,888
Amortization of Executive Officer Stock awards,
  net of vesting and forfeitures                               181,568         184,897         274,413         327,891
Applications of dividends and cash repayments                   98,238          46,880         175,009         138,714
                                                        ----------------------------------------------------------------
Balance at end of period                                    (1,007,856)     (1,995,815)     (1,007,856)     (1,995,815)
                                                        ----------------------------------------------------------------
Total stockholders' equity                                $288,223,301    $274,425,913    $288,223,301    $274,425,913
                                                        ================================================================


Comprehensive Income:
Net income                                                $  6,064,074    $  5,011,326    $  6,714,397    $  5,582,379
Adjustment from foreign currency translation                    (1,087)         50,713          (4,317)            (12)
                                                        ----------------------------------------------------------------
Comprehensive income                                      $  6,062,987    $  5,062,039    $  6,710,080    $  5,582,367
                                                        ================================================================

See accompanying notes.

                       Blair Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                  (Unaudited)
                                                                Six Months Ended
                                                                     June 30
                                                              2005            2004
                                                        --------------------------------

Operating activities
Net income                                                 $ 6,714,397     $ 5,582,379
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                             4,115,243       4,379,150
    Amortization                                               163,671         168,335
    Gain on disposal of assets                                (206,775)            -0-
    Provision for doubtful accounts                          6,906,965      13,591,295
    Provision for deferred income taxes                     (1,639,000)     (3,422,000)
    Tax benefit on exercise of non-qualified
      stock options                                             50,000         202,000
    Compensation expense (net of forfeitures)
      for stock awards                                         979,651         539,742
    Changes in operating assets and liabilities
      providing (using) cash:
        Customer accounts receivable                         6,632,930      (5,220,099)
        Inventories                                         16,523,086       9,464,560
        Prepaid expenses and other assets                     (712,488)       (422,204)
        Trade accounts payable                              (4,240,977)     (8,375,476)
        Advance payments from customers                        327,032        (150,867)
        Accrued expenses and other long term liability         452,537      (4,310,728)
        Accrued federal and state taxes                        575,504         849,833
                                                        --------------------------------
Net cash provided by operating activities                   36,641,776      12,875,920


Investing activities
Purchases of property, plant and equipment                  (3,379,713)     (2,254,530)
Proceeds from sale of assets                                   506,349             -0-
                                                        --------------------------------
Net cash used in investing activities                       (2,873,364)     (2,254,530)


Financing activities
Principal repayments on capital lease obligations              (79,088)       (158,642)
Dividends paid                                              (2,392,529)     (2,349,881)
Exercise of non-qualified stock options                        215,335       1,606,265
Repayments of notes receivable from stock plans                 93,490          44,310
                                                        --------------------------------
Net cash used in financing activities                       (2,162,792)       (857,948)


Effect of exchange rate changes on cash                         (4,128)         (1,396)
                                                        --------------------------------
Net increase in cash                                        31,601,492       9,762,046
Cash and cash equivalents at beginning of period            50,559,995      36,380,049
                                                        --------------------------------
Cash and cash equivalents at end of period                 $82,161,487     $46,142,095
                                                        ================================

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Blair Corporation and its wholly-owned subsidiaries ("the Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. All adjustments that were considered necessary for a fair presentation have been included. These adjustments were of a normal recurring nature. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

On January 25, 2005, the Company decided to phase out its Allegheny Trail wholesale business. This process was substantially completed by April 30, 2005. The Company's intention is to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The decision to focus on core operations is based in part on the historical success of the Blair brand and an extensive consumer and brand strategy study undertaken by the company as part of its efforts to enhance profitability and shareholder value. The Company has evaluated the impact of phasing out the Allegheny Trail business on all assets associated with this operation. All appropriate reserves have been recorded. This decision did not have a significant negative effect on 2004 profitability, and is not expected to negatively impact 2005 performance.

On August 20, 2003 the Company commenced operations of a new wholly-owned subsidiary, JLB Service Bank. The establishment of JLB Service Bank enables the Company to manage its credit portfolio in a more cost-effective and efficient manner. The bank's products involve the extension of credit on an unsecured basis to individuals who are customers of Blair Corporation to facilitate their purchases of Blair's merchandise. As of June 30, 2005, JLB Service Bank's total assets represented 1.38% of the total consolidated assets of the Company, compared to 1.59% at June 30, 2004. Gross revenue of JLB Service Bank was .83% and .85% of the Company's consolidated gross revenue for the three months and six months ended June 30, 2005, compared to .96% and .97% of the Company's consolidated gross revenue for the three months and six months ended June 30, 2004.

On April 27, 2005, the Company announced that the Company, Blair Factoring Company, Blair Credit Services Corporation and JLB Service Bank, each a wholly-owned subsidiary of the Company, entered into a Purchase, Sale and Servicing Transfer Agreement (the "Purchase Agreement") with World Financial Capital Bank ("World Financial"), a wholly-owned subsidiary of Alliance Data Systems Corporation. Pursuant to the Purchase Agreement, the Company's credit portfolio will be sold at par plus a premium. Additionally, on April 27, 2005, the Company and World Financial entered into an agreement to form a long-term marketing and servicing alliance under a Private Label Credit Card Program Agreement (the "Program Agreement") having an initial term of ten (10) years. The transaction has been approved by both parties and is expected to close by the end of the fourth quarter of fiscal 2005, subject to regulatory review and approval and customary closing conditions. The accounting treatment for this transaction will result in a significant gain on the sale.

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

Finance charges on time payment accounts are recognized on an accrual basis of accounting. The decrease in finance charges compared to the second quarter of 2004 and the six months ended June 30, 2004 (see NOTE X - OTHER REVENUE) primarily resulted from reduced finance charge revenues associated with the previously announced discontinuance of the Crossing Pointe catalog title and lower credit sales.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

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

General and Administrative Expenses

Occupancy and warehousing costs consist of compensation, employee benefit expenses and related building costs. Examples of building costs include depreciation, repairs and maintenance, utilities, rent, real estate taxes and maintenance contracts. Occupancy and warehousing costs incurred in support of the Company's order fulfillment process were $9,656,534 and $18,674,005 for the three months and six months ended June 30, 2005 compared to $9,118,544 and $18,484,350 for the three months and six months ended June 30, 2004. The Company does not separately track purchasing and related costs which are also included in general and administrative expenses. In addition, the general and administrative costs incurred to support the Company's product development, circulation planning and customer file maintenance efforts are included in general and administrative expenses.

NOTE D - INTEREST (INCOME) EXPENSE, NET

Interest (income) expense, net, consists of the following:

                                                               Three Months Ended               Six Months ended
                                                                     June 30                         June 30
                                                              2005            2004            2005            2004
                                                        ----------------------------------------------------------------

                 Interest expense                            $ 146,952       $  80,818       $ 278,274       $ 166,055
                 Interest income                              (455,713)        (85,898)       (712,264)       (162,135)
                                                        ----------------------------------------------------------------
                 Interest (income) expense, net              $(308,761)      $  (5,080)      $(433,990)      $   3,920
                                                        ================================================================

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

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

NOTE G - RETURNS

A provision for anticipated returns is recorded monthly as a percentage of gross sales based upon historical experience. This provision is charged directly against gross sales to arrive at net sales as reported in the Unaudited Consolidated Statements of Income. Actual returns are charged against the allowance for returns, which is netted against accounts receivable on the balance sheet. The provision for returns charged against income for the three months and six months ended June 30, 2005 amounted to $17,318,185 and $33,229,297, respectively. The provision for returns charged against income for the three months and six months ended June 30, 2004 amounted to $17,851,044 and $38,756,997, respectively. Management believes these provisions are adequate based upon the relevant information presently available. However, changes in facts or circumstances could result in an additional adjustment to the Company's provisions.

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

NOTE I - INVENTORIES

Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year. However, an interim analysis is performed based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, the results of interim estimates are subject to the final year-end LIFO inventory valuation. An adjustment of $300,000 was recorded in the second quarter pursuant to the interim calculation that was performed. If the FIFO method had been used, merchandise inventories would have increased by approximately $3,477,000 at June 30, 2005 and $3,776,000 at December 31, 2004.

The Company has a reserve for slow moving and obsolete inventory amounting to $2,500,000 at June 30, 2005, $3,600,000 at December 31, 2004, and $2,181,000 at
June 30, 2004. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold, based on the levels of merchandise inventory and merchandise purchases. The reduction in the reserve for slow moving inventory as compared to December 31, 2004 is related to actual writedowns associated with the Company's decisions to discontinue its Crossing Pointe catalog title and the Allegheny Trail wholesale business in 2005, which resulted in writedowns of $1.8 million. These writedowns were primarily provided for in the December 31, 2004 obsolescence reserve. The closing of the Starbrick Outlet Store in January 2004 resulted in $2.4 million of writedowns in the first quarter of 2004. These writedowns primarily were provided for in the December 31, 2003 obsolescence reserve.

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

NOTE J - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated on the basis of cost. Depreciation has been provided principally by the straight-line method using rates which are estimated to be sufficient to depreciate the cost of the assets over their period of usefulness. Amortization of assets recorded under capital lease obligations is included with depreciation expense. Estimated useful lives of property, plant and equipment range from 3 to 39.5 years. Maintenance and repairs are charged to expense as incurred.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

NOTE K - TRADEMARK

Trademark, net of accumulated amortization of $703,850 at June 30, 2005 and $631,607 at June 30, 2004, is stated on the basis of cost. The Company has one trademark which is being amortized by the straight-line method for a period of 15 years. Amortization expense amounted to $18,061 and $36,122 for the three months and six months ended June 30, 2005 and 2004.

NOTE L - ASSET IMPAIRMENT

The Company analyzes its long-lived and intangible assets for events and circumstances that might indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. There are no indications of impairment present at June 30, 2005.

NOTE M - EMPLOYEE BENEFITS

The Company's employee benefits include a profit sharing and retirement feature available to all eligible employees. Contributions are dependent on net income of the Company and recognized on an accrual basis of accounting. The contributions to the plan charged against income for the three months and six months ended June 30, 2005 amounted to $631,313 and $711,953, and for the three months and six months ended June 30, 2004 amounted to $511,340 and $570,237, respectively. As part of the same benefit plan, the Company has a contributory savings feature whereby all eligible employees may contribute up to 25% of their annual base salaries. The Company's matching contribution to the plan is based upon a percentage formula as set forth in the plan agreement. The Company's matching contributions to the plan charged against income for the three months and six months ended June 30, 2005 amounted to $513,014 and $1,008,986, and for the three months and six months ended June 30, 2004 amounted to $512,461 and $858,379, respectively.

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

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

NOTE O - NEW ACCOUNTING PRONOUNCEMENTS - Continued

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note P to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions for the three months and six months ended June 30, 2005 amounted to $20,000 and $50,000, and for the three months and six months ended June 30, 2004 amounted to $165,000 and $202,000, respectively.

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

Stock activity in the second quarter of 2005 and 2004 generally includes transactions pertaining to stock awarded to non-employee directors as well as stock awarded and forfeited via the Company's Omnibus Stock and Employee Stock Purchase Plans. Activity is accounted for by comparing the market value of the awards, as required by the Plans, to the cost of the treasury shares used for these transactions. The difference is recorded as additional paid-in capital.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

NOTE P - STOCK COMPENSATION - Continued

The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                                    Pro Forma                       Pro Forma
                                                               Three Months Ended               Six Months Ended
                                                                     June 30                         June 30
                                                        ----------------------------------------------------------------
                                                              2005            2004            2005            2004
                                                        ----------------------------------------------------------------

Net income as reported                                      $6,064,074      $5,011,326      $6,714,397      $5,582,379

Add: Total stock-based employee compensation
expense recorded for all awards, net of related
tax effects                                                    527,486         173,488         930,884         325,322
Deduct: Total stock-based employee
compensation expense determined under fair
value method for all awards, net of related tax
effects                                                        633,995         355,227       1,204,566         718,276
                                                        ----------------------------------------------------------------
Pro forma net income                                        $5,957,565      $4,829,587      $6,440,715      $5,189,425
                                                        ================================================================

Earnings per share:

      Basic - as reported                                        $0.74           $0.62           $0.82           $0.69
                                                        ================================================================
      Basic - pro forma                                          $0.73           $0.60           $0.79           $0.64
                                                        ================================================================
      Diluted - as reported                                      $0.73           $0.61           $0.81           $0.69
                                                        ================================================================
      Diluted - pro forma                                        $0.72           $0.60           $0.77           $0.64
                                                        ================================================================


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
Weighted-average expected life                                7 years         7 years         7 years
Per share fair value                                        $10.63           $8.83           $7.40



NOTE Q - RECLASSIFICATIONS

Certain amounts in the prior year Consolidated Statement of Income have been reclassified to conform with the current year presentation.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

NOTE R - CONTINGENCIES

The Company is involved in certain items of litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome will not have a material effect on the Company's financial condition or results of operations.

NOTE S - FINANCING ARRANGEMENTS

The Company maintains two facilities that as of June 30, 2005 collectively provide $110 million of credit. As of June 30, 2005 the Company was in compliance with all debt covenants.

The syndicated revolving facility (the "Credit Agreement") was originally signed on December 20, 2001 and has been amended five times, most recently on March 30, 2005. The amended Credit Agreement provides a commitment of $40 million and is secured by inventory and certain other assets of the Company and its subsidiaries. The Company is required to meet certain covenants that relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio and complying with certain indebtedness restrictions. At June 30, 2005, the Company had no borrowings (loans) outstanding on this credit facility and had letters of credit totaling $18.1 million outstanding, which reduces the amount of borrowings available under the Credit Agreement. Outstanding letters of credit totaled $16.1 million at December 31, 2004, and $24.7 million at June 30, 2004. Letters of credit are comprised mainly of two categories. One such category is comprised of commercial letters of credit used for the purpose of purchasing goods from non-U.S. suppliers. The other category is comprised of performance guarantees for a consolidated subsidiary and insurance bonding purposes. All letters of credit have a term of one year or less. The amended facility is scheduled to expire on September 1, 2007.

The Company also maintains a securitization of up to $100 million in accounts receivable. As of June 30, 2005, $70 million has been committed by lenders and is available to the Company. The Company sells all right, title and interest in and to certain of its accounts receivable to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate, bankruptcy remote, special purpose entity that entered into a Receivables Purchase Agreement (the "RPA") with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all of the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the RPA are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. At June 30, 2005, December 31, 2004 and June 30, 2004, $15 million had been borrowed under the securitization and is reflected on the balance sheet as short-term notes payable. $15 million is the minimum amount required to be outstanding under the Receivables Purchase Agreement. Accordingly, at June 30, 2005, December 31, 2004 and June 30, 2004, $15 million of the $70 million commitment had been utilized under the terms of the facility, resulting in a remaining unused commitment of $55 million. For the six months ended June 30, 2005 and June 30, 2004, the weighted average interest rate was 4.01% and 1.91%, respectively. The interest rate increases are due to the facilities' varying interest rates that fluctuate based on certain LIBOR indices, which tend to follow the recent increase in Federal Reserve rates. Interest paid for the three months and six months ending June 30, 2005 was approximately $146,000 and $275,000, and for the three months and six months ending June 30, 2004 were approximately $71,000 and $146,000, respectively.

The securitization has a scheduled termination date of April 7, 2006. On July 18, 2005, the Company announced the execution of an amendment to the RPA and execution of an Amended Credit Agreement (the "Amended Credit Agreement"), which together provide the Company up to $200 million in financing. The funds made available to the Company pursuant to these agreements will be used to fund, in part, the Company's self-tender offer, which was commenced on July 20, 2005, and for general corporate purposes.

The amendment to the RPA is dated as of July 15, 2005. The amended RPA increases the purchase limit from $70 million to $100 million. The facility has a commitment fee rate of 0.50% and a program fee rate of 1.0%, which converts to a 2.0% fee on the earlier of March 31, 2006 or the date upon which the Purchase Agreement is terminated, should the parties fail to close the Purchase Agreement.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

NOTE S - FINANCING ARRANGEMENTS - Continued

The Amended Credit Agreement dated as of July 15, 2005 is by, between and amongst Blair, and PNC Capital Markets, Inc. as lead arranger and PNC Bank, N.A. and three other lending institutions. The Amended Credit Agreement provides for $100 million in first and second lien credit facilities consisting of a senior secured first lien revolving credit facility not to exceed $75 million, which matures in five years, and a $25 million senior secured second lien term loan that matures on the earlier of (x) the date of the close of the sale of Blair's receivables and credit receivables pursuant to the Purchase Agreement; or (y) in quarterly payments commencing on July 1, 2006 and terminating on July 1, 2010.

Upon the occurrence of an Event of Default (as such term is defined in the Amended Credit Agreement), PNC and/or the other lending institutions may declare a default of the Amended Credit Agreement and accelerate the loan pursuant to the terms of the Amended Credit Agreement. The collateral for the revolving credit facility consists of all of Blair's and its subsidiaries assets, including, but not limited to, inventory, equipment, furniture, general intangibles, intellectual property, fixtures, certain real property and improvements, the common stock of Blair's domestic subsidiaries (excluding JLB Service Bank), as well as a negative and double negative pledge on the assets of Blair's direct and indirect foreign subsidiaries. The collateral for the term loan consists of a lien subordinate to the revolving credit facility on all the aforementioned assets. At Blair's option, any loan under the revolving credit facility or term loan shall bear interest at the Euro-Rate (calculated with reference to a LIBOR-based formula in accordance with the Amended Credit Agreement) or a Base Rate (as that term is defined in the Amended Credit Agreement), plus a margin, such margin to be calculated in accordance with a performance based pricing grid in the case of the revolving credit facility and a locked fixed spread in the case of the term loan. Blair is also required to pay a commitment fee, a letter of credit fee and reasonable out-of-pocket expenses pursuant to the Amended Credit Agreement.

As of April 26, 2005, Blair entered into the Purchase Agreement to sell its credit portfolio to World Financial. The sale of the credit portfolio is expected to close prior to the end of the fourth quarter of fiscal 2005, subject to regulatory review and approval and customary closing conditions. Proceeds from the sale are to be used first to repay and terminate Blair's outstanding RPA, second to pay any amounts outstanding and extinguish the commitment under the term loan, and any remaining proceeds will be used to reduce the amount, if any, outstanding under the revolving credit facility.

NOTE T - ACCRUED EXPENSES

Accrued expenses consist of:

                                                             June 30       December 31
                                                              2005            2004
                                                        --------------------------------

   Employee compensation                                   $ 9,540,882     $ 9,904,200
   Contribution to profit sharing and
        retirement plan                                        712,825       1,525,158
   Health insurance                                            815,667         809,297
   Voluntary Separation Program                                313,987         494,790
   Taxes, other than taxes on income                         1,124,595         325,335
   Other accrued items                                       2,704,543       2,347,851
                                                        --------------------------------
                                                           $15,212,499     $15,406,631
                                                        ================================

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

NOTE U - LEASES

Capital Leases

The Company leases certain data processing and telephone equipment under agreements that expire in various years through 2008. The following is a schedule by year of future minimum capital lease payments required under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2005:


  2005                                                        $ 10,779
  2006                                                          21,568
  2007                                                          12,280
  2008                                                           5,211
                                                           --------------
                                                                49,838
  Less amount representing interest                             (5,402)
                                                           --------------
  Present value of minimum lease payments                       44,436
  Less current portion                                         (18,325)
                                                           --------------
  Long-term portion of capital lease obligation               $ 26,111
                                                           ==============

The Company entered into capital lease obligations amounting to $27,843 and $29,224 in the second quarter of 2005 and 2004, respectively.

Operating Leases

The Company leases certain data processing, office and telephone equipment under agreements that expire in various years through 2009. The Company has also entered into several lease agreements for buildings, expiring in various years through 2012. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2005:


  2005                                                     $ 1,588,619
  2006                                                       2,707,206
  2007                                                       1,875,077
  2008                                                       1,232,368
  2009                                                       1,069,595
  Thereafter                                                 1,549,180
                                                          --------------
                                                           $10,022,045
                                                          ==============

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

NOTE V - STOCKHOLDERS' EQUITY

Earnings Per Share and Weighted Average Shares Outstanding

The following table sets forth the computations of basic and diluted earnings per share as required by Statement of Financial Accounting Standards No. 128:

                                                               Three Months Ended               Six Months Ended
                                                                     June 30                         June 30
                                                              2005            2004            2005            2004
                                                        ----------------------------------------------------------------

Numerator:
  Net income                                                $6,064,074      $5,011,326      $6,714,397      $5,582,379
Denominator:
  Weighted average shares outstanding                        8,249,928       8,162,820       8,242,414       8,142,365
  Contingently issueable shares -
    Omnibus Stock Purchase Plan                                (57,986)        (70,786)        (57,986)        (70,786)
                                                        ----------------------------------------------------------------
Denominator for basic earnings per share                     8,191,942       8,092,034       8,184,428       8,071,579
  Effect of dilutive securities:
   Employee stock options                                      132,983          74,906         133,239          67,982
                                                        ----------------------------------------------------------------
Denominator for diluted earnings per share                   8,324,925       8,166,940       8,317,667       8,139,561
                                                        ================================================================
Basic earnings per share                                         $0.74           $0.62           $0.82           $0.69
                                                        ================================================================
Diluted earnings per share                                       $0.73           $0.61           $0.81           $0.69
                                                        ================================================================



Dividends Declared
            2-13-04   $ 0.15  per share        1-18-05   $ 0.15   per share
            4-29-04     0.15                   4-21-05     0.15
            7-20-04     0.15                   7-19-05     0.15
           10-19-04     0.15

Blair Corporation has declared a dividend for 287 consecutive quarters.

For the three months and six months ended June 30, 2005, the Company declared dividends of $1,237,624 and $2,474,048 of which $1,197,536 and $2,392,529 were paid directly to shareholders and charged to retained earnings. For the three months and six months ended June 30, 2004, the Company declared dividends of $1,224,789 and $2,444,284 of which $1,177,944 and $2,349,881 were paid directly to shareholders and charged to retained earnings. The remaining dividends declared for the three months and six months ended June 30, 2005 of $40,088 and $81,519, and the three months and six months ended June 30, 2004 of $46,845 and $94,403, were associated with the shares of stock held by the Company according to the provisions of the restricted stock awards. These remaining dividends were applied against the receivable from stock plans and were charged to compensation in the financial statements.

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

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

NOTE W - INCOME TAXES - Continued

The components of income tax expense (benefits) are as follows:

                                                               Three Months Ended               Six Months Ended
                                                                     June 30                         June 30
                                                              2005            2004            2005            2004
                                                        ----------------------------------------------------------------

Currently payable:
   Federal                                                 $ 4,715,000     $ 4,160,000     $ 4,603,000     $ 5,942,000
   Foreign                                                      57,000          12,000          74,000          42,000
   State                                                       732,000         660,000         909,000         863,000
                                                        ----------------------------------------------------------------
                                                             5,504,000       4,832,000       5,586,000       6,847,000
Deferred                                                    (1,929,000)     (1,756,000)     (1,639,000)     (3,422,000)
                                                        ----------------------------------------------------------------
                                                           $ 3,575,000     $ 3,076,000     $ 3,947,000     $ 3,425,000
                                                        ================================================================



The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:

                                                               Three Months Ended               Six Months Ended
                                                                     June 30                         June 30
                                                              2005            2004            2005            2004
                                                        ----------------------------------------------------------------

Statutory rate applied to pretax income                     $3,373,657      $2,830,564      $3,731,470      $3,152,583
State income taxes, net of Federal tax benefit                 215,800         235,300         209,300         226,200
Other items                                                    (14,457)         10,136           6,230          46,217
                                                        ----------------------------------------------------------------
                                                            $3,575,000      $3,076,000      $3,947,000      $3,425,000
                                                        ================================================================


The Company has approximately $1.3 million of a Pennsylvania net operating loss carry forward that can be used to offset future Pennsylvania Taxable Income. A deferred tax asset has been established based on the $1.3 million net operating loss available to be carried forward. The deferred tax asset is offset by a valuation allowance because it is uncertain as to whether the Company will generate sufficient income in the State of Pennsylvania in the future to absorb the net operating losses before they expire in 2011.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

NOTE W - INCOME TAXES - Continued

Components of the deferred tax assets and liabilities under the liability method as of June 30, 2005 and December 31, 2004 are as follows:

                                                             June 30,      December 31,
                                                               2005            2004
                                                        --------------------------------

 Current deferred tax assets:
  Doubtful accounts                                        $ 9,241,000     $11,737,000
  Returns allowance                                          1,746,000       1,922,000
  Inventory obsolescence                                       954,000       1,374,000
  State net operating loss                                      41,000          72,000
  Vacation pay                                               1,491,000       1,466,000
  Group insurance                                              509,000         431,000
  Other items                                                1,110,000         946,000
                                                        --------------------------------
  Gross current deferred tax assets                         15,092,000      17,948,000
  State valuation allowance                                    (43,000)       (121,000)
                                                        --------------------------------
                                                            15,049,000      17,827,000

Current deferred tax liabilities:
 Advertising costs                                         $ 2,541,000     $ 6,152,000
 Inventory costs                                               776,000         776,000
 Other items                                                       -0-         242,000
                                                        --------------------------------
 Gross current deferred tax liabilities                      3,317,000       7,170,000
                                                        --------------------------------
Net current deferred tax asset                             $11,732,000     $10,657,000
                                                        ================================

  Long term deferred tax liability:
  Property, plant and equipment                            $ 2,104,000     $ 2,668,000
                                                        ================================


NOTE X - OTHER REVENUE

Other revenue consists of:

                                                               Three Months Ended               Six Months Ended
                                                                     June 30                         June 30
                                                              2005            2004            2005            2004
                                                        ----------------------------------------------------------------

Finance charges on time payment accounts                   $ 9,484,493     $10,420,614     $19,494,454     $21,132,902
Commissions earned                                             237,004         332,568         403,625       1,136,421
Other items                                                  1,139,085         553,550       1,678,075       1,110,240
                                                        ----------------------------------------------------------------
                                                           $10,860,582     $11,306,732     $21,576,154     $23,379,563
                                                        ================================================================


The decrease in finance charges compared to the second quarter of 2004 primarily resulted from reduced finance charge revenues associated with the previously announced discontinuance of the Crossing Pointe catalog title and lower credit sales.

Commissions earned pertain to the Company's continuity program. An arrangement exists under which a third party sells jewelry to the Company's customers and all related significant activities are conducted by, and are the responsibility of, the third party. The Company receives payments from the customer and makes remittances, net of commissions to the third party. The Company bears the credit risk and recognizes a credit loss when the customer does not honor its payment obligation. The decrease in commissions earned is related to a decline in customer response to the continuity program in the first six months of 2005 compared to the first six months of 2004.

Other items are comprised of items such as customer list rentals, dishonored check service charges and package insert income.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

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

On January 25, 2005, the Company decided to phase out its Allegheny Trail wholesale business. This process was substantially completed by April 30, 2005. This decision is consistent with the Company's intention to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The Company has evaluated the impact of phasing out the Allegheny Trail business on all assets associated with this operation. All appropriate reserves have been recorded. This decision did not have a significant negative effect on 2004 profitability, and is not expected to negatively impact 2005 performance.

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

The following table illustrates the percent of net sales that each product line represents:

                    Six Months                    Six Months
                      Ended                         Ended
                     6/30/05      Percent of       6/30/04      Percent of
                    Net Sales      Total Net      Net Sales      Total Net
 Product Line     (in millions)      Sales      (in millions)      Sales
--------------------------------------------------------------------------

Womenswear            $146.5          64.1%         $162.3         63.5%
Menswear                43.9          19.2%           44.6         17.4%
Home                    34.8          15.2%           33.6         13.2%
Crossing Pointe           .3           0.2%           13.1          5.1%
Stores                   1.3           0.6%            1.4          0.6%
Allegheny Trail          1.6           0.7%             .6          0.2%
                 --------------------------------------------------------
Total                 $228.4         100.0%         $255.6        100.0%
                 ========================================================


NOTE Z - LONG-LIVED ASSETS PREVIOUSLY CLASSIFIED AS HELD FOR SALE

In January 2003, the Company made the decision to close its liquidation outlet store located in Erie, Pennsylvania. This closure was effective at the close of business on March 28, 2003. While the Company continues to hold the assets for sale, the sales process has taken longer than anticipated and the assets are no longer being classified as Held for Sale in accordance with SFAS No. 144. The building was not depreciated while classified as Held for Sale. A catch up journal entry was recorded for depreciation expense when the building was moved back to property, plant and equipment in the third quarter of 2004. The $1.3 million carrying value of the asset, after considering a $300,773 impairment charge taken in 2003 to reduce the value of the asset to its fair value less costs to sell, is deemed to be stated fairly at June 30, 2005.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

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

In the first quarter of 2001, the Company accrued and charged to expense $2.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The $2.5 million charge represents severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of the end of the second quarter of 2005, $2.2 million of the $2.5 million has been paid.

The following table summarizes the charges to income and related accruals as of June 30, 2005, December 31, 2004 and December 31, 2003 pertaining to the voluntary separation programs described above.

                               Blair Mailing Center     Starbrick Outlet Store
                             ---------------------------------------------------

Accrual at December 31, 2003               $767,000                  $       -
Expense                                           -                     67,000
Payments                                    267,000                     67,000
                             ---------------------------------------------------
Accrual at December 31, 2004                500,000                          -
Expense                                           -                          -
Payments                                    100,000                          -
                             ---------------------------------------------------
Accrual at March 31, 2005                  $400,000                  $       -
Expense                                           -                          -
Payments                                    100,000                          -
                             ---------------------------------------------------
Accrual at June 30, 2005                   $300,000                  $       -
                             ===================================================

NOTE AB- SUBSEQUENT EVENT

On July 20, 2005, the Company commenced a self-tender offer at $42.00 per share, for the purchase of approximately 4.4 million shares of its outstanding common stock, or approximately 53% at an aggregate price of approximately $185 million. The tender offer will remain open until August 16, 2005, unless it is extended. In part, the Company is financing the self-tender offer with cash on hand supplemented by borrowings on the RPA and Amended Credit Agreement. See Footnote S - FINANCING ARRANGEMENTS.

As a result of the Company's decision to repurchase stock acquired by an employee under its stock option award program, it will incur compensation expense. The amount of expense is not presently determinable. It will be based on the number of shares tendered in the self-tender offer multiplied by the difference between the option exercise price and the $42.00 tender offer price. The option exercise price of shares eligible to be tendered ranges from $17.10 to $23.60. At December 31, 2004, the weighted average exercise price was $20.58. For additional information regarding stock options outstanding and related option prices, refer to Footnote 5, Stockholders' Equity in the 2004 Blair Corporation Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

Results of Operations

Comparison of Second Quarter 2005 and Second Quarter 2004

Net income for the three months ended June 30, 2005 was $6.1 million or $.74 per basic share and $.73 per diluted share, compared to net income of $5.0 million or $.62 per basic share and $.61 per diluted share, for the three months ended June 30, 2004. Results for the second quarter of 2005 reflect the discontinuance of the Crossing Pointe catalog title and a continuing refocus on the Company's core business opportunities and profitability.

Net sales for the second quarter of 2005 totaled $120.8 million and were 4.9% lower ($6.2 million) than net sales for the second quarter of 2004. This net sales reduction and the advertising efficiency metrics that follow primarily reflect the Company's strategic decision to discontinue the Crossing Pointe catalog title, which was completed in March 2005. The number of advertising mailings and incoming orders decreased in the second quarter of 2005 as compared to the second quarter of 2004. Gross sales revenue generated per advertising dollar increased almost 8% in the second quarter of 2005 compared to the second quarter of 2004. The total number of orders shipped decreased 5.6% and the average order size increased 1.3% in the second quarter of 2005 as compared to the second quarter of 2004.

Other revenue decreased 4.0% from $11.3 million to $10.9 million in the second quarter of 2005 versus the second quarter of 2004 primarily due to decreases in finance charge revenues and commissions earned. Decreased finance charges resulted from the previously announced discontinuance of the Crossing Pointe catalog title and lower credit sales. The decrease in commissions earned is related to a decline in customer response to the Continuity Program in the second quarter of 2005 compared to the second quarter of 2004.

Cost of goods sold decreased $3.2 million (5.5%) to $54.7 million in the second quarter of 2005 as compared to the second quarter of 2004. Cost of goods sold as a percentage of net sales for the second quarter of 2005 was 45.3% compared to 45.6% for the second quarter of 2004. The improved percentage reflects continued success in lowering overall liquidation costs and negotiation of lower merchandise cost from vendors.

Advertising expenses in the second quarter of 2005 decreased $3.7 million (11.1%) to $29.8 million from the second quarter of 2004. The Company's more targeted mailings led to strategic decreases in catalog and letter mailings. The catalog reduction includes the reduction in Crossing Pointe mailings as a result of the Company's decision to discontinue circulation of its five-year-old Crossing Pointe catalog title, which was completed as of March 31, 2005.

The total number of catalog mailings released in the second quarter of 2005 was 537,339 or 1.07% less than in the second quarter of 2004. The total number of prospect catalog mailings decreased 2.4 million or 17.2% in the second quarter of 2005 as compared to the second quarter of 2004. The reduction in prospect circulation is primarily attributable to the discontinuance of the Crossing Pointe catalog title in the first quarter of 2005.

The total number of letter mailings released in the second quarter of 2005 decreased by 14.2% (1.3 million) as compared to the second quarter of 2004. The decrease in letter mailings primarily pertains to the mailing release schedule for the first six months of the year. In 2005, letter mailings were accelerated in support of the Company's customer contact strategy.

Total circulation of the co-op and media advertising programs increased 180% (113.9 million pieces) in the second quarter of 2005 as compared to the second quarter of 2004. The pace of media advertising was increased in the second quarter of 2005 in support of a more aggressive prospecting strategy.

The Company maintains two e-commerce sites, www.blair.com and www.irvinepark.com. In the second quarter of 2005, the Company generated $24.1 million in e-commerce gross sales demand as compared to $23.7 million in the second quarter of 2004, a 1.7% increase. The year-over-year increase was mitigated by the discontinuance of the Crossing Pointe catalog title and related e-commerce site, which resulted in significantly lower Crossing Pointe e-commerce gross sales demand in the second quarter of 2005. Crossing Pointe e-commerce gross sales were $0 in the second quarter of 2005 compared to $2 million in the second quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

Results of Operations - Continued

Comparison of Second Quarter 2005 and Second Quarter 2004 - Continued

General and administrative expense increased 5.4% ($1.8 million) in the second quarter of 2005 as compared to the second quarter of 2004. As a percent of net sales, general and administrative expenses were 28.5% for the quarter ended June 30, 2005 compared to 25.8% for the quarter ended June 30, 2004. Reduced variable employee costs associated with lower sales volume were more than offset by increased employee costs and professional fees. Increased employee costs resulted from annual merit increases, benefits related to improved earnings and unfavorable health and workers compensation claims experience. Increased professional fees pertained to costs associated with organizational restructuring and communication initiatives.

The provision for doubtful accounts decreased $2.6 million from $6.0 million to $3.4 million or 43.6% in the second quarter of 2005 as compared to the second quarter of 2004. The decrease is primarily related to a 15.4% reduction in credit sales in the second quarter of 2005 compared to the second quarter of 2004, implementation of stricter credit requirements, and the discontinuance of the Crossing Pointe catalog title in the first quarter of 2005. These factors contributed to the estimated bad debt rate used in the second quarter of 2005 being 184 basis points lower than the bad debt rate used in the second quarter of 2004.

The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). At June 30, 2005, the delinquency rate of open accounts receivable was 210 basis points lower than at June 30, 2004. The charge-off rate for the second quarter of 2005 was 26 basis points lower than the charge-off rate for the second quarter of 2004.

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

The net of interest (income) and expense improved by $303,681 in the second quarter of 2005 compared to the second quarter of 2004 and resulted in net interest income of $308,761. Interest income increased due to higher average cash balances and increased rates. Interest expense results primarily from the Company's required borrowings under the Receivables Purchase Agreement. Interest rates have been higher in the second quarter of 2005.

Other expense (income), net, is comparable for the second quarter 2005 and 2004.

Income taxes as a percentage of income before income taxes were 37.1% in the second quarter of 2005 and 38.0% in the second quarter of 2004. The federal income tax rate was 35% in both years. The Company's interim effective state income tax rate used for 2005 is based on the overall 2004 annual rate while the 2004 interim rate was based on estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

Results of Operations - Continued

Comparison of Six Month Periods ended June 30, 2005 and June 30, 2004

Net income for the six months ended June 30, 2005 was $6.7 million or $.82 per basic share and $.81 per diluted share, compared to net income of $5.6 million or $.69 per basic and diluted share, for the six months ended June 30, 2004. Results for the first six months of 2005 reflect the discontinuance of the Crossing Pointe catalog title and a continuing refocus on the Company's core business opportunities and profitability.

Net sales for the first six months of 2005 totaled $228.4 million and were 10.7% lower ($27.2 million) than net sales for the first six months of 2004. This net sales reduction and the advertising efficiency metrics that follow reflect the Company's strategic decision to discontinue the Crossing Pointe catalog title, which was completed in March 2005 and to focus on more targeted mailings for greater efficiency and optimized yield. The number of advertising mailings and incoming orders decreased in the first six months of 2005 as compared to the second quarter of 2004. Gross sales revenue generated per advertising dollar increased approximately 3% in the first six months of 2005 compared to the first six months of 2004. The total number of orders shipped decreased 9.6% and the average order size decreased 1.3% in the first six months of 2005 as compared to the first six months of 2004. The provision for returned merchandise as a percentage of gross sales decreased 383 basis points in the first six months of 2005 as compared to the first six months of 2004. Management attributes this favorable change to improved product quality and fit.

Other revenue decreased 7.7% from $23.4 million to $21.6 million in the first six months of 2005 versus the first six months of 2004 primarily due to decreases in finance charge revenues and commissions earned. Decreased finance charges resulted from the previously announced discontinuance of the Crossing Pointe catalog title and lower credit sales. The decrease in commissions earned is related to a decline in customer response to the Continuity Program in the first six months of 2005 compared to the first six months of 2004.

Cost of goods sold decreased $13.6 million (11.2%) to $107.5 million in the first six months of 2005 as compared to the first six months of 2004. Cost of goods sold as a percentage of net sales for the first six months of 2005 was 47.1%, a slight improvement from 47.4% for the first six months of 2004. The percentage improved as increased outbound postage costs were offset by a continued reduction in the cost of merchandise and lower overall liquidation costs.

Advertising expenses in the first six months of 2005 decreased $9.6 million (13.9%) to $59.3 million from the first six months of 2004. The Company's more targeted mailings led to strategic decreases in catalog and letter mailings. The catalog reduction includes the reduction in Crossing Pointe mailings as a result of the Company's decision to discontinue circulation of its five year old Crossing Pointe catalog title, which was completed as of March 31, 2005.

The total number of catalog mailings released in the first six months of 2005 was 11.9 million or 11.2% less than in the first six months of 2004. The total number of prospect catalog mailings decreased 12.5 million or 40.1% in the first six months of 2005 as compared to the first six months of 2004. The reduction in prospect circulation is primarily attributable to the discontinuance of the Crossing Pointe catalog title in the first quarter of 2005.

The total number of letter mailings released in the first six months of 2005 increased by .49% (86,808) as compared to the first six months of 2004. The slight increase in letter mailings was in support of the Company's customer contact strategy.

Total circulation of the co-op and media advertising programs increased 32.7% (116.2 million pieces) in the first six months of 2005 as compared to the first six months of 2004. The pace of media advertising was increased in the second quarter of 2005 in order to take advantage of new scheduling opportunities.

The Company maintains two e-commerce sites, www.blair.com and www.irvinepark.com. In the first six months of 2005, the Company generated $48.7 million in e-commerce gross sales demand as compared to $45.6 million in the first six months of 2004, a 6.7% increase. The year-over-year increase was mitigated by the discontinuance of the Crossing Pointe catalog title and related e-commerce site, which resulted in significantly lower Crossing Pointe e-commerce gross sales demand in the first six months of 2005. Crossing Pointe e-commerce gross sales were $556,000 in the first six months of 2005 compared to $4.3 million in the first six months of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

Results of Operations - Continued

Comparison of Six Month Periods ended June 30, 2005 and June 30, 2004 -
Continued

General and administrative expense decreased .3% ($190,611) in the first six months of 2005 as compared to the first six months of 2004. As a percent of net sales, general and administrative expenses were 29.0% for the six months ended June 30, 2005 compared to 26.01% for the six months ended June 30, 2004. The increase in percentage of net sales is primarily attributable to increased employee benefit costs. Reduced variable employee costs associated with lower sales volume were more than offset by increased employee benefit costs. Increased employee benefit costs resulted from annual merit increases, benefits related to improved earnings and unfavorable health and workers compensation claims experience.

The provision for doubtful accounts decreased $6.7 million from $13.6 million to $6.9 million or 49.2% in the first six months of 2005 as compared to the first six months of 2004. The decrease is primarily related to a 19.3% reduction in credit sales in the first six months of 2005 compared to the first six months of 2004, implementation of stricter credit requirements, reduced prospecting for non-core customers and the discontinuance of the Crossing Pointe catalog title in the first quarter of 2005. Prospect credit offers traditionally result in higher bad debts. These factors contributed to the estimated bad debt rate used in the first six months of 2005 being 227 basis points lower than the bad debt rate used in the first six months of 2004.

The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). At June 30, 2005, the delinquency rate of open accounts receivable was 210 basis points lower than at June 30, 2004. The charge-off rate for the first six months of 2005 was 8 basis points higher than the charge-off rate for the first six months of 2004.

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

The net of interest (income) and expense improved by $437,910 in the first six months of 2005 compared to the first six months of 2004 and resulted in net interest income of $433,990. Interest income increased due to higher average cash balances and increased rates. Interest expense results primarily from the Company's required borrowings under the Receivables Purchase Agreement. Interest rates have been higher in the first six months of 2005.

The net of other expense and (income) improved by $270,472 in the first six months of 2005 compared to the first six months of 2004 and resulted in net other income of $206,853. In connection with the discontinuance of the Crossing Pointe catalog title, on March 30, 2005, the Company sold all open Crossing Pointe credit accounts receivable to a third party at a discount. After comparing the proceeds of the sale to the net carrying value of this asset, the Company realized a gain of approximately $500,000, which was recorded on this financial statement line item.

Income taxes as a percentage of income before income taxes were 37.0% in the first six months of 2005 and 38.0% in the first six months of 2004. The federal income tax rate was 35% in both years. The Company's interim effective state income tax rate used for 2005 is based on the overall 2004 annual rate while the 2004 interim rate was based on estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

Liquidity and Sources of Capital

The Company maintains two facilities that as of June 30, 2005 collectively provide $110 million of credit. The Company was in compliance with all debt covenants as of the report date. On July 15, 2005, the Company amended and restated its credit facilities.

The syndicated revolving facility (the "Credit Agreement") was originally signed on December 20, 2001 and has been amended five times, most recently on March 30, 2005. The amended Credit Agreement provides a commitment of $40 million and is secured by inventory and certain other assets of the Company and its subsidiaries. The Company is required to meet certain covenants that relate to tangible net worth, maintaining a defined leverage ratio and fixed charge coverage ratio and complying with certain indebtedness restrictions. At June 30, 2005, the Company had no borrowings (loans) outstanding on this credit facility and had letters of credit totaling $18.1 million outstanding, which reduces the amount of borrowings available under the Credit Agreement. Outstanding letters of credit totaled $16.1 million at December 31, 2004, and $24.7 million at June 30, 2004. Letters of credit are comprised mainly of two categories. One such category is comprised of commercial letters of credit used for the purpose of purchasing goods from non-U.S. suppliers. The other category is comprised of performance guarantees for a consolidated subsidiary and insurance bonding purposes. All letters of credit have a term of one year or less. The amended facility is scheduled to expire on September 1, 2007.

The Company also maintains a securitization of up to $100 million in accounts receivable. As of June 30, 2005, $70 million has been committed by lenders and is available to the Company. The Company sells all right, title and interest in and to certain of its accounts receivable to Blair Factoring Company, a wholly-owned subsidiary. Blair Factoring Company is a separate, bankruptcy remote, special purpose entity that entered into a Receivables Purchase Agreement (the "RPA") with PNC Bank, National Association, as administrator, and certain conduit purchasers. The Company's consolidated financial statements reflect all of the accounts of Blair Factoring Company, including the receivables and secured borrowings. Transactions entered into under the RPA are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. At June 30, 2005, December 31, 2004 and June 30, 2004, $15 million had been borrowed under the securitization and is reflected on the balance sheet as short-term notes payable. $15 million is the minimum amount required to be outstanding under the Receivables Purchase Agreement. Accordingly, at June 30, 2005, December 31, 2004 and June 30, 2004, $15 million of the $70 million commitment has been utilized under the terms of the facility, resulting in a remaining unused commitment of $55 million. At June 30, 2005 and June 30, 2004, the weighted average interest rate was 4.01% and 1.91%, respectively. Interest paid for the three months and six months ending June 30, 2005 was approximately $146,000 and $275,000, and for the three months and six months ending June 30, 2004 were approximately $71,000 and $146,000, respectively.

The securitization has a scheduled termination date of April 7, 2006. On July 18, 2005 the Company announced the execution of an amendment to the RPA and execution of an Amended and Restated Credit Agreement (the "Amended Credit Agreement"), which together provide the Company up to $200 million in financing. The funds made available to the Company pursuant to these agreements will be used to fund, in part, the Company's self-tender offer, which was commenced on July 20, 2005, and for general corporate purposes.

The amendment to the RPA is dated as of July 15, 2005. The amended receivables purchase facility increases the purchase limit from $70 million to $100 million. The facility has a commitment fee rate of 0.50% and a program fee rate of 1.0%, which converts to a 2.0% fee on the earlier of March 31, 2006 or the date upon which the Purchase, Sale and Transfer Agreement (the "Purchase Agreement") with a wholly-owned subsidiary of Alliance Data Systems ("Alliance"), World Financial Capital Bank ("World Financial") is terminated, should the parties fail to close the Purchase Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

Liquidity and Sources of Capital - Continued

The Amended Credit Agreement dated as of July 15, 2005 is by, between and amongst Blair, and PNC Capital Markets, Inc. as lead arranger and PNC Bank, N.A. and three other lending institutions. The Amended Credit Agreement provides for $100 million in first and second lien credit facilities consisting of a senior secured first lien revolving credit facility not to exceed $75 million, which matures in five years, and a $25 million senior secured second lien term loan that matures on the earlier of (x) the date of the close of the sale of Blair's receivables and credit receivables pursuant to the Purchase Agreement; or (y) in quarterly payments commencing on July 1, 2006 and terminating on July 1, 2010. Upon the occurrence of an Event of Default (as such term is defined in the Amended Credit Agreement), PNC and/or the other lending institutions may declare a default of the Amended Credit Agreement and accelerate the loan pursuant to the terms of the Amended Credit Agreement.

The collateral for the revolving credit facility consists of all of Blair's and its subsidiaries assets, including, but not limited to, inventory, equipment, furniture, general intangibles, intellectual property, fixtures, certain real property and improvements, the common stock of Blair's domestic subsidiaries (excluding JLB Service Bank), as well as a negative and double negative pledge on the assets of Blair's direct and indirect foreign subsidiaries. The collateral for the term loan consists of a lien subordinate to the revolving credit facility on all the aforementioned assets. At Blair's option, any loan under the revolving credit facility or term loan shall bear interest at the Euro-Rate (calculated with reference to a LIBOR-based formula in accordance with the Amended Credit Agreement) or a Base Rate (as that term is defined in the Amended Credit Agreement), plus a margin, such margin to be calculated in accordance with a performance based pricing grid in the case of the revolving credit facility and a locked fixed spread in the case of the term loan. Blair is also required to pay a commitment fee, a letter of credit fee and reasonable out-of-pocket expenses pursuant to the Amended Credit Agreement.

As of April 26, 2005 Blair entered into the Purchase Agreement to sell its credit portfolio to World Financial. The sale of the credit portfolio is expected to close prior to the end of the fourth quarter of fiscal 2005, subject to regulatory review and approval and customary closing conditions. Proceeds from the sale are to be used first to repay and terminate Blair's outstanding receivables purchase facility, second to pay any amounts outstanding and extinguish the commitment under the term loan, and any remaining proceeds will be used to reduce the amount, if any, outstanding under the revolving credit facility.

The Company was in compliance with all debt covenants as of June 30, 2005. The Company believes it has adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

The following table and narrative highlight significant changes in cash and cash equivalents for the six months ended June 30, 2005 and 2004.

                                                                      Six Months Ended
                                                                          June 30
                                                                                             Increase/
                                                            2005            2004            (decrease)
                                                        ------------------------------------------------

Net cash provided by operating activities                $36,641,776     $12,875,920      $23,765,856
Net cash used in investing activities                     (2,873,364)     (2,254,530)        (618,834)
Net cash used in financing activities                     (2,162,792)       (857,948)      (1,304,844)
Effect of exchange rate changes on cash                       (4,128)         (1,396)          (2,732)
                                                        ------------------------------------------------
Net increase in cash and cash equivalents                $31,601,492     $ 9,762,046      $21,839,446
                                                        ================================================

The $31.6 million increase in cash and cash equivalents is primarily due to favorable cash flow from operations. Net cash provided by operating activities was $36.6 million for the six months ended June 30, 2005, a $23.8 million increase compared to the same period in fiscal 2004. This increase is primarily attributable to favorable changes in several components of working capital. The primary factors of improved working capital are favorable changes to accounts receivable ($11.9 million), inventories ($7.1 million), trade accounts payable and accrued expenses ($9.4 million) and deferred income taxes ($1.8 million), offset somewhat by lower provisions for doubtful accounts ($6.7 million).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

Liquidity and Sources of Capital - Continued

Anticipated cash requirements during 2005 are primarily to fund the tender offer, capital expenditures and pay dividends. The Company expects to fund 2005 cash requirements with cash generated from operations, cash on hand and borrowings on the recently amended RPA and Amended Credit Agreement.

On July 20, 2005, the Company commenced a self-tender offer at $42.00 per share, for the purchase of approximately 4.4 million shares of its outstanding common stock, or approximately 53%, at an aggregate price of approximately $185 million. The tender offer will remain open until August 16, 2005, unless it is extended.

Merchandise inventory turnover was 2.46 times at June 30, 2005, 2.61 times at December 31, 2004 and 3.1 times at June 30, 2004. Merchandise inventory as of June 30, 2005 was 9.7% lower than at December 31, 2004 and 9.4% lower than at June 30, 2004. The decrease in merchandise inventories from June 30, 2004 is primarily the result of inventory liquidation efforts associated with the Company's decision to close the Crossing Pointe and Allegheny Trail product lines.

The merchandise inventory levels are net of the Company's reserve for inventory obsolescence. The reserve totaled $2.5 million at June 30, 2005, $3.6 million at December 31, 2004 and $2.2 million at June 30, 2004. The reduction in the reserve for slow moving inventory is related to actual writedowns associated with the Company's decisions to discontinue its Crossing Pointe and the Allegheny Trail product lines, which resulted in one time writedowns of $1.8 million. These writedowns primarily were provided for in the December 31, 2004 obsolescence reserve. Inventory write-offs and write-downs (reductions to below cost) charged against the reserve for obsolescence were $2.2 million in the first six months of 2005 and $4.7 million in the first six months of 2004. The closing of the Starbrick Outlet Store in January 2004, accounts for $2.4 million of the write-downs in the first six months of 2004. These write-downs were primarily provided for in the December 31, 2003 obsolescence reserve. Due to the nonrecurring nature of the write-downs related to the closing of the Starbrick Outlet Store, the obsolescence reserve at June 30, 2005 was significantly less than the reserve at December 31, 2004. Management believes that the amount of the reserve for obsolescence is appropriate. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold based on the levels of merchandise inventory and merchandise purchases.

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

The increase in Allegheny Trail net sales is the result of inventory liquidation efforts associated with the decision to close this product line.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

Liquidity and Sources of Capital - Continued

The following tables illustrate net sales and the percent of net sales and merchandise inventory that each product line represents.


                        6/30/05       Percent of       6/30/04       Percent of
                       Net Sales       Total Net      Net Sales       Total Net
Product Line         (in millions)      Sales       (in millions)       Sales
--------------------------------------------------------------------------------

Womenswear               $146.5          64.1%        $ 162.3            63.5%
Menswear                   43.9          19.2%           44.6            17.4%
Home                       34.8          15.2%           33.6            13.2%
Crossing Pointe              .3           0.2%           13.1             5.1%
Stores                      1.3           0.6%            1.4             0.6%
Allegheny Trail             1.6           0.7%             .6             0.2%
                   -------------------------------------------------------------
Total                    $228.4         100.0%         $255.6           100.0%
                   =============================================================


                        6/30/05                        6/30/04
                 Merchandise Inventory          Merchandise Inventory
Product Line         (in millions)                  (in millions)
--------------------------------------------------------------------------------

Womenswear               $ 37.5                        $ 41.8
Menswear                   13.2                           9.2
Home                       10.3                           9.2
Crossing Pointe             0.0                           4.0
Stores                      0.0                           0.5
Allegheny Trail             0.0                           2.7
                   -------------------------------------------------------------
Total                    $ 61.0                        $ 67.4
                   =============================================================

On April 27, 2005, the Company announced entrance into the Purchase Agreement with World Financial. Pursuant to the Purchase Agreement, the Company's credit portfolio will be sold at par plus a premium. Additionally, on April 27, 2005, the Company and World Financial entered into the Program Agreement having an initial term of ten (10) years. The transaction has been approved by both parties and is expected to close by the end of the fourth quarter of fiscal 2005, subject to regulatory review and approval and customary closing conditions. The accounting treatment for this transaction will result in a significant gain on the sale.

Total consideration received by the Company will be based upon a price equal to the balance of the consumer credit portfolio plus a premium. As of June 30, 2005, the Company's consumer receivables balance was $162.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

Liquidity and Sources of Capital - Continued

In addition, under terms of the Program Agreement, Alliance will provide services including account acquisition and activation, receivables funding, account authorization, statement generation, marketing services, remittance processing and customer service functions.

After closing, the Company anticipates that the annual impact of the transaction to its income before income taxes will be a net reduction in pre-tax income of $2 to $4 million, as financial benefits from the Alliance partnership will partially offset the income historically generated by the credit portfolio prior to divestiture.

The Company currently intends to use the net proceeds from the transaction to pay down the debt incurred to finance the issuer self-tender offer, which commenced on July 20, 2005 and is scheduled to terminate on August 16, 2005, unless it is extended.

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $3.4 million during the first six months of 2005, compared to $2.3 million during the first six months of 2004. Most of the $3.4 million capital expenditures in the first six months of 2005 were attributable to improving the Company's information services capabilities as they support the order fulfillment functions.

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

The Blair Warehouse Outlet building in Erie, Pennsylvania is not currently being used by the Company. The Company is seeking prospective buyers for the Erie facility. However, the sales process has taken longer than anticipated and the assets are no longer being classified as Held for Sale in accordance with SFAS No. 144. The building was not depreciated while classified as held for sale. A catch up journal entry was recorded for depreciation expense when the building was moved back to property, plant and equipment in the third quarter of 2004. Management believes the carrying value of the asset, after considering a $300,773 impairment charge taken in 2003 to reduce the value of the asset to its fair value less costs to sell, is deemed to be stated fairly at June 30, 2005. The facility will continue to be depreciated.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

Contractual Obligations

The Company has contractual obligations consisting of capital leases for data processing and telephone equipment, operating leases for buildings, data processing, office and telephone equipment and a line of credit securitization for general liquidity which requires a minimum borrowing level.

                             Payments Due By Period

                                                      Less than         1 - 3          4 - 5        More than 5
Contractual Obligations                Total            1 year          years          years           years
-----------------------------------------------------------------------------------------------------------------

Capital Lease
   Obligations                    $    49,838        $   10,779      $   39,059      $      -0-        $    -0-
Operating Leases                   10,022,045         1,588,619       5,814,651       2,052,500         566,275
Unconditional Purchase
   Obligations -
   Outstanding Letters
   of Credit                       18,100,000        18,100,000             -0-             -0-             -0-
Line of Credit -
  Securitization                   15,000,000        15,000,000             -0-             -0-             -0-
-----------------------------------------------------------------------------------------------------------------
Total                             $43,171,883       $34,699,398      $5,853,710      $2,052,500        $566,275
=================================================================================================================


The Company has commercial commitments consisting of a revolving credit facility of $40 million and a receivables securitization of $70 million. At June 30, 2005, $15 million of undivided interests in the receivables pool has been utilized as required under the terms of the receivables facility.

                              Amount of Commitment
                              Expiration Per Period

                                   Total Amounts      Less than         1 - 3          4 - 5          After 5
Other Commercial Commitments         Committed          1 year          years          years           years
-----------------------------------------------------------------------------------------------------------------

Line of Credit-Revolving
   effective 9/01/04              $40,000,000       $       -0-     $40,000,000        $    -0-        $    -0-
Line of Credit-Securitization
    effective 4/9/03               70,000,000        70,000,000             -0-             -0-             -0-
                              -----------------------------------------------------------------------------------
Total                            $110,000,000       $70,000,000     $40,000,000        $    -0-        $    -0-
                              ===================================================================================


On July 18, 2005 the Company announced the execution of an amendment to the RPA and execution of the Amended Credit Agreement, which together provide the Company up to $200 million in financing. The funds made available to the Company pursuant to these agreements being used to fund, in part, the Company's self-tender offer as well as for general corporate purposes. (See "Liquidity and Sources of Capital" for details of the Company's credit facilities).

If an event of default should occur, payments and/or maturity of the lines of credit could be accelerated. The Company is not in default and does not expect to be in default of any of the provisions of the credit facilities. (See "Liquidity and Sources of Capital" for details of the Company's credit facilities).

The Company recently declared a quarterly dividend of $.15 per share payable on September 15, 2005. The Company has declared dividends for 287 consecutive quarters. It is the Company's present intention to increase its regular quarterly cash dividend to 30 cents per share. This increase will occur subsequent to the successful completion of the previously announced tender offer for 4.4 million shares of its outstanding common stock and the close of the sale of its credit portfolio to Alliance Data Systems that is currently scheduled for the fourth quarter of 2005. The Company will evaluate its dividend practice on an ongoing basis. (See "Future Considerations").

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

Critical Accounting Policies

Preparation of the Company's financial statements requires the application of a number of accounting policies, which are described in "Note 1, Significant Accounting Policies" in the "Notes to Consolidated Financial Statements" in the Company's 2004 10-K. The critical accounting policies, which if interpreted differently under different conditions or circumstances could result in material changes to the reported results; deal with properly valuing accounts receivable and inventory. Properly valuing accounts receivable and inventory requires establishing proper reserve and allowance levels, specifically the allowances for doubtful accounts and returns and the reserve for inventory obsolescence. The Company's senior financial management and the Company's auditors review the critical accounting policies and estimates with the Audit Committee of the Board of Directors.

The Company's revenue recognition policy is as follows: Sales (cash, Blair Credit, or third party credit card) are recorded when the merchandise is shipped to the customer in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition.

Finance charges on time payment accounts are recognized on an accrual basis of accounting.

The allowance for doubtful accounts and related items, provision for doubtful accounts and Blair Credit, are discussed in "Results of Operations, " "Liquidity and Sources of Capital" and "Future Considerations". A change in the bad debt rate would cause changes in the provision for doubtful accounts and the allowance for doubtful accounts. Based on the Company's 2004 level of credit sales and finance charges, net income would change by approximately $2.3 million, or $.27 per share, from a one percentage point change in the bad debt rate.

The allowance for returns is a deduction from customer accounts receivable. A monthly provision for anticipated returns is recorded as a percentage of gross sales, based upon historical experience. The provision is charged against gross sales to arrive at net sales, and actual returns are charged against the allowance for returns. Returns are generally more predictable as they settle within two-to-three months, but are impacted by season, new products and/or product lines, type of sale (cash, credit card, Blair Credit) and sales mix (prospect/customer). Management believes that the allowance for returns is sufficient to cover the returns that will occur after June 30, 2005 from sales prior to July 1, 2005. A change in the returns rate would cause changes in the provision for returns and the allowance for returns. Based on the Company's 2004 level of sales, net income would change by approximately $1.7 million, or $.21 per share, from a one percentage point change in the returns rate.

The reserve for inventory obsolescence and related items, inventory levels and write-downs, are discussed in "Liquidity and Sources of Capital" and "Future Considerations". Management believes that the reserve for inventory obsolescence is sufficient to cover the write-offs that will occur in future years on merchandise in inventory as of June 30, 2005. A change in the obsolescence rate would cause changes in cost of goods sold and the reserve for inventory obsolescence. Based on the Company's 2004 level of merchandise subject to obsolescence, net income would change by approximately $1.7 million, or $.21 per share, from a one percentage point change in the obsolescence rate.

The Company's advertising expense policy is as follows: Advertising and shipping supply inventories include printed advertising material and related mailing supplies for promotional mailings, which are generally scheduled to occur within two months. These direct-response advertising costs are then expensed over the period of expected future benefit, generally nine weeks.

At June 30, 2005, the Company had total gross deferred tax assets of $15.1 million. These assets relate principally to asset valuation reserves including bad debts, returns and inventory obsolescence. Based on recent historical earnings performance and current projections, management believes that a valuation allowance is not required against these deferred tax assets, except for the valuation allowance against state net operating losses and the Allegheny Trail inventory obsolescence reserve. The state net operating loss valuation allowance was provided due to its uncertainty of realization based upon the state's net operating loss carryforward rules. The Allegheny Trail inventory obsolescence reserve valuation allowance was provided due to the Company's decision to phase out this business by April 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

Impact of Inflation and Changing Prices

Although inflation has moderated in the United States economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. Historically, profit margins have been pressured by postal and paper rate increases. Paper rates increased 7% in the first six months of 2005 and increased 5% in 2004. Postal rates increased on January 10, 1999, on January 7, 2001, on July 1, 2001 and again on September 30, 2002. Based on recent public communications by the United States Postal Service, it is anticipated that postal rates will not increase again until 2006. The Company spent approximately $38.5 million for postage and delivery services in the first six months of 2005 compared to $44.3 million in the first six months of 2004. The reduction in postage and delivery costs is related to the lower sales volume and reduced catalog circulation.

The Company principally uses the LIFO method of accounting for its merchandise inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces distortion in reported income due to increasing costs. However, the Company has been experiencing declining merchandise costs and the LIFO reserve has fallen to $3.5 million at June 30, 2005 compared to $3.8 million at December 31, 2004 and $4.5 million at June 30, 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

Accounting Pronouncements - continued

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note P to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions for the three months and six months ended June 30, 2005 amounted to $20,000 and $50,000, and for the three months and six months ended June 30, 2004 amounted to $165,000 and $202,000, respectively.

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

On January 25, 2005, the Company decided to phase out its Allegheny Trail wholesale business. This process was substantially completed by April 30, 2005. The remaining products will be transferred to other existing product lines. This decision is consistent with the Company's intention to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The Company has evaluated the impact of phasing out the Allegheny Trail business on all assets associated with this operation. All appropriate reserves have been recorded. This decision did not have a negative effect on 2004 profitability and is not expected to negatively impact 2005 performance.

As of April 26, 2005 Blair entered into the Purchase Agreement to sell its credit portfolio to World Financial. The sale of the credit portfolio is expected to close prior to the end of the fourth quarter of fiscal 2005, subject to regulatory review and approval and customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

Future Considerations - Continued

On July 18, 2005 the Company announced the execution of an amendment to the RPA and execution of the Amended Credit Agreement, which together provide the Company up to $200 million in financing. The funds made available to the Company pursuant to these agreements is being used to fund, in part, the Company's self-tender offer as well as for general corporate purposes.

On July 20, 2005, the Company commenced a self-tender offer at $42.00 per share, for the purchase of approximately 4.4 million shares of its outstanding common, or approximately 53%, stock at an aggregate price of approximately $185 million. The tender offer will remain open until August 16, 2005, unless it is extended. In part, the Company is financing the self-tender offer with cash on hand supplemented by borrowings on the recently amended RPA and Amended Credit Agreement.

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

                         ITEM 4. CONTROLS AND PROCEDURES

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

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

                           PART II. OTHER INFORMATION

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

PART II. OTHER INFORMATION

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

         (a) The Company's Annual Meeting of Stockholders was held
             April 21, 2005.

         (b) At the Annual Meeting of Stockholders, all of the Company's directors were elected at said meeting, as follows:


          Steven M. Blair      5,481,658 Votes For,     2,060,609 Votes Withheld

          Robert D. Crowley    5,481,208 Votes For,     2,061,059 Votes Withheld

          Harriet Edelman      6,904,155 Votes For,       638,112 Votes Withheld

          Cynthia A. Fields    6,901,067 Votes For,       641,200 Votes Withheld

          Bryan J. Flanagan    5,399,369 Votes For,     2,142,898 Votes Withheld

          John O. Hanna        6,897,050 Votes For,       645,217 Votes Withheld

          Craig N. Johnson     6,901,222 Votes For,       641,045 Votes Withheld

          Murray K. McComas    5,105,263 Votes For,     2,437,004 Votes Withheld

          Thomas P. McKeever   5,572,153 Votes For,     2,070,114 Votes Withheld

          Ronald L. Ramseyer   6,896,761 Votes For,       645,506 Votes Withheld

          Michael A. Schuler   6,913,879 Votes For,       628,388 Votes Withheld

          John E. Zawacki      5,427,254 Votes For,     2,115,013 Votes Withheld



             As all of the directors of the Company were elected at the Annual Meeting of Stockholders, there are no directors whose term of office as a director continued after the meeting.

         (c) The following other matters were voted upon at the meeting, and the following number of affirmative votes and negative votes were cast with respect to each such matter: The reappointment by the Company's Board of Directors of the firm of Ernst & Young LLP as independent certified public accountants to examine the financial statements and perform the annual audit of the Company for the year ending December 31, 2005 was ratified. This matter received 7,480,067 affirmative votes, 55,131 negative votes and 7,069 votes withheld.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

Item 5.  Other Information

         Not Applicable.


Item 6.  Exhibits

         (a)  Exhibits
             3.1   Restated Certificate of Incorporation (1)
             3.2   Amended and Restated Bylaws of Blair Corporation (2)
             4     Specimen Common Stock Certificate (3)
            10.1   Stock Accumulation and Deferred Compensation Plan for
                     Directors (4)
            10.2   Blair Corporation 2000 Omnibus Stock Plan (5)
            10.3   Blair Credit Agreement (6)
            10.4   Amendment No. 2 to Credit Agreement (7)
            10.5   Amendment No. 3 to Credit Agreement (8)
            10.6   Amendment No. 4 to Credit Agreement (9)
            10.7   Amendment No. 5 to Credit Agreement (10)
            10.8   Change in Control Severance Agreement-Vice Presidents (11)
            10.9   Change in Control Severance Agreement-CEO and Senior
                     Vice Presidents (12)
            10.10  Purchase, Sale and Capital Servicing Transfer Agreement (13)
            10.11  Private Label Credit Program Agreement (14)
            10.12  Amendment Agreement, dated as of July 15, 2005, which amends the Receivables Purchase Agreement (15)
            10.13  Amended and Restated Credit Agreement, dated as of
                     July 15, 2005 (16)
            11     Statement regarding computation of per share earnings (17)
            31.1   CEO Certification pursuant to Section 302
            31.2   CFO Certification pursuant to Section 302
            32.1   CEO Certification pursuant to Section 906
            32.2   CFO Certification pursuant to Section 906

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                  June 30, 2005

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

(10) Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 6, 2005 (SEC File No. 1-878). Certain schedules to the Agreement have been omitted.

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

(15) Incorporated herein by reference to (b) (i) to the Company's Schedule TO filed with the SEC on July 20, 2005 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(16) Incorporated herein by reference to (b) (ii) to the Company's Schedule TO filed with the SEC on July 20, 2005 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(17) Incorporated by reference to Note V of the financial statements included herein.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.








                                                  BLAIR CORPORATION
                                      ------------------------------------------
                                                     (Registrant)











Date:   August 4, 2005             By              JOHN E. ZAWACKI
---------------------------           ------------------------------------------
                                                   JOHN E. ZAWACKI
                                         President and Chief Executive Officer


                                   By              BRYAN J. FLANAGAN
                                      ------------------------------------------
                                                   BRYAN J. FLANAGAN
                                            Senior Vice President and Chief
                                                   Financial Officer


                                   By              MICHAEL R. DELPRINCE
                                      ------------------------------------------
                                                   MICHAEL R. DELPRINCE
                                                        Controller




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



Date: August 4, 2005                                     JOHN E. ZAWACKI
--------------------                             -------------------------------
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



Date: August 4, 2005                                    BRYAN J. FLANAGAN
--------------------                             -------------------------------
                                                        BRYAN J. FLANAGAN
                                                    Senior Vice President and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Zawacki, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date: August 4, 2005                                     JOHN E. ZAWACKI
--------------------                             -------------------------------
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

                                                                    Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan J. Flanagan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date: August 4, 2005                                    BRYAN J. FLANAGAN
--------------------                             -------------------------------
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