Form 10-Q
period 2005-09-30
BLAIR CORP
filed 2005-11-09
CIK 71525

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended
           September 30, 2005                 Commission File Number 1-878
--------------------------------------------------------------------------------




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
YES  X  NO
   -----  -----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act.) YES  X   NO
                                                   -----   -----

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act.) YES      NO  X
                                                   -----   -----

As of November 4, 2005 the registrant had outstanding 3,936,728 shares of its common stock without nominal or par value.

                          PART I. FINANCIAL INFORMATION

                    ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

                       BLAIR CORPORATION AND SUBSIDIARIES

                               September 30, 2005

                       Blair Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                           (Unaudited)
                                                           September 30    December 31
                                                               2005           2004
                                                         -------------------------------

Assets
Current Assets:
  Cash and cash equivalents                                $ 16,898,044   $ 50,559,995
  Customer accounts receivable, less allowances
    for doubtful accounts and returns of
    $29,008,652 in 2005 and $38,924,914 in 2004             129,946,368    148,171,292
  Inventories: (Note I)
    Merchandise                                              74,658,371     67,597,084
    Advertising and shipping supplies                        19,169,769     16,697,349
                                                         -------------------------------
                                                             93,828,140     84,294,433

  Deferred income taxes (Note W)                              6,659,000     10,657,000
  Prepaid and refundable federal and state taxes                306,296            -0-
  Prepaid expenses                                            2,673,884      2,210,181
                                                         -------------------------------
Total current assets                                        250,311,732    295,892,901


Property, plant and equipment:
   Land (Note Z)                                              1,142,144      1,142,144
   Buildings and leasehold improvements (Note Z)             66,820,222     66,803,458
   Equipment                                                 72,470,311     74,793,330
   Construction in progress                                   5,331,039      1,686,408
                                                         -------------------------------
                                                            145,763,716    144,425,340

   Less allowances for depreciation                          96,905,520     95,066,355
                                                         -------------------------------
                                                             48,858,196     49,358,985

Trademark                                                       361,738        415,921
Other long-term assets                                        1,623,833        473,037
                                                         -------------------------------
Total assets                                               $301,155,499   $346,140,844
                                                         ===============================

See accompanying notes.

                       Blair Corporation and Subsidiaries

                                                           (Unaudited)
                                                           September 30    December 31
                                                               2005           2004
                                                         -------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable (Note S)                                   $143,000,000   $ 15,000,000
  Trade accounts payable                                     30,900,098     24,831,335
  Advance payments from customers                             3,171,955      1,854,086
  Accrued expenses (Note T)                                  18,195,397     15,406,631
  Accrued federal and state taxes                                   -0-      3,689,994
  Current portion of capital lease obligations (Note U)          18,144        111,254
                                                         -------------------------------
Total current liabilities                                   195,285,594     60,893,300

Capital lease obligations, less current portion (Note U)         21,294         12,270

Deferred income taxes (Note W)                                1,924,000      2,668,000

Other long term liability                                       814,542            -0-

Stockholders' equity:
  Common stock without par value:
    Authorized 12,000,000 shares
    issued 10,075,440 shares (including shares
    held in treasury) -- stated value                           419,810        419,810
  Additional paid-in capital                                 13,478,759     13,238,311
  Retained earnings                                         311,724,442    306,544,284
  Accumulated other comprehensive loss                          (71,061)      (118,634)
                                                         -------------------------------
                                                            325,551,950    320,083,771
  Less 6,138,712 shares in 2005 and 1,846,542
    shares in 2004 of common stock
    in treasury -- at cost (Note V)                         221,768,448     35,955,582
  Less receivable and deferred compensation
    from stock plans                                            673,433      1,560,915
                                                         -------------------------------
Total stockholders' equity                                  103,110,069    282,567,274
                                                         -------------------------------
Total liabilities and stockholders' equity                 $301,155,499   $346,140,844
                                                         ===============================

See accompanying notes.

                       Blair Corporation and Subsidiaries

                        Consolidated Statements of Income

                                                                   (Unaudited)                   (Unaudited)
                                                               Three Months Ended             Nine Months Ended
                                                                   September 30                  September 30
                                                               2005           2004           2005           2004
                                                         -------------------------------------------------------------

Net sales                                                  $ 98,106,952   $107,074,331   $326,499,410   $362,709,317
Other revenue (Note X)                                       10,237,923     10,291,717     31,814,077     33,671,280
                                                         -------------------------------------------------------------
                                                            108,344,875    117,366,048    358,313,487    396,380,597

Cost and expenses:
  Cost of goods sold (Note C)                                42,634,240     51,152,018    150,113,495    172,194,162
  Advertising                                                25,265,481     25,764,964     84,523,176     94,576,401
  General and administrative (Note C)                        34,352,624     31,232,772    100,656,767     97,727,526
  Provision for doubtful accounts                             3,289,124      4,476,095     10,196,089     18,067,391
  Interest expense (income), net (Note D )                      538,469        (24,098)       104,479        (20,178)
  Other expense (income), net                                    17,453         22,962       (189,400)        86,581
                                                         -------------------------------------------------------------
                                                            106,097,391    112,624,713    345,404,606    382,631,883
                                                         -------------------------------------------------------------
Income before income taxes                                    2,247,484      4,741,335     12,908,881     13,748,714

Income taxes (Note W)                                           832,000      1,800,000      4,779,000      5,225,000
                                                         -------------------------------------------------------------
Net income                                                 $  1,415,484   $  2,941,335   $  8,129,881   $  8,523,714
                                                         =============================================================

Basic earnings per share based on
  weighted average shares outstanding (Note V)                    $0.23          $0.36          $1.09          $1.05
                                                         =============================================================

Diluted earnings per share based on
  weighted average shares outstanding
  and assumed conversions (Note V)                                $0.23          $0.36          $1.07          $1.04
                                                         =============================================================

See accompanying notes.

                       Blair Corporation and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                                                   (Unaudited)                   (Unaudited)
                                                               Three Months Ended             Nine Months Ended
                                                                   September 30                  September 30
                                                               2005           2004           2005           2004
                                                         -------------------------------------------------------------

Common Stock                                              $     419,810  $     419,810  $     419,810  $     419,810

Additional Paid-in Capital:
Balance at beginning of period                               13,194,889     13,488,871     13,238,311     14,134,983
Issuance of 0 shares for the three months ended
  September 30, 2005 and 2004 and 5,550 and 4,050
  shares for the nine months ended September 30, 2005
  and 2004 of common stock to non-employee directors
  (Note V)                                                          -0-            -0-          5,044        (24,358)
Issuance of 3,000 and 0 shares for the three months ended
  September 30, 2005 and 2004 and 17,913 and 0 shares for
  the nine months ended September 30, 2005 and 2004 of
  common stock under Omnibus Stock Plan-Executive
  Officer Stock Awards (Note V)                                  (5,654)           -0-        (26,911)           -0-
Forfeitures of 6,150 and 10,850 shares for the three
  months ended September 30, 2005 and 2004 and 8,100 and
  16,850 shares for the nine months ended September 30,
  2005 and 2004 of common stock under Omnibus Stock and
  Employee Stock Purchase Plans (Note V)                          7,594        (71,223)        (1,506)       (94,746)
Exercise of options for the purchase of 82,565 and 6,560
  shares for the three months ended September 30, 2005 and
  2004 and 92,467 and 90,630 shares for the nine months
  ended September 30, 2005 and 2004 of common stock under
  Omnibus Stock Plan-Non-Qualified Stock Options               (148,070)       (56,766)      (216,179)      (856,997)
Tax benefit on exercise of Non-Qualified Stock Options          430,000         19,000        480,000        221,000
                                                         -------------------------------------------------------------
Balance at end of period                                     13,478,759     13,379,882     13,478,759     13,379,882


Retained Earnings:
Balance at beginning of period                              310,866,152    299,630,497    306,544,284    296,397,999
Net income                                                    1,415,484      2,941,335      8,129,881      8,523,714
Cash dividends (Note V)                                        (557,194)    (1,183,228)    (2,949,723)    (3,533,109)
                                                         -------------------------------------------------------------
Balance at end of period                                    311,724,442    301,388,604    311,724,442    301,388,604


Accumulated Other Comprehensive Loss:
Balance at beginning of period                                 (122,951)       (20,028)      (118,634)       (20,016)
Foreign currency translation                                     51,890         14,031         47,573         14,019
                                                         -------------------------------------------------------------
Balance at end of period                                        (71,061)        (5,997)       (71,061)        (5,997)


Treasury Stock:
Balance at beginning of period                              (35,126,743)   (37,097,422)   (35,955,582)   (39,514,841)
Purchase of 4,400,000 and 0 shares for the three months
  and nine months ended September 30, 2005 and 2004
  of Common Stock for Treasury                             (188,934,078)           -0-   (188,934,078)           -0-
Issuance of 0 shares for the three months ended
  September 30, 2005 and 2004 and 5,550 and 4,050 shares
  for the nine months ended September 30, 2005 and 2004
  of common stock to non-employee directors (Note V)                -0-            -0-        158,868        126,509
Issuance of 3,000 and 0 shares for the three months ended
  September 30, 2005 and 2004 and 17,913 and 0 shares for
  the nine months ended September 30, 2005 and 2004 of
  common stock under Omnibus Stock Plan-Executive
  Officer Stock Awards (Note V)                                  85,875            -0-        512,758            -0-
Forfeitures of 6,150 and 10,850 shares for the three months
  ended September 30, 2005 and 2004 and 8,100 and 16,850
  shares for the nine months ended  September 30, 2005 and
  2004 of common stock under Omnibus Stock and Employee
  Stock Purchase Plans (Note V)                                (156,917)      (162,288)      (197,273)      (277,873)
Exercise of options for the purchase of 82,565 and 6,560
  shares for the three months ended September 30, 2005 and
  2004 and 92,467 and 90,630 shares for the nine months
  ended September 30, 2005 and 2004 of common stock under
  Omnibus Stock Plan-Non-Qualified Stock Options              2,363,415        187,780      2,646,859      2,594,275
                                                         -------------------------------------------------------------
Balance at end of period                                   (221,768,448)   (37,071,930)  (221,768,448)   (37,071,930)

See accompanying notes.

                       Blair Corporation and Subsidiaries

                                                                   (Unaudited)                   (Unaudited)
                                                               Three Months Ended             Nine Months Ended
                                                                   September 30                  September 30
                                                               2005           2004           2005           2004
                                                         -------------------------------------------------------------

Receivable and Deferred Compensation from Stock Plans:
Balance at beginning of year                                 (1,007,856)    (1,995,815)    (1,560,915)    (2,616,826)
Issuance (net of forfeitures) of common stock under
  Omnibus Stock Plan - Restricted Stock Awards and
  Executive Officer Awards: (Note V)
   Receivable                                                    36,226         48,832         48,728         84,350
Amortization of deferred compensation,
  net of forfeitures                                             64,308         63,545        155,443        182,433
Amortization of Executive Officer Stock awards,
  net of vesting and forfeitures                                 81,685        238,093        356,098        565,984
Applications of dividends and cash repayments                   152,204         44,968        327,213        183,682
                                                         -------------------------------------------------------------
Balance at end of period                                       (673,433)    (1,600,377)      (673,433)    (1,600,377)
                                                         -------------------------------------------------------------
Total stockholders' equity                                 $103,110,069   $276,509,992   $103,110,069   $276,509,992
                                                         =============================================================


Comprehensive Income:
Net income                                                 $  1,415,484   $  2,941,335   $  8,129,881   $  8,523,714
Adjustment from foreign currency translation                     51,890         14,031         47,573         14,019
                                                         -------------------------------------------------------------
Comprehensive income                                       $  1,467,374   $  2,955,366   $  8,177,454   $  8,537,733
                                                         =============================================================

See accompanying notes.

                       Blair Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                   (Unaudited)
                                                               Nine Months Ended
                                                                   September 30
                                                               2005           2004
                                                         -------------------------------

Operating activities
Net income                                                $   8,129,881  $   8,523,714
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                              6,021,372      6,584,394
    Amortization                                              1,362,905        249,922
    Gain on disposal of assets                                 (243,845)           -0-
    Provision for doubtful accounts                          10,196,089     18,067,391
    Provision for deferred income taxes                       3,254,000        444,000
    Tax benefit on exercise of non-qualified
      stock options                                             480,000        221,000
    Compensation expense (net of forfeitures)
      for stock awards                                        1,126,327        701,711
    Changes in operating assets and liabilities
     providing (using) cash:
       Customer accounts receivable                           8,028,283     (5,244,164)
       Inventories                                           (9,533,708)   (15,771,195)
       Prepaid expenses and other assets                     (2,924,409)      (673,730)
       Trade accounts payable                                 6,069,153     (4,899,541)
       Advance payments from customers                        1,317,868        177,437
       Accrued expenses and other long term liability         3,596,751     (2,571,438)
       Accrued federal and state taxes                       (3,996,289)    (1,866,174)
                                                         -------------------------------
Net cash provided by operating activities                    32,884,378      3,943,327


Investing activities
Purchases of property, plant and equipment                   (5,923,938)    (2,924,292)
Proceeds from sale of assets                                    647,510            -0-
                                                         -------------------------------
Net cash used in investing activities                        (5,276,428)    (2,924,292)


Financing activities
Net proceeds from bank borrowings                           128,000,000            -0-
Principal repayments on capital lease obligations               (84,086)      (256,592)
Dividends paid                                               (2,949,723)    (3,533,109)
Purchase of Common Stock for treasury                      (188,934,078)           -0-
Exercise of non-qualified stock options                       2,430,679      1,737,278
Repayments of notes receivable from stock plans                 212,135         44,270
                                                         -------------------------------
Net cash used in financing activities                       (61,325,073)    (2,008,153)

Effect of exchange rate changes on cash                          55,172         10,978
                                                         -------------------------------
Net decrease in cash                                        (33,661,951)      (978,140)
Cash and cash equivalents at beginning of period             50,559,995     36,380,049
                                                         -------------------------------
Cash and cash equivalents at end of period                $  16,898,044   $ 35,401,909
                                                         ===============================


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Blair Corporation (the "Company" or "Blair") and its wholly-owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. All adjustments that were considered necessary for a fair presentation have been included. These adjustments were of a normal recurring nature. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

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

On April 26, 2005, the Company, Blair Factoring Company, Blair Credit Services Corporation, and JLB Service Bank, each a wholly-owned subsidiary of the Company, entered into a Purchase, Sale and Servicing Transfer Agreement (the "Purchase Agreement") with World Financial Capital Bank ("World Financial"), a wholly-owned subsidiary of Alliance Data Systems Corporation ("Alliance"). Pursuant to the Purchase Agreement, the Company's credit portfolio was sold at par plus a premium. Additionally, on April 26, 2005, the Company and World Financial entered into an agreement to form a long-term marketing and servicing alliance under a Private Label Credit Program Agreement (the "Program Agreement") having a term of ten (10) years. The agreement has renewal provisions that require the mutual consent of the Company and World Financial.

On July 20, 2005, the Company commenced a tender offer at $42.00 per share, for the purchase of 4.4 million shares of its outstanding common stock, or approximately 53% at an aggregate price of $184.8 million. The total purchase price of the stock of $184.8 million, plus related expenses of $4.1 million, was recorded as treasury stock effective August 16, 2005.

On November 4, 2005, subsequent to the end of the third quarter of 2005, the Company closed the sales transaction of its credit portfolio to World Financial. Gross sale proceeds were $166.2 million. The Company used $143 million of the proceeds to repay debt primarily incurred in association with its August 2005 tender offer for 4.4 million shares. The Company has reserved $750,000 to provide for any adjustments, which may occur under the purchase price adjustments provisions of the Purchase Agreement. The accounting treatment for this transaction, to be recorded in the fourth quarter of 2005, will result in a gain on the sale of approximately $30.7 million. The gain on the sale will include the reversal of the allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2005 was $24.3 million. The gain will be reduced by legal, professional and severance costs associated with closing the transaction. The estimated total of these costs is $3 million.

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

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

NOTE B - REVENUE RECOGNITION - Continued

Shipping and processing revenue is included in net sales.

Finance charges on time payment accounts are recognized on an accrual basis of accounting. The decrease in finance charges compared to the third quarter of 2004 and the nine months ended September 30, 2004 (see NOTE X - OTHER REVENUE) primarily resulted from reduced finance charge revenues associated with the previously announced discontinuance of the Crossing Pointe catalog title and lower credit sales.

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

General and Administrative Expenses

Occupancy and warehousing costs consist of compensation, employee benefit expenses and related building costs. Examples of building costs include depreciation, repairs and maintenance, utilities, rent, real estate taxes and maintenance contracts. Occupancy and warehousing costs incurred in support of the Company's order fulfillment process were $9,198,074 and $27,872,079 for the three months and nine months ended September 30, 2005 compared to $9,168,215 and $27,652,565 for the three months and nine months ended September 30, 2004. The Company does not separately track purchasing and related costs which are also included in general and administrative expenses. In addition, the general and administrative costs incurred to support the Company's product development, circulation planning and customer file maintenance efforts are included in general and administrative expenses.

NOTE D - INTEREST EXPENSE (INCOME), NET

Interest expense (income), net, consists of the following:

                                                               Three Months Ended             Nine Months Ended
                                                                   September 30                  September 30
                                                               2005           2004           2005           2004
                                                         -------------------------------------------------------------

                 Interest expense                             $ 811,605      $  94,838     $1,089,879      $ 260,893
                 Interest income                               (273,136)      (118,936)      (985,400)      (281,071)
                                                         -------------------------------------------------------------
                 Interest expense (income), net               $ 538,469      $ (24,098)    $  104,479      $ (20,178)
                                                         =============================================================

Interest expense primarily reflects the impact of $85 million of borrowings under the receivables securitization and $58 million of borrowings under the revolving credit facility. These borrowings were primarily used to finance the tender offer as described in Note V - STOCKHOLDERS' EQUITY. Interest income results from the Company's investment of surplus cash into money market securities and other investments with a maturity of three months or less when purchased.

NOTE E - USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

NOTE F - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of available cash, money market securities and other investments with a maturity of three months or less when purchased. Amounts reported in the Unaudited Consolidated Balance Sheets approximate fair values.

NOTE G - RETURNS

A provision for anticipated returns is recorded monthly as a percentage of gross sales based upon historical experience. This provision is charged directly against gross sales to arrive at net sales as reported in the Unaudited Consolidated Statements of Income. Actual returns are charged against the allowance for returns, which is netted against accounts receivable on the balance sheet. The provision for returns charged against income for the three months and nine months ended September 30, 2005 amounted to $12,705,094 and $45,934,391, respectively. The provision for returns charged against income for the three months and nine months ended September 30, 2004 amounted to $14,539,609 and $54,125,168, respectively. Management believes these provisions are adequate based upon the relevant information presently available. However, changes in facts or circumstances could result in an additional adjustment to the Company's provisions.

NOTE H - ACCOUNTS RECEIVABLE AND DOUBTFUL ACCOUNTS

A provision for doubtful accounts is recorded monthly as a percentage of gross credit sales based upon experience of delinquencies (accounts over 30 days past due) and charge-offs (accounts removed from accounts receivable for non-payment) and current credit market conditions. Management believes these provisions are adequate based upon the relevant information presently available. However, changes in facts or circumstances could result in additional adjustment to the Company's provisions. In connection with the discontinuance of the Crossing Pointe catalog title, on March 30, 2005, the Company sold all open Crossing Pointe credit accounts receivable to a third party at a discount. After comparing the proceeds of the sale to the net carrying value of this asset, the Company realized a gain of approximately $643,000. In connection with the sale of the credit portfolio (see Note A), the Company will no longer need to provide for doubtful accounts.

NOTE I - INVENTORIES

Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year. However, an interim analysis is performed based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, the results of interim estimates are subject to the final year-end LIFO inventory valuation. A favorable adjustment of $660,000 was recorded in the third quarter pursuant to the interim calculation that was performed. If the FIFO method had been used, merchandise inventories would have increased by approximately $2.8 million at September 30, 2005 and $3.8 million at December 31, 2004.

The Company has a reserve for slow moving and obsolete inventory amounting to $2.6 million at September 30, 2005, $3.6 million at December 31, 2004, and $2.9 million at September 30, 2004. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold, based on the levels of merchandise inventory and merchandise purchases. The reduction in the reserve for slow moving inventory as compared to December 31, 2004 is related to actual writedowns associated with the Company's decisions to discontinue its Crossing Pointe catalog title and the Allegheny Trail wholesale business in 2005, which resulted in writedowns of $1.9 million. These writedowns were primarily provided for in the December 31, 2004 obsolescence reserve.

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

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

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

NOTE K - TRADEMARK

Trademark, net of accumulated amortization of $721,911 at September 30, 2005 and $649,667 at September 30, 2004, is stated on the basis of cost. The Company has one trademark, which is held by its wholly-owned subsidiary Blair Holdings, Inc. and which is being amortized by the straight-line method for a period of 15 years. Amortization expense amounted to $18,061 and $54,183 for the three months and nine months ended September 30, 2005.

NOTE L - ASSET IMPAIRMENT

The Company analyzes its long-lived and intangible assets for events and circumstances that might indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. There are no indications of impairment present at September 30, 2005.

NOTE M - EMPLOYEE BENEFITS

The Company's employee benefits include a profit sharing and retirement feature available to all eligible employees. Contributions are dependent on net income of the Company and recognized on an accrual basis of accounting. The contributions to the plan charged against income for the three months and nine months ended September 30, 2005 amounted to $254,173 and $966,126, and for the three months and nine months ended September 30, 2004 amounted to $300,004 and $870,241, respectively. As part of the same benefit plan, the Company has a contributory savings feature whereby all eligible employees may contribute up to 25% of their annual base salaries. The Company's matching contribution to the plan is based upon a percentage formula as set forth in the plan agreement. The Company's matching contributions to the plan charged against income for the three months and nine months ended September 30, 2005 amounted to $493,781 and $1,502,767, and for the three months and nine months ended September 30, 2004 amounted to $481,407 and $1,339,786, respectively.

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

NOTE O - NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No.123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized on the income statement based on fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than January 1, 2006. We expect to adopt SFAS No. 123(R) on January 1, 2006.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

NOTE O - NEW ACCOUNTING PRONOUNCEMENTS - Continued

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note P to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions for the three months and nine months ended September 30, 2005 amounted to $430,000 and $480,000, and for the three months and nine months ended September 30, 2004 amounted to $19,000 and $221,000, respectively.

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

Stock activity in the third quarter of 2005 and 2004 generally includes transactions pertaining to stock awarded and forfeited via the Company's Omnibus Stock and Employee Stock Purchase Plans. Activity is accounted for by comparing the market value of the awards, as required by the Plans, to the cost of the treasury shares used for these transactions. The difference is recorded as additional paid-in capital.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

NOTE P - STOCK COMPENSATION - Continued

The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                                    Pro Forma                     Pro Forma
                                                               Three Months Ended             Nine Months Ended
                                                                   September 30                  September 30
                                                         -------------------------------------------------------------
                                                               2005           2004           2005           2004
                                                         -------------------------------------------------------------

Net income as reported                                       $1,415,484     $2,941,335     $8,129,881     $8,523,714

Add: Total stock-based employee compensation
expense recorded for all awards, net of related
tax effects                                                     225,757        211,165      1,156,641        536,487
Deduct: Total stock-based employee
compensation expense determined under fair
value method for all awards, net of related tax
effects                                                         320,353        387,031      1,524,919      1,105,307
                                                         -------------------------------------------------------------
Pro forma net income                                         $1,320,888     $2,765,469     $7,761,603     $7,954,894
                                                         =============================================================

Earnings per share:

         Basic - as reported                                       $.23           $.36          $1.09          $1.05
                                                         =============================================================
         Basic - pro forma                                         $.22           $.34          $1.04           $.98
                                                         =============================================================
         Diluted - as reported                                     $.23           $.36          $1.07          $1.04
                                                         =============================================================
         Diluted - pro forma                                       $.21           $.34          $1.02           $.97
                                                         =============================================================


Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                             Options        Options        Options
                                                              Issued         Issued         Issued
                                                             4/15/03        4/15/02        4/16/01
                                                         ---------------------------------------------

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

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

NOTE R - CONTINGENCIES

The Company is involved in certain items of litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome will not have a material effect on the Company's financial condition or results of operations.

NOTE S - FINANCING ARRANGEMENTS

On July 18, 2005, the Company announced the execution of an amendment to its Receivables Purchase Agreement ("RPA") and execution of the Company's Amended and Restated Credit Agreement (the "Credit Agreement"), which together provide the Company up to $200 million in financing. The funds made available to the Company pursuant to these agreements were used to fund, in part, Blair's tender offer (see Note A - BASIS OF PRESENTATION) which was completed in August, 2005, and for general corporate purposes. Total debt outstanding on September 30, 2005 was $143 million, and was repaid with the proceeds from the sale of the credit portfolio. Proceeds from the sale were used first to repay and terminate Blair's outstanding RPA, second to pay any amounts outstanding and extinguish the commitment under the $25 million term loan, and third to reduce amounts outstanding under the revolving credit facility. In addition, the sale of the credit portfolio resulted in additional cash funds of $23.2 million, which was invested.

The amendment to the RPA, dated as of July 15, 2005, is by, between and amongst Blair Factoring Company and Blair Credit Services Corporation, each a wholly-owned subsidiary of Blair, and PNC Bank, N.A. as administrator for certain conduit purchasers. The RPA has a purchase limit of $100 million and the Company's receivables have been pledged as collateral for the facility. The RPA has a commitment fee rate of 0.50% and a program fee rate of 1.0%, which converts to a 2.0% fee on March 31, 2006.

The Credit Agreement dated as of July 15, 2005 is by, between and amongst the Company, and PNC Capital Markets, Inc. as lead arranger and PNC Bank, N.A. and three other lending institutions. The Credit Agreement is guaranteed by Blair Holdings, Inc., Blair Payroll LLC, Blair Credit Services Corporation and Blair International Holdings, Inc., each a wholly-owned subsidiary of the Company. The Credit Agreement provides for $100 million in first and second lien credit facilities consisting of a senior secured first lien revolving credit facility not to exceed $75 million, which matures in July 2010, and a $25 million senior secured second lien term loan, which matured on November 4, 2005, the date of the close of the sale of the Company's receivables and credit granting activity pursuant to the Purchase Agreement. Upon the occurrence of an Event of Default (as such term is defined in the Credit Agreement), PNC and/or the other lending institutions may declare a default of the Credit Agreement and accelerate the loan pursuant to the terms of the Credit Agreement.

Transactions entered into under the RPA are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. At September 30, 2005, $85 million was outstanding under the RPA. At December 31, 2004 and September 30, 2004, $15 million had been borrowed under the securitization. Borrowings are reflected on the balance sheet as short-term notes payable. For the nine months ended September 30, 2005 and September 30, 2004, the weighted average interest rate was 4.28% and 2.05%, respectively. The interest rate increases are due to the facilities' varying interest rates that fluctuate based on certain LIBOR indices, which tend to follow the recent increase in Federal Reserve rates. Interest paid for the three months and nine months ended September 30, 2005 was approximately $553,000 and $828,000, and for the three months and nine months ended September 30, 2004 were approximately $88,000 and $234,000, respectively.

The collateral for the Credit Agreement's revolving credit facility consists of all of Blair's (other than Blair's receivables pledged pursuant to the RPA) and its subsidiaries assets, including, but not limited to, inventory, equipment, furniture, general intangibles, intellectual property, fixtures, certain real property and improvements, the common stock of Blair's domestic subsidiaries (excluding JLB Service Bank), as well as a negative and double negative pledge on the assets of Blair's direct and indirect foreign subsidiaries. The collateral for the Credit Agreement's term loan consists of a lien subordinate to the revolving credit facility on all the aforementioned assets. At Blair's option, any loan under the revolving credit facility or term loan shall bear interest at the Euro-Rate (calculated with reference to a LIBOR-based formula in accordance with the Credit Agreement) or a Base Rate (as that term is defined in the Credit Agreement), plus a margin, such margin to be calculated in accordance with a performance based pricing grid in the case of the revolving credit facility and a locked fixed spread in the case of the term loan. Blair is also required to pay a commitment fee, a letter of credit fee and reasonable out-of-pocket expenses pursuant to the Credit Agreement.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

NOTE S - FINANCING ARRANGEMENTS - Continued

At September 30, 2005, the Company had borrowings outstanding of $143 million under the borrowing facilities. The Company had letters of credit totaling $15.4 million outstanding, which reduces the amount of borrowings available under the Credit Agreement. Outstanding letters of credit totaled $16.1 million at December 31, 2004, and $16.2 million at September 30, 2004. Letters of credit are comprised mainly of two categories. One such category is comprised of commercial letters of credit used for the purpose of purchasing goods from non-U.S. suppliers. The other category is comprised of performance guarantees for a consolidated subsidiary and insurance bonding purposes. All letters of credit have a term of one year or less.

NOTE T - ACCRUED EXPENSES

Accrued expenses consist of:


                                                           September 30   December 31
                                                               2005           2004
                                                         ------------------------------

   Employee compensation                                    $12,460,807    $ 9,904,200
   Contribution to profit sharing and
     retirement plan                                            966,126      1,525,158
   Health insurance                                           1,316,622        809,297
   Voluntary Separation Program                                 254,257        494,790
   Taxes, other than taxes on income                            166,971        325,335
   Other accrued items                                        3,030,614      2,347,851
                                                         -------------------------------
                                                            $18,195,397    $15,406,631
                                                         ===============================


NOTE U - LEASES

Capital Leases

The Company leases certain office and digital camera equipment under agreements that expire in various years through 2008. The following is a schedule by year of future minimum capital lease payments required under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2005:


  2005                                               $ 4,730
  2006                                                21,568
  2007                                                12,280
  2008                                                 5,211
                                                  -------------
                                                      43,789
  Less amount representing interest                    4,351
                                                  -------------
  Present value of minimum lease payments             39,438
  Less current portion                                18,144
                                                  -------------
  Long-term portion of capital lease obligations     $21,294
                                                  =============

The Company did not enter any capital lease obligations in the third quarter of 2005 and 2004, respectively.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

NOTE U - LEASES - Continued

Operating Leases

The Company leases certain data processing, office and telephone equipment under agreements that expire in various years through 2009. The Company has also entered into several lease agreements for buildings, expiring in various years through 2012. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2005:


  2005                                           $   855,762
  2006                                             2,987,849
  2007                                             2,153,200
  2008                                             1,399,125
  2009                                             1,072,328
  Thereafter                                       1,551,002
                                                -------------
                                                 $10,019,266
                                                =============

NOTE V - STOCKHOLDERS' EQUITY

On July 20, 2005, the Company commenced a tender offer at $42.00 per share, for the purchase of 4.4 million shares of its outstanding common stock, or approximately 53% at an aggregate price of $184.8 million. The tender offer expired on August 16, 2005. The total cost of $184.8 million, plus related expenses of $4.1 million, were recorded as treasury stock effective August 16, 2005.

Earnings Per Share and Weighted Average Shares Outstanding

The following per share results for the third quarter and nine months ended September 30, 2005 reflect the reduction of weighted average shares outstanding during the third quarter resulting from the tender offer. Without the reduction in outstanding shares, earnings per basic and diluted share, for the third quarter of 2005 were $0.17 and for the nine months ended September 30, 2005 were $0.99 and $0.98, respectively. In part, the Company financed the tender offer with cash on hand supplemented by borrowings on the RPA and Credit Agreement. See Note S - FINANCING ARRANGEMENTS.

The following table sets forth the computations of basic and diluted earnings per share as required by Statement of Financial Accounting Standards No. 128:

                                                               Three Months Ended             Nine Months Ended
                                                                   September 30                  September 30
                                                               2005           2004           2005           2004
                                                         -------------------------------------------------------------

Numerator:
  Net income                                                 $1,415,484     $2,941,335     $8,129,881     $8,523,714
Denominator:
  Weighted average shares outstanding                         6,112,494      8,190,664      7,529,107      8,156,965
  Contingently issueable shares -
   Omnibus Stock Purchase Plan                                  (52,986)       (68,536)       (52,986)       (68,536)
                                                         -------------------------------------------------------------
Denominator for basic earnings per share                      6,059,508      8,122,128      7,476,121      8,088,429
  Effect of dilutive securities:
   Employee stock options                                       110,464         82,736        125,648         72,900
                                                         -------------------------------------------------------------
Denominator for diluted earnings per share                    6,169,972      8,204,864      7,601,769      8,161,329
                                                         =============================================================
Basic earnings per share                                           $.23           $.36          $1.09          $1.05
                                                         =============================================================
Diluted earnings per share                                         $.23           $.36          $1.07          $1.04
                                                         =============================================================


                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

NOTE V - STOCKHOLDERS' EQUITY - Continued

For the three months and nine months ended September 30, 2005, the Company declared dividends of $590,753 and $3,064,801, of which $557,194 and $2,949,723 were paid directly to shareholders and charged to retained earnings. For the three months and nine months ended September 30, 2004, the Company declared dividends of $1,228,236 and $3,672,520 of which $1,183,228 and $3,533,109 were paid directly to shareholders and charged to retained earnings. The remaining dividends declared for the three months and nine months ended September 30, 2005 of $33,559 and $115,078, and the three months and nine months ended September 30, 2004 of $45,008 and $139,411, were associated with the shares of stock held by the Company according to the provisions of the restricted stock awards. These remaining dividends were applied against the receivable from stock plans and were charged to compensation in the financial statements.

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

The components of income tax expense (benefits) are as follows:

                                                     Three Months Ended             Nine Months Ended
                                                         September 30                  September 30
                                                     2005           2004           2005           2004
                                               -------------------------------------------------------------

Currently payable:
  Federal                                         $(3,668,000)   $(1,936,000)     $  935,000    $4,006,000
  Foreign                                              80,000        105,000         154,000       147,000
  State                                              (473,000)      (235,000)        436,000       628,000
                                               -------------------------------------------------------------
                                                   (4,061,000)    (2,066,000)      1,525,000     4,781,000
Deferred                                            4,893,000      3,866,000       3,254,000       444,000
                                               -------------------------------------------------------------
                                                  $   832,000    $ 1,800,000      $4,779,000    $5,225,000
                                               =============================================================

The differences between total tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows:

                                                     Three Months Ended             Nine Months Ended
                                                         September 30                  September 30
                                                     2005           2004           2005           2004
                                               -------------------------------------------------------------

Statutory rate applied to pretax income              $786,638     $1,659,467     $4,518,108     $4,812,050
State income taxes, net of Federal tax benefit         49,400        226,200        258,700        323,700
Other items                                            (4,038)       (85,667)         2,192         89,250
                                               -------------------------------------------------------------
                                                     $832,000     $1,800,000     $4,779,000     $5,225,000
                                               =============================================================

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

NOTE W - INCOME TAXES - Continued

The Company has approximately $2.0 million of a Pennsylvania net operating loss carry forward that can be used to offset future Pennsylvania Taxable Income. A deferred tax asset has been established based on the $2.0 million net operating loss available to be carried forward. The deferred tax asset is offset by a valuation allowance because it is uncertain as to whether the Company will generate sufficient income in the State of Pennsylvania in the future to absorb the net operating losses before they expire in 2011.

Components of the deferred tax assets and liabilities under the liability method as of September 30, 2005 and December 31, 2004 are as follows:

                                                September 30,    December 31,
                                                    2005             2004
                                               -------------------------------
Current deferred tax assets:
  Doubtful accounts                             $ 8,541,000      $11,737,000
  Returns allowance                               1,762,000        1,922,000
  Inventory obsolescence                            990,000        1,374,000
  State net operating loss                           64,000           72,000
  Vacation pay                                    1,362,000        1,466,000
  Group insurance                                   563,000          431,000
  Accrued severance                                 735,000          349,000
  Other items                                       773,000          597,000
                                               -------------------------------
  Gross current deferred tax assets              14,790,000       17,948,000
  State valuation allowance                         (64,000)        (121,000)
                                               -------------------------------
                                                 14,726,000       17,827,000

Current deferred tax liabilities:
  Advertising costs                             $ 7,291,000      $ 6,152,000
  Inventory costs                                   776,000          776,000
  Other items                                           -0-          242,000
                                               -------------------------------
  Gross current deferred tax liabilities          8,067,000        7,170,000
                                               -------------------------------
Net current deferred tax asset                  $ 6,659,000      $10,657,000
                                               ===============================

  Long term deferred tax liability:
  Property, plant and equipment                 $ 1,924,000      $ 2,668,000
                                               ===============================


NOTE X - OTHER REVENUE

                                                     Three Months Ended             Nine Months Ended
Other revenue consists of:                               September 30                  September 30
                                                     2005           2004           2005           2004
                                               -------------------------------------------------------------

Finance charges on time payment accounts          $ 9,125,907    $ 9,268,447    $28,620,361    $30,401,349
Commissions earned                                    266,435        229,524        670,060      1,365,945
Other items                                           845,581        793,746      2,523,656      1,903,986
                                               -------------------------------------------------------------
                                                  $10,237,923    $10,291,717    $31,814,077    $33,671,280
                                               =============================================================

The decrease in finance charges in 2005 compared to 2004 primarily resulted from reduced finance charge revenues associated with the previously announced discontinuance of the Crossing Pointe catalog title and lower credit sales. Subsequent to the sale of the credit portfolio, the Company will no longer realize finance charges on time payment accounts. As part of the marketing and servicing alliance under the 10 year Program Agreement, the Company will receive certain monetary benefits arising from future credit sales.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

NOTE X - OTHER REVENUE - Continued

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

NOTE Y - BUSINESS SEGMENT AND CONCENTRATION OF BUSINESS RISK

The Company operates as one segment in the business of selling women's and men's fashion apparel and accessories and home furnishing items. Specifically, the segment includes the Womenswear, Menswear, Home, Crossing Pointe, Stores and Allegheny Trail product lines. The Stores product line was added in the first quarter of 2004 reflecting a reclassification within the segment from the other product lines to this product line. As previously announced on May 3, 2004, the Company formally discontinued circulation of its Crossing Pointe catalog title as of March 31, 2005. The Company's intention is to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The decision to focus on core operations is based in part on the historical success of the Blair brand and an extensive consumer and brand strategy study undertaken by the Company as part of its efforts to enhance profitability and shareholder value. The Company has evaluated the impact of discontinuing circulation of the Crossing Pointe catalog title on all assets associated with this operation. All appropriate reserves have been recorded. This decision did not have a negative effect on 2004 profitability, and is expected to moderately benefit 2005 performance.

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

The following table illustrates the percent of net sales that each product line represents:
                   Nine Months                    Nine Months
                      Ended                          Ended
                     9/30/05       Percent of       9/30/04      Percent of
                    Net Sales      Total Net       Net Sales     Total Net
 Product Line     (in millions)      Sales       (in millions)     Sales
----------------------------------------------------------------------------

Womenswear            $212.1        65.0%           $232.9        64.2%
Menswear                60.1        18.4%             61.0        16.8%
Home                    50.4        15.4%             49.2        13.6%
Crossing Pointe          0.3         0.1%             16.4         4.5%
Stores                   2.0         0.6%              2.2         0.6%
Allegheny Trail          1.6         0.5%              1.0         0.3%
                 -----------------------------------------------------------
Total                 $326.5       100.0%           $362.7       100.0%
                 =========================================================--

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

NOTE Z - LONG-LIVED ASSETS PREVIOUSLY CLASSIFIED AS HELD FOR SALE

In January 2003, the Company made the decision to close its liquidation outlet store located in Erie, Pennsylvania. This closure was effective at the close of business on March 28, 2003. While the Company continues to hold the assets for sale, the sales process has taken longer than anticipated and the assets are no longer being classified as Held for Sale in accordance with SFAS No. 144. The building was not depreciated while classified as Held for Sale. A catch up journal entry was recorded for depreciation expense when the building was moved back to property, plant and equipment in the third quarter of 2004. The $1.3 million carrying value of the asset, after considering a $300,773 impairment charge taken in 2003 to reduce the value of the asset to its fair value less costs to sell, is deemed to be stated fairly at September 30, 2005.

NOTE AA- SEPARATION PROGRAMS

In the third quarter of 2005, the Company accrued and charged to expense $607,000 in separation costs. The costs were charged to General and Administrative Expense in the income statement. The $607,000 charge represents severance pay and related payroll taxes due to those associates whose services were no longer required after the sale of the credit portfolio. The total liability is estimated to be $668,000. As of the end of the third quarter of 2005, none of the $607,000 has been paid.

In the second and third quarters of 2005, the Company accrued and charged to expense a total of $1.2 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The $1.2 million charge represents severance pay and related payroll taxes due certain executive officers who have left the Company or announced plans to retire from the Company. In addition to these charges, the Company anticipates incurring additional severance costs in the fourth quarter of 2005 of $1.5 million to $2.5 million, as part of previously announced changes to its organizational structure and leadership team. Going forward, the Company's business operations will consist of three principal groups: Merchandising and Design, Merchandise Procurement and Marketing Services. For more than a year, the Company has been refocusing its energies on its core businesses in an effort to better position itself for long-term growth and to increase shareholder value. This focus has been the impetus for recent major business decisions made by the Company, which include selling its credit portfolio to World Financial, expanding its internal marketing and advertising capabilities, closing its Crossing Pointe and Allegheny Trail divisions and investing in its distribution center. As of the end of the third quarter of 2005, $121,000 of the $1.2 million costs expensed to date has been paid.

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

In the first quarter of 2001, the Company accrued and charged to expense $2.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The $2.5 million charge represents severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of the end of the third quarter of 2005, $2.2 million of the $2.5 million has been paid.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

NOTE AA-SEPARATION PROGRAMS - Continued

The following table summarizes the charges to income and related accruals as of September 30, 2005, December 31, 2004 and December 31, 2003 pertaining to the voluntary separation programs described above.


                                      Blair         Starbrick      Credit
                                      Mailing       Outlet         Portfolio      Executive
                                      Center        Store          Sale           Officers
                                  ------------------------------------------------------------

Accrual at  December  31, 2003       $767,000        $      -         $      -    $        -
Expense                                     -          67,000                -             -
Payments                              267,000          67,000                -             -
                                  ------------------------------------------------------------
Accrual at  December  31, 2004        500,000               -                -             -
Expense                                     -               -                -             -
Payments                              100,000               -                -             -
                                  ------------------------------------------------------------
Accrual at March 31, 2005            $400,000        $      -         $      -    $        -
Expense                                     -               -                -       425,000
Payments                              100,000               -                -        20,000
                                  ------------------------------------------------------------
Accrual at June 30, 2005             $300,000        $      -         $      -    $  405,000
Expense                                     -               -          607,000       800,000
Payments                               50,000               -                -       101,000
                                  ------------------------------------------------------------
Accrual at September  30, 2005       $250,000        $      -         $607,000    $1,104,000
                                  ============================================================


NOTE AB- SUBSEQUENT EVENT

On April 26, 2005, the Company, Blair Factoring Company, Blair Credit Services Corporation, and JLB Service Bank, each a wholly-owned subsidiary of Blair, entered into a Purchase, Sale and Servicing Transfer Agreement (the "Purchase Agreement") with World Financial Capital Bank ("World Financial"), a wholly-owned subsidiary of Alliance Data Systems Corporation ("Alliance"). Pursuant to the Purchase Agreement, Blair's credit portfolio has been sold at par plus a premium. Additionally, on April 26, 2005, the Company and World Financial entered into an agreement to form a long-term marketing and servicing alliance under a Private Label Credit Program Agreement (the "Program Agreement") having a term of ten (10) years. The agreement has renewal provisions that require the mutual consent of the Company and World Financial.

On November 4, 2005, subsequent to the end of the third quarter of 2005, the Company closed the sale transaction to World Financial. Gross sale proceeds were $166.2 million. The Company used $143 million of the proceeds to repay debt incurred in association with its August 2005 tender offer for 4.4 million shares. The Company has reserved $750,000 to provide for any adjustments that may occur under the purchase price adjustments provisions of the Purchase Agreement. The accounting treatment for this transaction, to be recorded in the fourth quarter of 2005, will result in a gain on the sale of approximately $30.7 million. The gain on the sale will include the reversal of the allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2005 was $24.3 million. The gain will be reduced by legal, professional and severance costs associated with closing the transaction. The estimated total of these costs is $3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

Results of Operations

Comparison of Third Quarter 2005 and Third Quarter 2004

Net income for the three months ended September 30, 2005 was $1.4 million or $.23 per basic share and diluted share, compared to net income of $2.9 million or $.36 per basic share and diluted share, for the three months ended September 30, 2004. These per share results for the third quarter of 2005 reflect the reduction of weighted average shares outstanding during the quarter resulting from Blair's repurchase of 4.4 million outstanding shares on August 16, 2005. Without the reduction in outstanding shares, earnings per basic and diluted share, for the third quarter of 2005 were $0.17.

Results for the third quarter of 2005 reflect expenses of $3.1 million, or $0.33 and $0.32 per basic and diluted share respectively, based on weighted average basic and diluted outstanding shares of 6,059,508 and 6,169,972, respectively, primarily associated with the Company's tender offer and the sale of the Company's proprietary credit portfolio, which closed on November 4, 2005.

Net sales for the third quarter of 2005 totaled $98.1 million and were 8.4% lower ($9 million) than net sales for the third quarter of 2004. This net sales reduction primarily reflects the Company's strategic decision to discontinue the Crossing Pointe catalog title, which was completed in March 2005 and lower than anticipated response rates to the Company's traditional letter style mailings. The circulation of letter style advertising mailings increased while incoming orders received from this advertising method decreased in the third quarter of 2005 as compared to the third quarter of 2004. Gross sales revenue generated per advertising dollar decreased almost 7% in the third quarter of 2005 compared to the third quarter of 2004. The total number of orders shipped decreased 6.3% and the average order size decreased 2.2% in the third quarter of 2005 as compared to the third quarter of 2004. Management also believes that the devastation and destruction caused by hurricanes Katrina and Rita, which hit the Gulf region within a few weeks of one another in August and September of 2005, contributed to the decline in the Company's net sales during the third quarter of 2005. In addition, management believes that the widespread economic effects of the sharp increase in gasoline prices during the third quarter of 2005, coupled with the impact on consumer spending of the forecast for significant increases in home heating costs this winter, may have had a negative effect on customer demand in the northern region of the country, which accounts for approximately 40% of the Company's total demand. The Company experienced a decline in sales from the northern part of the country of about 3.5% this September as compared to September 2004.

Other revenue decreased 1.0% from $10.3 million to $10.2 million in the third quarter of 2005 versus the third quarter of 2004 primarily due to decreases in finance charge revenues and commissions earned. Decreased finance charges resulted from lower credit sales. The implementation of stricter credit requirements contributed to the lower credit sales. The decrease in commissions earned is related to a decline in customer response to the Continuity Program in the third quarter of 2005 compared to the third quarter of 2004. The Continuity Program is an arrangement under which a third party sells jewelry to the Company's customers and all related significant activities are conducted by, and are the responsibility of, the third party. The Company receives payments from the customer and makes remittances, net of commissions to the third party. The Company bears the credit risk and recognizes a credit loss when the customer does not honor its payment obligation.

Subsequent to the sale of the receivable portfolio, the Company will no longer realize finance charge revenue on time payment accounts. For the three months ended September 30, 2005, finance charge revenues were $9.1 million.

Cost of goods sold decreased $8.6 million (16.8%) to $42.6 million in the third quarter of 2005 as compared to the third quarter of 2004. Cost of goods sold as a percentage of net sales for the third quarter of 2005 was 43.5% compared to 47.8% for the third quarter of 2004. The improved percentage reflects an increase in direct sourcing, which significantly lowered merchandise acquisition costs. The Company plans to continue to expand internal product development and international sourcing as part of its strategic initiatives to further reduce cost of goods and increase profitability. Other factors that contributed to improvement in the above percentage include a reduction in customer returns reflecting ongoing programs to improve merchandise quality, internal efforts to lower overall shipping costs and initiatives to lower overall liquidation costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

Results of Operations - Continued

Comparison of Third Quarter 2005 and Third Quarter 2004- Continued

Advertising expenses in the third quarter of 2005 decreased $500,000 (1.9%) to $25.3 million from the third quarter of 2004. The Company's more targeted mailings led to strategic decreases in catalog mailings. The catalog reduction includes the reduction in Crossing Pointe mailings as a result of the Company's decision to discontinue circulation of its five-year-old Crossing Pointe catalog title, which was completed as of March 31, 2005.

The total number of catalog mailings released in the third quarter of 2005 decreased by 1% (365,939) as compared to the third quarter of 2004. The total number of prospect catalog mailings increased 125,056 or 2.18% in the third quarter of 2005 as compared to the third quarter of 2004. The increase in prospect circulation is part of a planned strategy to positively impact the customer file.

The total number of letter mailings released in the third quarter of 2005 increased by 13% (1.1 million) as compared to the third quarter of 2004. The increase in letter mailings primarily pertains to the Company's customer reactivation and retention contact strategy.

Total circulation of the co-op and media advertising programs increased 68.8% (91.6 million pieces) in the third quarter of 2005 as compared to the third quarter of 2004. The pace of media advertising was increased in the third quarter of 2005 in support of a more aggressive prospecting strategy.

The Company maintains two e-commerce sites, www.blair.com and www.irvinepark.com. In the third quarter of 2005, the Company generated $19.1 million in e-commerce gross sales demand as compared to $20.5 million in the third quarter of 2004, a 6.8% decrease. The year-over-year decrease is primarily attributable to the following factors. First, the discontinuance of the Crossing Pointe catalog title and related e-commerce site resulted in lower Crossing Pointe e-commerce gross sales demand in the third quarter of 2005. Crossing Pointe e-commerce gross sales were $0 in the third quarter of 2005 compared to $1.9 million in the third quarter of 2004. Second, the Company has improved its merchandise purchasing forecasting abilities which have resulted in less merchandise available to liquidate via its internet clearance site.

General and administrative expense increased 10.3% ($3.2 million) in the third quarter of 2005 as compared to the third quarter of 2004. The third quarter general and administrative expenses include approximately $2.3 million of costs associated with financing the Company's tender offer and the sale of the Company's proprietary credit portfolio, which closed on November 4, 2005. Expenses associated with these events include the amortization of loan origination fees of $1.1 million, interest expense of $811,000 and a compensation expenditure resulting from the Company's decision to repurchase stock acquired by employees under its stock option award program as part of the tender offer of $427,000. Expenses also included severance costs for certain executive officers that have either left, or announced plans to retire from the company of $756,000.

After considering these additional expenses, general and administrative expenses as a percent of net sales were 32.7% for the quarter ended September 30, 2005 compared to 29.2% for the quarter ended September 30, 2004. Reduced variable employee costs associated with lower sales volume were more than offset by increased employee costs and professional fees. Increased employee costs resulted from annual merit increases and unfavorable health and workers compensation claims experience. Increased professional fees pertained to costs associated with organizational restructuring and communication initiatives.

The provision for doubtful accounts decreased $1.2 million from $4.5 million to $3.3 million or 26.7% in the third quarter of 2005 as compared to the third quarter of 2004. The decrease is primarily related to a 16.8% reduction in credit sales in the third quarter of 2005 compared to the third quarter of 2004, implementation of stricter credit requirements, and the discontinuance of the Crossing Pointe catalog title in the first quarter of 2005. These factors contributed to the estimated bad debt rate used in the third quarter of 2005 being 66 basis points lower than the bad debt rate used in the third quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

Results of Operations - Continued

Comparison of Third Quarter 2005 and Third Quarter 2004- Continued

The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). At September 30, 2005, the delinquency rate of open accounts receivable was 189 basis points lower than at September 30, 2004. The charge-off rate for the third quarter of 2005 was 21 basis points lower than the charge-off rate for the third quarter of 2004.

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

In connection with the sale of the credit portfolio, the Company will no longer need to provide for doubtful accounts after November 4, 2005. For the three months ended September 30, 2005, the provision for doubtful accounts was $3.3 million.

The net of interest expense and (income) increased by $562,000 in the third quarter of 2005 compared to the third quarter of 2004 and resulted in net interest expense of $538,000. Interest expense primarily reflects the impact of $85 million of borrowings under the receivables securitization and $58 million of borrowings under the revolving credit facility incurred to finance the tender offer. Interest rates were higher in the third quarter of 2005 than in the third quarter of 2004. Interest income increased due to higher average cash balances and increased interest rates.

Other expense (income), net, is comparable for the third quarter 2005 and 2004.

Income taxes as a percentage of income before income taxes were 37% in the third quarter of 2005 and 38.0% in the third quarter of 2004. The federal income tax rate was 35% in both years. The Company's interim effective state income tax rate used for 2005 is based on the overall 2004 actual annual rate while the 2004 interim rate was based on estimates. In addition, the Company had total gross deferred tax assets of $14.8 million. These assets relate principally to asset valuation reserves including bad debts, returns and inventory obsolescence. Based on recent historical earnings performance and current projections, management believes that a valuation allowance is not required against these deferred tax assets, except for the valuation allowance against state net operating losses and the Allegheny Trail inventory obsolescence reserve. The state net operating loss valuation allowance was provided due to its uncertainty of realization based upon the state's net operating loss carryforward rules. The Allegheny Trail inventory obsolescence reserve valuation allowance was provided due to the Company's decision to phase out this business by April 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

Results of Operations - Continued

Comparison of Nine Month Periods ended September 30, 2005 and September 30, 2004

Net income for the nine months ended September 30, 2005 was $8.1 million or $1.09 per basic share and $1.07 per diluted share, compared to net income of $8.5 million or $1.05 per basic and $1.04 per diluted share, for the nine months ended September 30, 2004. These per share results for the nine months ended September 30, 2005 reflect the reduction of weighted average shares outstanding during the nine months resulting from the Company's repurchase of 4.4 million outstanding shares on August 16, 2005. Without the reduction in outstanding shares, earnings per basic and diluted share, for the nine months ended September 30, 2005 were $0.99 and $0.98, respectively.

Results for the first nine months of 2005 reflect expenses of $3.8 million, or $0.32 per basic and diluted share, based on weighted average basic and diluted outstanding shares of 7,476,121 and 7,601,769, respectively, primarily associated with the Company's tender offer and the sale of the Company's proprietary credit portfolio, which closed on November 4, 2005.

Net sales for the first nine months of 2005 totaled $326.5 million and were 10% lower ($36.2 million) than net sales for the first nine months of 2004. This net sales reduction primarily reflects the Company's strategic decision to discontinue the Crossing Pointe catalog title, which was completed in March 2005, a continued focus on more targeted mailings for greater efficiency and optimized yield and lower than anticipated response rates to the Company's traditional letter style mailings. The circulation of letter style advertising mailings increased while incoming orders received from this advertising method decreased in the first nine months of 2005 as compared to the first nine months of 2004. Gross sales revenue generated per advertising dollar increased 1% in the first nine months of 2005 compared to the first nine months of 2004. The total number of orders shipped decreased 8.7% and the average order size decreased 1.6% in the first nine months of 2005 as compared to the first nine months of 2004. The reduction in average order size is the result of further targeting the core customer by providing them with greater values.

The provision for returned merchandise as a percentage of gross sales decreased 414 basis points in the first nine months of 2005 as compared to the first nine months of 2004. Management attributes this favorable change to improved product quality and fit.

Other revenue decreased 5.6% from $33.7 million to $31.8 million in the first nine months of 2005 versus the first nine months of 2004 primarily due to decreases in finance charge revenues and commissions earned. Decreased finance charges resulted from the previously announced discontinuance of the Crossing Pointe catalog title and lower credit sales. The decrease in commissions earned is related to a decline in customer response to the Continuity Program in the first nine months of 2005 compared to the first nine months of 2004.

Subsequent to the sale of the receivable portfolio, the Company will no longer realize finance charge revenue on time payment accounts after November 4, 2005. For the nine months ended September 30, 2005, finance charge revenues were $28.6 million.

Cost of goods sold decreased $22 million (12.8%) to $150.1 million in the first nine months of 2005 as compared to the first nine months of 2004. Cost of goods sold as a percentage of net sales for the first nine months of 2005 was 46.0%, a significant improvement from 47.5% for the first nine months of 2004. The improved percentage reflects an increase in direct sourcing, which significantly lowered merchandise acquisition costs. The Company plans to continue to expand internal product development and international sourcing as part of its strategic initiatives to further reduce cost of goods and increase profitability. Other factors that contributed to improvement in the above percentage include a reduction in customer returns reflecting ongoing programs to improve merchandise quality, internal efforts to lower overall shipping costs and initiatives to lower overall liquidation costs.

Advertising expenses in the first nine months of 2005 decreased $10.1 million (10.7%) to $84.5 million from the first nine months of 2004. The Company's more targeted mailings led to strategic decreases in catalog mailings. The catalog reduction includes the reduction in Crossing Pointe mailings as a result of the Company's decision to discontinue circulation of its five year old Crossing Pointe catalog title, which was completed as of March 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

Results of Operations - Continued

Comparison of Nine Month Periods ended September 30, 2005 and September 30, 2004
- Continued

The total number of catalog mailings released in the first nine months of 2005 decreased by 8.6% (12.2 million) as compared to the first nine months of 2004. The total number of prospect catalog mailings decreased 12.4 million or 33.6% in the first nine months of 2005 as compared to the first nine months of 2004. The reduction in prospect circulation is primarily attributable to the discontinuance of the Crossing Pointe catalog title in the first quarter of 2005.

The total number of letter mailings released in the first nine months of 2005 increased by 4.5% (1.2 million) as compared to the first nine months of 2004. The increase in letter mailings primarily pertains the Company's customer reactivation and retention contact strategy.

Total circulation of the co-op and media advertising programs increased 42.5% (207.8 million pieces) in the first nine months of 2005 as compared to the first nine months of 2004. The pace of media advertising was increased in the first nine months of 2005 in support of a more aggressive prospecting strategy.

The Company maintains two e-commerce sites, www.blair.com and www.irvinepark.com. In the first nine months of 2005, the Company generated $67.8 million in e-commerce gross sales demand as compared to $66.1 million in the first nine months of 2004, a 2.6% increase. The year-over-year increase was mitigated by the discontinuance of the Crossing Pointe catalog title and related e-commerce site, which resulted in significantly lower Crossing Pointe e-commerce gross sales demand in the first nine months of 2005. Crossing Pointe e-commerce gross sales were $556,000 in the first nine months of 2005, compared to $6.3 million in the first nine months of 2004.

General and administrative expense increased 3.1% ($3.0 million) in the first nine months of 2005 as compared to the first nine months of 2004. The first nine months of 2005 general and administrative expenses include approximately $2.7 million of costs associated with financing the Company's tender offer and the sale of the Company's proprietary credit portfolio, which closed on November 4, 2005. Expenses associated with these events primarily include the amortization of loan origination fees of $1.1 million, interest expense of $811,000 and a compensation expenditure resulting from the Company's decision to repurchase stock acquired by employees under its stock option award program as part of the tender offer of $427,000. Expenses also included severance costs for certain executive officers that have either left, or announced plans to retire from the Company of $1.2 million.

After considering these additional expenses, general and administrative expenses as a percent of net sales were 29.9% for the quarter ended September 30, 2005, compared to 29.2% for the quarter ended September 30, 2004. Reduced variable employee costs associated with lower sales volume were more than offset by increased employee costs and professional fees. Increased employee costs resulted from annual merit increases and unfavorable health and workers compensation claims experience. Increased professional fees pertained to costs associated with organizational restructuring and communication initiatives.

The provision for doubtful accounts decreased $7.9 million from $18.1 million to $10.2 million or 43.6% in the first nine months of 2005 as compared to the first nine months of 2004. The decrease is primarily related to a 18.5% reduction in credit sales in the first nine months of 2005 compared to the first nine months of 2004, implementation of stricter credit requirements, reduced prospecting for non-core customers and the discontinuance of the Crossing Pointe catalog title in the first quarter of 2005. Prospect credit offers traditionally result in higher bad debts. These factors contributed to the estimated bad debt rate used in the first nine months of 2005 being 179 basis points lower than the bad debt rate used in the first nine months of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

Results of Operations - Continued

Comparison of Nine Month Periods ended September 30, 2005 and September 30, 2004
- Continued

The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years' experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). At September 30, 2005, the delinquency rate of open accounts receivable was 189 basis points lower than at September 30, 2004. The charge-off rate for the first nine months of 2005 was 1 basis point lower than the charge-off rate for the first nine months of 2004.

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

In connection with the sale of the credit portfolio, the Company will no longer need to provide for doubtful accounts. For the nine months ended September 30, 2005, the provision for doubtful accounts was $10.2 million.

The net of interest expense and (income) increased by $125,000 in the first nine months of 2005 compared to the first nine months of 2004 and resulted in net interest expense of $104,000. Interest expense primarily reflects the impact of $85 million of borrowings under the receivables securitization and $58 million of borrowings under the revolving credit facility incurred to finance the tender offer. Interest income increased due to higher average cash balances and increased rates. Interest rates have been higher in the first nine months of 2005.

The net of other (income) and expense improved by $276,000 in the first nine months of 2005 compared to the first nine months of 2004 and resulted in net other income of $189,000. In connection with the discontinuance of the Crossing Pointe catalog title, on March 30, 2005, the Company sold all open Crossing Pointe credit accounts receivable to a third party at a discount. After comparing the proceeds of the sale to the net carrying value of this asset, the Company realized a gain of approximately $643,000, which was recorded on this financial statement line item.

Income taxes as a percentage of income before income taxes were 37% in the first nine months of 2005 and 38.0% in the first nine months of 2004. The federal income tax rate was 35% in both years. The Company's interim effective state income tax rate used for 2005 is based on the overall 2004 actual annual rate while the 2004 interim rate was based on estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

Liquidity and Sources of Capital

On July 18, 2005 the Company announced the execution of an amendment to its Receivables Purchase Agreement ("RPA") and execution of the Company's Amended and Restated Credit Agreement (the "Credit Agreement"), which together provide the Company up to $200 million in financing. The funds made available to the Company pursuant to these agreements were used to fund, in part, the Company's tender offer which was completed in August 2005, and for general corporate purposes. In August, the Company borrowed $120 million and utilized available cash balances of $68.9 million to fund the tender offer and related costs of $4.1 million. The total cost of the tender offer was $188.9 million. Total debt outstanding on September 30, 2005 was $143 million, which was repaid with the proceeds from the sale of the credit portfolio after the close of the third quarter of 2005. Proceeds from the sale were used first to repay and terminate Blair's outstanding RPA, second to pay any amounts outstanding and extinguish the commitment under the $25 million term loan, and third to reduce amounts outstanding under the revolving credit facility. In addition, the sale of the credit portfolio resulted in additional cash funds of $23.2 million, which was invested.

The amendment to the RPA, dated as of July 15, 2005, is by, between and amongst Blair Factoring Company and Blair Credit Services Corporation, each a wholly owned subsidiary of the Company, and PNC Bank, N.A. as administrator for certain conduit purchasers. The RPA has a purchase limit of $100 million and the Company's receivables have been pledged as collateral for the facility. The RPA has a commitment fee rate of 0.50% and a program fee rate of 1.0%, which converts to a 2.0% fee on the earlier of March 31, 2006 or the date upon which the Purchase Agreement with World Financial is terminated.

The Credit Agreement dated as of July 15, 2005 is by, between and amongst the Company, and PNC Capital Markets, Inc. as lead arranger and PNC Bank, N.A. and three other lending institutions. The Credit Agreement is guaranteed by Blair Holdings, Inc., Blair Payroll LLC, Blair Credit Services Corporation and Blair International Holdings, Inc., each a wholly owned subsidiary of the Company. The Credit Agreement provides for $100 million in first and second lien credit facilities consisting of a senior secured first lien revolving credit facility not to exceed $75 million, which matures in July 2010, and a $25 million senior secured second lien term loan, which matured on November 4, 2005, the date of the close of the sale of the Company's receivables and credit granting activity pursuant to the Purchase Agreement. Upon the occurrence of an Event of Default (as such term is defined in the Credit Agreement), PNC and/or the other lending institutions may declare a default of the Credit Agreement and accelerate the loan pursuant to the terms of the Credit Agreement.

Transactions entered into under the RPA are considered secured borrowings and collateral transactions under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The securitization requires certain performance standards for the Company's accounts receivable portfolio in addition to complying with the covenants in the Credit Agreement. At September 30, 2005, $85 million was outstanding under the RPA. At December 31, 2004 and September 30, 2004, $15 million had been borrowed under the securitization. Borrowings are reflected on the balance sheet as short-term notes payable. For the nine months ended September 30, 2005 and September 30, 2004, the weighted average interest rate was 4.28% and 2.05%, respectively. The interest rate increases are due to the facilities' varying interest rates that fluctuate based on certain LIBOR indices, which tend to follow the recent increase in Federal Reserve rates. Interest paid for the three months and nine months ending September 30, 2005 was approximately $553,000 and $828,000, and for the three months and nine months ending September 30, 2004 were approximately $88,000 and $234,000, respectively.

The collateral for the Credit Agreement's revolving credit facility consists of all of the Company's and its subsidiaries assets, including, but not limited to, inventory, equipment, furniture, general intangibles, intellectual property, fixtures, certain real property and improvements, the common stock of the Company's domestic subsidiaries (excluding JLB Service Bank), as well as a negative and double negative pledge on the assets of the Company's direct and indirect foreign subsidiaries. The collateral for the Credit Agreement's term loan consists of a lien subordinate to the revolving credit facility on all the aforementioned assets. At the Company's option, any loan under the revolving credit facility or term loan shall bear interest at the Euro-Rate (calculated with reference to a LIBOR-based formula in accordance with the Credit Agreement) or a Base Rate (as that term is defined in the Credit Agreement), plus a margin, such margin to be calculated in accordance with a performance based pricing grid in the case of the revolving credit facility and a locked fixed spread in the case of the term loan. The Company is also required to pay a commitment fee, a letter of credit fee and reasonable out-of-pocket expenses pursuant to the Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

Liquidity and Sources of Capital- Continued

At September 30, 2005, the Company had borrowings outstanding of $143 million under the borrowing facilities. The Company had letters of credit totaling $15.4 million outstanding, which reduces the amount of borrowings available under the Credit Agreement. Outstanding letters of credit totaled $16.1 million at December 31, 2004, and $16.2 million at September 30, 2004. Letters of credit are comprised mainly of two categories. One such category is comprised of commercial letters of credit used for the purpose of purchasing goods from non-U.S. suppliers. The other category is comprised of performance guarantees for a consolidated subsidiary and insurance bonding purposes. All letters of credit have a term of one year or less.

The Company was in compliance with all debt covenants as of September 30, 2005. The Company believes it has adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

The following table and narrative highlight significant changes in cash and cash equivalents for the nine months ended September 30, 2005 and 2004.


                                                    Nine Months Ended
                                                       September 30
                                                                         Increase/
                                                2005         2004       (decrease)
                                            -----------------------------------------

Net cash provided by operating activities   $ 32,884,378   $ 3,943,327   $ 28,941,051
Net cash used in investing activities         (5,276,428)   (2,924,292)    (2,352,136)
Net cash used in financing activities        (61,325,073)   (2,008,153)   (59,316,920)
Effect of exchange rate changes on cash           55,172      10,978           44,194
                                            ------------------------------------------
Net decrease in cash and cash equivalents   $(33,661,951)  $  (978,140)  $(32,683,811)
                                            ==========================================


The $33.7 million decrease in cash and cash equivalents is primarily due to unfavorable cash flow from financing activities, offset to some extent by improved cash flow from operations. Net cash used in financing activities primarily resulted from increased borrowings of $128 million to facilitate the purchase of 4.4 million shares of common stock at $188.9 million in conjunction with the Company's tender offer, which was completed on August 16, 2005. Net cash provided by operating activities was $32.9 million for the nine months ended September 30, 2005, a $28.9 million increase compared to the same period in fiscal 2004. This increase is primarily attributable to favorable changes in several components of working capital. The primary factors of improved working capital are favorable changes to accounts receivable of $24.6 million, inventories of $7.6 million, trade accounts payable and accrued expenses of $3.7 million and deferred income taxes of $5.6 million, offset somewhat by lower provisions for doubtful accounts of $12.7 million.

Anticipated cash requirements during the balance of 2005 are primarily to fund capital expenditures and pay dividends. The Company expects to fund 2005 cash requirements with cash generated from operations, cash on hand and borrowings on the recently amended RPA and Amended Credit Agreement and the sale of the credit portfolio.

On July 20, 2005, the Company commenced a tender offer at $42.00 per share, for the purchase of 4.4 million shares of its outstanding common stock, or approximately 53%, at an aggregate price of $184.8 million. The tender offer was completed on August 16, 2005. The total cost of the tender offer transaction, including legal and professional fees incurred to execute the tender offer, was $188.95 million, or $42.94 per share. As a result of the repurchase of the shares, the Company had 3.9 million shares of common stock outstanding at September 30, 2005, compared to 8.2 million shares at September 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

Liquidity and Sources of Capital - Continued

Merchandise inventory turnover was 2.41 times at September 30, 2005, 2.61 times at December 31, 2004 and 2.81 times at September 30, 2004. Merchandise inventory as of September 30, 2005 was 10.4% higher than at December 31, 2004 and 9.4% lower than at September 30, 2004. The decrease in merchandise inventories from September 30, 2004 is primarily the result of inventory liquidation efforts associated with the Company's decision to close the Crossing Pointe and Allegheny Trail product lines.

The merchandise inventory levels are net of the Company's reserve for inventory obsolescence. The reserve totaled $2.6 million at September 30, 2005, $3.6 million at December 31, 2004 and $2.9 million at September 30, 2004. The reduction in the reserve for slow moving inventory is related to actual writedowns associated with the Company's decisions to discontinue its Crossing Pointe and the Allegheny Trail product lines, which resulted in one time writedowns of $1.9 million in 2005. These writedowns primarily were provided for in the December 31, 2004 obsolescence reserve. Due to the nonrecurring nature of the write-downs related to the discontinuance of these product lines, the obsolescence reserve at September 30, 2005 was significantly less than the reserve at December 31, 2004. Inventory write-offs and write-downs (reductions to below cost) charged against the reserve for obsolescence were $2.4 million in the first nine months of 2005 and $5.8 million in the first nine months of 2004. The closing of the Starbrick Outlet Store in January 2004, accounts for $2.4 million of the write-downs in the first nine months of 2004. These write-downs were primarily provided for in the December 31, 2003 obsolescence reserve. Management believes that the amount of the reserve for obsolescence is appropriate. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold based on the levels of merchandise inventory and merchandise purchases.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

Liquidity and Sources of Capital - Continued



                       9/30/05       Percent of       9/30/04        Percent of
                      Net Sales       Total Net      Net Sales        Total Net
  Product Line      (in millions)      Sales       (in millions)       Sales
--------------------------------------------------------------------------------

Womenswear             $212.1           65.0%         $232.9            64.2%
Menswear                 60.1           18.4%           61.0            16.8%
Home                     50.4           15.4%           49.2            13.6%
Crossing Pointe           0.3            0.1%           16.4             4.5%
Stores                    2.0            0.6%            2.2             0.6%
Allegheny Trail           1.6            0.5%            1.0             0.3%
                   -------------------------------------------------------------
Total                  $326.5          100.0%         $362.7           100.0%
                   =============================================================


                         9/30/05                   9/30/04
                       Merchandise               Merchandise
                        Inventory                 Inventory
   Product Line        (in millions)             (in millions)
--------------------------------------------------------------------------------

Womenswear                 $47.4                    $49.6
Menswear                    16.4                     17.2
Home                        10.9                      9.5
Crossing Pointe              0.0                      3.3
Stores                       0.0                      0.5
Allegheny Trail              0.0                      2.2
                   -------------------------------------------------------------
Total                      $74.7                    $82.3
                   =============================================================

On April 26, 2005, the Company entered into the Purchase Agreement with World Financial. Pursuant to the Purchase Agreement, the Company's credit portfolio was sold at par plus a premium on November 4, 2005. Additionally, on April 26, 2005, the Company and World Financial entered into the Program Agreement having a term of ten (10) years. The agreement has renewal provisions that require the mutual consent of the Company and World Financial. The accounting treatment for this transaction, to be recorded in the fourth quarter of 2005, will result in a gain on the sale of approximately $30.7 million. The gain on the sale will include the reversal of the allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2005 was $24.3 million. The gain will be reduced by legal, professional and severance costs associated with closing the transaction. The estimated total of these costs is $3 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

Liquidity and Sources of Capital - Continued

The Company anticipates that the annual impact of the transaction to its income before income taxes will be a net reduction in pre-tax income of $8 to $10 million, as financial benefits from the Alliance partnership will partially offset the income historically generated by the credit portfolio prior to divestiture. The impact on pre-tax income is based on the net effect of the elimination of finance charge revenue on time payment accounts, the provision for doubtful accounts and variable general and administrative expenses related to credit processing and administration of the receivable portfolio.

The Company used a portion of the net proceeds from the transaction to pay off all of its outstanding indebtedness.

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $5.9 million during the first nine months of 2005, compared to $2.9 million during the first nine months of 2004. Most of the $5.9 million capital expenditures in the first nine months of 2005 were attributable to improving the Company's information services capabilities as they support the order fulfillment and the outsourced credit origination functions.

Upon review of the Company's inventory liquidation strategy, the Company made the following decisions. In January 2004, the Company closed its outlet store located in Warren, Pennsylvania. This closure was effective at the close of business on January 16, 2004. The Company is considering alternative uses for the building. Evolvement of the Company's inventory liquidation strategy into more rapid and profitable methods of disposing obsolete and excess inventory led to this decision. Over the past three years, package insertions, telephone upsell promotions, sale catalogs and the e-commerce channel have proven to be more successful and profitable in moving inventory than the traditional outlet sales process. The building is a sheet metal warehouse design and the Company has considered the possible impairment of the facility. It is continuing to be used in other areas and maintained in an operating condition. Several options for additional and/or alternative uses are being explored for its future use. For these reasons, management believes the carrying value of $1.4 million of the facility is recoverable.

The Company is not currently using the Blair Warehouse Outlet building in Erie, Pennsylvania. The Company is seeking prospective buyers for the Erie facility. However, the sales process has taken longer than anticipated and the assets are no longer being classified as Held for Sale in accordance with SFAS No. 144. The building was not depreciated while classified as held for sale. A catch up journal entry was recorded for depreciation expense when the building was moved back to property, plant and equipment in the third quarter of 2004. Management believes the carrying value of the asset, after considering a $300,773 impairment charge taken in 2003 to reduce the value of the asset to its fair value less costs to sell, is deemed to be stated fairly at September 30, 2005. The facility will continue to be depreciated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

Contractual Obligations

The Company has contractual obligations consisting of capital leases for office and digital camera equipment, operating leases for buildings, data processing, office and telephone equipment, revolving credit facility and receivables purchase agreement.

                             Payments Due By Period

Contractual                            Less than         1 - 3        4 - 5       More than
Obligations             Total            1 year          years        years        5 years
----------------------------------------------------------------------------------------------

Capital Lease
  Obligations        $     43,789    $      4,730      $   39,059     $      -0-    $    -0-
Operating Leases       10,019,266         855,762       6,540,174      2,057,055     566,275
Unconditional
  Purchase
  Obligations -
  Outstanding
  Letters of Credit    15,400,000      15,400,000             -0-            -0-         -0-
Revolving Credit
  Facility             58,000,000      58,000,000             -0-            -0-         -0-
Receivables
  Purchase Agreement   85,000,000      85,000,000             -0-            -0-         -0-
----------------------------------------------------------------------------------------------
Total                $168,463,055    $159,260,492      $6,579,233     $2,057,055    $566,275
==============================================================================================


The Company has commercial commitments consisting of a revolving credit facility of $100 million and a receivables purchase agreement of $100 million. At September 30, 2005, $85 million of undivided interests in the receivables purchase agreement has been utilized.

                              Amount of Commitment
                              Expiration Per Period

                                  Total
Other Commercial                 Amounts       Less than       1 - 3         4 - 5      After 5
Commitments                     Committed       1 year         years         years       years
-------------------------------------------------------------------------------------------------

Revolving Credit Facility -
  effective 7/15/05          $100,000,000     $        -0-      $   -0-   $100,000,000   $  -0-
Receivables Purchase
Agreement effective 7/15/05   100,000,000      100,000,000          -0-            -0-      -0-
                            ---------------------------------------------------------------------
Total                        $200,000,000     $100,000,000      $   -0-   $100,000,000   $  -0-
                            =====================================================================


If an event of default should occur, payments and/or maturity of the lines of credit could be accelerated. The Company is not in default and does not expect to be in default of any of the provisions of the credit facilities. (See "Liquidity and Sources of Capital" for details of the Company's credit facilities).

The Company recently declared a quarterly dividend of $.15 per share payable on December 15, 2005. The Company has declared dividends for 288 consecutive quarters. Also, on November 8, 2005, the Company declared a special cash dividend of 15 cents per share. It is the Company's present intention to increase its regular quarterly cash dividend to 30 cents per share. The
Company will continue to evaluate its dividend practice on an ongoing basis.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

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

The allowance for returns is a deduction from customer accounts receivable. A monthly provision for anticipated returns is recorded as a percentage of gross sales, based upon historical experience. The provision is charged against gross sales to arrive at net sales, and actual returns are charged against the allowance for returns. Returns are generally more predictable as they settle within two-to-three months, but are impacted by season, new products and/or product lines, type of sale (cash, credit card, Blair Credit) and sales mix (prospect/customer). Management believes that the allowance for returns is sufficient to cover the returns that will occur after September 30, 2005 from sales prior to October 1, 2005. A change in the returns rate would cause changes in the provision for returns and the allowance for returns. Based on the Company's 2004 level of sales, net income would change by approximately $1.7 million, or $.21 per share, from a one percentage point change in the returns rate.

The reserve for inventory obsolescence and related items, inventory levels and write-downs, are discussed in "Liquidity and Sources of Capital" and "Future Considerations". Management believes that the reserve for inventory obsolescence is sufficient to cover the write-offs that will occur in future years on merchandise in inventory as of September 30, 2005. A change in the obsolescence rate would cause changes in cost of goods sold and the reserve for inventory obsolescence. Based on the Company's 2004 level of merchandise subject to obsolescence, net income would change by approximately $1.7 million, or $.21 per share, from a one percentage point change in the obsolescence rate.

The Company's advertising expense policy is as follows: Advertising and shipping supply inventories include printed advertising material and related mailing supplies for promotional mailings, which are generally scheduled to occur within two months. These direct-response advertising costs are then expensed over the period of expected future benefit, generally nine weeks.

At September 30, 2005, the Company had total gross deferred tax assets of $14.8 million. These assets relate principally to asset valuation reserves including bad debts, returns and inventory obsolescence. Based on recent historical earnings performance and current projections, management believes that a valuation allowance is not required against these deferred tax assets, except for the valuation allowance against state net operating losses and the Allegheny Trail inventory obsolescence reserve. The state net operating loss valuation allowance was provided due to its uncertainty of realization based upon the state's net operating loss carryforward rules. The Allegheny Trail inventory obsolescence reserve valuation allowance was provided due to the Company's decision to phase out this business by April 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

Impact of Inflation and Changing Prices

Although inflation has moderated in the United States economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. Historically, profit margins have been pressured by postal and paper rate increases. Paper rates increased 6.8% in the first nine months of 2005 and were unchanged in the first nine months of 2004. Postal rates increased on January 10, 1999, on January 7, 2001, on July 1, 2001 and again on September 30, 2002. Based on recent public communications by the United States Postal Service, postal rates are anticipated to increase in 2006. The Company spent approximately $55.2 million for postage and delivery services in the first nine months of 2005 compared to $61.5 million in the first nine months of 2004. The reduction in postage and delivery costs is related to the lower sales volume and reduced catalog circulation.

The Company principally uses the LIFO method of accounting for its merchandise inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces distortion in reported income due to increasing costs. However, the Company has been experiencing declining merchandise costs and the LIFO reserve has fallen to $2.8 million at September 30, 2005 compared to $3.8 million at December 31, 2004 and $4.5 million at September 30, 2004.

The World Trade Organization agreed that starting in January of 2005, quota on imported textile products would be removed. The elimination of this quota has resulted in lower priced textile products from most of the World Trade member countries. Because some member countries did not charge for quota, not all products have experienced lower costs. However, in most World Trade member countries, lower prices have ranged between 5% and 20%, depending on the category and the country of origin. These lower prices have resulted in lower landed duty paid prices for American importers.

In the third quarter of 2005, the Company achieved almost all of its merchandise production goals from the Chinese market and has received earlier than needed shipments, allowing the Company to take advantage of the pricing reductions. Concurrent with this activity, the US Government established safeguard quotas by category and country for the remainder of 2005, thereby reducing the potential to source merchandise at lower costs. Additionally, the recent natural disasters in the Gulf region have resulted in higher fuel prices which have negatively impacted inbound freight charges. The combination of these two factors suggests the merchandise price reductions realized in the first half of 2005 will be realized to a lesser extent in the second half of 2005.

Property, plant and equipment are continuously being expanded and updated. Major projects are discussed under "Liquidity and Sources of Capital". Assets acquired in prior years may be replaced at higher costs, but this will take place over many years. New assets, when acquired, will result in higher depreciation charges, but in many cases, due to technological improvements, savings in operating costs should result. The charges to operations for depreciation represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being used.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

Accounting Pronouncements - Continued

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note P to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions for the three months and nine months ended September 30, 2005 amounted to $430,000 and $480,000, and for the three months and nine months ended September 30, 2004 amounted to $19,000 and $221,000, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

Future Considerations - Continued

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

The Company is subject to market interest rate risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company utilizes variable-rate debt to manage its exposure to changes in interest rates. The Company does not expect changes in interest rates to have a material adverse effect on its income or cash flow in 2005. Based on the average daily balance of notes payable outstanding for the nine month period ended September 30, 2005 and 2004, a change of one percentage point in the interest rate would cause a change in interest expense of approximately $341,000 and $150,000, respectively.

                         ITEM 4. CONTROLS AND PROCEDURES

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005



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

The management of the Company, with the participation of each of the Chief Executive Officer and the Interim Chief Financial Officer of the Company, has evaluated the Company's internal control over financial reporting. On the basis of such evaluation, it has been determined that there have been no significant changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As a result, no corrective actions with regard to any significant deficiencies or material weaknesses were taken.

                           PART II. OTHER INFORMATION

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

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

         Not Applicable.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits

    (a)  Exhibits
          3.1   Restated Certificate of Incorporation (1)
          3.2   Amended and Restated Bylaws of Blair Corporation (2)
          4      Specimen Common Stock Certificate (3)
         10.1   Stock Accumulation and Deferred Compensation Plan for
                Directors (4)
         10.2   Blair Corporation 2000 Omnibus Stock Plan (5)
         10.3   Blair Credit Agreement (6)
         10.4   Amendment No. 2 to Credit Agreement (7)
         10.5   Amendment No. 3 to Credit Agreement (8)
         10.6   Amendment No. 4 to Credit Agreement (9)
         10.7   Amendment No. 5 to Credit Agreement (10)
         10.8   Change in Control Severance Agreement-Vice Presidents (11)
         10.9   Change in Control Severance Agreement-CEO and Senior Vice
                Presidents (12)
         10.10  Purchase, Sale and Capital Servicing Transfer Agreement (13)
         10.11  Private Label Credit Program Agreement (14)
         10.12  Amendment Agreement, dated as of July 15, 2005, which amends the Receivables Purchase Agreement (15)
         10.13  Amended and Restated Credit Agreement, dated as of
                July 15, 2005 (16)
         10.14  Agreement among Blair Corporation and Loeb, dated as of
                May 24, 2005 (17)
         10.15  Agreement among Blair Corporation, and Mr. Phillip Goldstein and Mr. Andrew Dakos, dated as of May 24, 2005 (18)
         10.16  Agreement among Blair Corporation, and Santa Monica and
                Mr. Lawrence Goldstein, dated as of May 25, 2005 (19)
         11     Statement regarding computation of per share earnings (20)
         31.1   CEO Certification pursuant to Section 302
         31.2   CFO Certification pursuant to Section 302
         32.1   CEO Certification pursuant to Section 906
         32.2   CFO Certification pursuant to Section 906

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                               September 30, 2005

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

(17) Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 27, 2005 (SEC File No. 1-878).

(18) Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on May 27, 2005 (SEC File No. 1-878).

                       BLAIR CORPORATION AND SUBSIDIARIES
                         (Unaudited) September 30, 2005

Item 6.  Exhibits - Continued

(19) Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on May 27, 2005 (SEC File No. 1-878).

(20) Incorporated by reference to Note V of the financial statements included herein.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.








                                                     BLAIR CORPORATION
                                           -------------------------------------
                                                       (Registrant)











Date:   November 9, 2005               By             JOHN E. ZAWACKI
---------------------------                -------------------------------------
                                                      JOHN E. ZAWACKI
                                           President and Chief Executive Officer


                                       By            LARRY J. PITORAK
                                           -------------------------------------
                                                     LARRY J. PITORAK
                                              Interim Chief Financial Officer


                                       By           MICHAEL R. DELPRINCE
                                           -------------------------------------
                                                    MICHAEL R. DELPRINCE
                                                        Controller




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



Date: November 9, 2005                                    JOHN E. ZAWACKI
----------------------                              ----------------------------
                                                          JOHN E. ZAWACKI
                                                           President and
                                                       Chief Executive Officer

                                                                   Exhibit 31.2

                                  CERTIFICATION

   I, Larry J. Pitorak, certify that:

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



Date: November 9, 2005                                   LARRY J. PITORAK
----------------------                           -------------------------------
                                                         LARRY J. PITORAK
                                                 Interim Chief Financial Officer

                                                                  Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Zawacki, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
      and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




 Date: November 9, 2005                        JOHN E. ZAWACKI
 ----------------------                 -----------------------------
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

                                                                   Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Larry J. Pitorak, Interim Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
      and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 Date: November 9, 2005                      LARRY J. PITORAK
 ----------------------               -------------------------------
                                             LARRY J. PITORAK
                                      Interim Chief Financial Officer











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