Form 10-K
period 2005-12-31
BLAIR CORP
filed 2006-03-08
CIK 71525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number 1-878
BLAIR CORPORATION

Incorporated in Delaware	I.R.S. Employer Identification Number:

220 Hickory Street	25-0691670
Warren, Pennsylvania 16366
(814) 723-3600
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, without nominal or par value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No
The aggregate market value, based upon the last sales price of $39.50 as quoted on The American Stock Exchange for June 30, 2005, of the common stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is approximately $326,163,864.
The registrant had 3,957,157 shares of common stock outstanding as of February 23, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS
(a) GENERAL.
Blair Corporation (the “Company”) was founded in 1910 by John L. Blair, Sr., and was incorporated in 1924 under the laws of the State of Delaware. The Company’s business consists of the sale of fashion apparel for men and women, plus a wide range of home products. Although the Company’s revenues are generated primarily through direct mail merchandising, the Company has transitioned into a multi-channel direct marketer, as an increasing amount of total sales revenue, approximately 17.9% in 2005, is being generated through its e-commerce Web sites, which were launched in 2000. The Company operates three retail stores, two in Pennsylvania and one in Delaware. The Company employs approximately 1,900 people. None of the Company’s employees are subject to collective bargaining agreements.
(b) INFORMATION REGARDING INDUSTRY SEGMENTS.
The Company operates as one reporting segment in the business of selling women’s and men’s fashion apparel and accessories and home furnishing items primarily through direct marketing sales. The Company has one operating segment. Retail store sales comprise less than 1% of the Company’s total net sales and the method used to distribute the Company’s products (United States Postal Service or United Parcel Service) is the same for 99% of the business (i.e., direct mail and internet). The Company’s customer base is comprised of individuals throughout the United States and is diverse in both geographic and demographic terms. Advertising is done mainly by means of catalogs, direct mail letters and the internet, which offer the Company’s merchandise.
The format of the information used by the Company’s CEO is consistent with the reporting format used in the Company’s 2005 Form 10-K and other external financial information. In addition, the Company utilizes one general ledger and one budget (which is categorized only by product line such as Womenswear, Menswear, Home and the stores) and does not operate by divisions.
The direct mail business represents approximately 81% of net sales, the internet accounts for approximately 18% and the retail component accounts for approximately 1%. The Company considers all of these components to be engaged in business activities from which revenues are earned and expenses are incurred relating to transactions of the same enterprise. Additionally, the Company’s segment reporting is consistent with the presentation made to the Company’s chief operating decision maker. For these reasons, the Company believes it has one reportable segment.
(c) DESCRIPTION OF BUSINESS.
The Company markets a wide range of merchandise, manufactured by a number of independent suppliers, both domestic and foreign. Suppliers located outside of the United States provided approximately 32% of the Company’s merchandise. Most of these suppliers have been associated with the Company for many years and manufacture products based upon the Company’s specifications. Suppliers are selected in accordance with their ability to produce high quality products in a cost-effective manner.
The Company markets its products mainly by direct mail. Catalogs and letters containing color folders depict the current styles of Womenswear (such as coordinates, dresses, tops, pants, skirts, lingerie, sportswear, suits, jackets, outerwear and shoes), Menswear (such as suits, shirts, outerwear, active wear, slacks, shoes, and accessories), and Home (such as bedspread ensembles, draperies, furniture covers, area rugs, bath accessories, kitchenware, gifts, collectibles and personal care items) are mailed directly to existing and prospective customers. Sales of the Menswear and Womenswear products accounted for 85% of the Company’s total sales in 2005, and sales of home products accounted for the remaining 15%.
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

As of December 31, 2005 the Company had $4,866,035 of backlog orders of which the Company reasonably did not expect to fill $511,420, compared to $5,946,766 of backlog orders as of December 31, 2004 of which the Company reasonably did not expect to fill $683,878. The majority of the backlog orders were the result of ordered items being out of stock at the time the order was originally placed. The reduction in backlog orders is the result of the Company’s enhanced inventory management efforts. Emphasis was placed on carrying greater quantities of recurring or staple products and, conversely, lower levels of newly introduced or untested products were maintained.
Media and co-op prospect advertising programs continue to be used as components of the Company’s customer acquisition strategy. The Company continued to expand its internet presence in 2005 generating $94.9 million in sales demand, approximately 18% of the Company’s total gross sales, as compared to approximately $91 million in sales demand or 16% in 2004. The Company launched its e-commerce Web sites in the third quarter of 2000 and has continued to expand its affiliate partnerships to extend the reach of the Web sites. The Company’s Web sites have also become an effective way to help liquidate excess inventory.
Both catalog mailings and letter mailings are mailed from commercial printers engaged by the Company. Orders for merchandise are processed at the Company’s corporate offices in Warren, Pennsylvania (telephone orders via the call centers in Franklin, Pennsylvania, Erie, Pennsylvania and Warren, Pennsylvania) and orders are filled and mailed from the Company’s Distribution Center in Irvine, Pennsylvania. All of the Company’s products are warehoused in its Irvine, Pennsylvania Distribution Center. Merchandise returns operations are located in Erie, Pennsylvania. The Company serves customers throughout the United States.
The Company has retail facilities in Grove City, Pennsylvania and Wilmington, Delaware.
(d) FOREIGN OPERATIONS AND EXPORT SALES.
The Company does not conduct export sales of merchandise from the United States.
The Company conducts its foreign operations through foreign offices maintained in Hong Kong, Taiwan, Singapore, India and China that directly source more than 32% of the Company’s merchandise from foreign suppliers. All activity is intercompany and the foreign offices have insignificant amounts of cash and fixed assets.
(e) AVAILABLE INFORMATION.
The Company makes available free of charge copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments made to these reports pursuant to Section 13(a) and 15(d) of the Exchange Act, on its Web site at www.blair.com. Such reports are posted as soon as reasonably practicable after being filed with the SEC.
ITEM 1A. RISK FACTORS
Significant increases in the costs associated with its direct mail business could negatively affect results of operations.
The Company incurs substantial costs associated with its catalog mailings, including paper, postage, and human resource costs associated with catalog layout and design, production and circulation and increased inventories. The cost of printing, paper and postage are governed by contracts and other long term arrangements which serve to mitigate the risk of sudden or unexpected increases. Most of these costs are incurred prior to mailing. As a result, it is not possible to adjust the costs of a particular advertising mailing to reflect the actual subsequent performance of the mailing. Since the direct mail business accounts for the majority of total net sales, any performance shortcomings experienced by the direct mail business, such as the damage or delay of delivery of catalogs or errors therein, would likely have a material adverse effect on the overall business, financial condition, results of operations and cash flows.
Net sales could be negatively impacted by a decline in response rates to advertising promotions, by a decline in operating results or a reduction in the customer file.
Response rates are impacted by the Company’s ability to continually develop and/or select the right merchandise assortment, maintain appropriate inventory levels and creatively present merchandise in a way that is appealing to customers. Consumer preferences cannot be predicted with certainty, as they continually change and vary from region to region. On average, the design process for apparel is initiated nine to ten months before merchandise is available to customers. Further, purchase commitments are made four to six months in advance. These lead times make it difficult to respond quickly to changing consumer preferences and magnify the consequences of any misjudgments made in anticipating customer preferences. Consequently, if the Company misjudges customer merchandise preferences or purchasing habits, sales may decline significantly, and markdowns may be required to significantly lower prices in order to sell excess inventory, which would result in lower margins.
Response rates to advertising promotions and, as a result, the net sales generated by each promotion, can be affected by other factors beyond the Company’s control such as weak economic conditions, and unseasonable weather in key geographic markets. In addition, a portion of all advertising promotions are to prospective customers. These promotions involve risks not present in promotions to existing customers, including lower and less predictable response rates. Additionally, it has become more difficult for the Company and other direct marketers to obtain quality prospect mailing lists, which may limit the Company’s ability to maintain the size of its active customer file. Lower response rates could result in lower-than-expected full-price sales, higher inventory levels and/or subsequently higher-than-expected clearance sales at substantially reduced margins.
In addition, the Company faces substantial competition from discount retailers for basic elements in the merchandise lines, and net sales may decline or grow at a reduced pace if it is unable to differentiate its merchandise and shopping experience from discount retailers. Further, the retail apparel industry has experienced significant price deflation over the past several years largely due to the downward pressure on retail prices caused by discount retailers.
The Company’s sales, revenue and operating income may be adversely impacted by changes in minimum customer credit scores determined by a third party.
Historically, Blair has managed its own credit portfolio and set the minimum credit scores a consumer must have to be entitled to purchase Blair merchandise on credit. Blair sold its receivables portfolio to World Financial Capital Bank, an industrial bank subsidiary of Alliance Data Systems Corporation in November, 2005, and going forward they will have discretion over the minimum credit score necessary to be eligible to purchase Blair merchandise on credit. If the bank decides to raise the applicable credit rating standards, certain consumers will no longer qualify to purchase Blair merchandise on credit, which could lower sales thereby lowering revenue and operating income.
Consumer concerns about purchasing items via the Internet as well as external or internal infrastructure system failures could negatively impact e-commerce sales and costs.
The e-commerce business is vulnerable to consumer privacy concerns relating to purchasing items over the Internet, security breaches, and failures of Internet infrastructure and communications systems. If consumer confidence in making purchases over the Internet declines as a result of privacy or other concerns, e-commerce sales could decline. The Company may be required to incur increased costs in order to address any system failures or security breaches.
The Company’s net sales, operating income and inventory levels fluctuate on a seasonal basis.
The Company experiences seasonal fluctuations in its net sales and operating income. Seasonal fluctuations also affect our inventory levels, since we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory. If we are not successful in selling inventory we may have to sell the inventory at significantly reduced prices or we may not be able to sell the inventory at all.
The Company’s sales and reputation depend on key vendors for timely and effective sourcing and delivery of quality merchandise.
As a direct marketer, business depends largely on the ability to fulfill orders on a timely basis. The Company generally maintains non-exclusive relationships with multiple vendors that manufacture its merchandise. However, there are no contractual assurances of continued supply, pricing or access to new products, and any vendor could discontinue selling to the Company at any time. If the Company was required to change vendors or if a key vendor was unable to timely supply desired merchandise in sufficient quantities on acceptable terms, delays in filling customer orders could be experienced resulting in lost sales and a decline in customer satisfaction.
The Company’s increasing reliance on direct sourcing from foreign vendors may negatively impact the cost to source and deliver merchandise.
As it continues to diversify merchandise sourcing opportunities, the Company expects to increase its investment in product development and source more merchandise directly from foreign vendors. For the year ended December 31, 2005, the Company was importer of record on approximately 32% of total merchandise purchases. The increased volume of purchases will further expose the Company to new and greater risks and uncertainties, the occurrence of which could substantially impact the Company’s ability to source merchandise through foreign vendors and to realize any perceived cost savings. Considerations include, among other things:

•	Failure of foreign vendors to adhere to quality assurance standards or standards for conducting business;

•	Changing or uncertain economic conditions, political uncertainties or unrest, or epidemics or other health or weather-related events in foreign countries resulting in the disruption of trade from exporting countries;

•	Restrictions on the transfer of funds or transportation delays or interruptions; and

•	Delays or cancellation of shipments as a result of geopolitical factors or other events related to factory or shipping lines.
The Company enforces a code of conduct that sets guidelines for vendors regarding employment practices such as wages and benefits, health and safety, working hours and working age, and for environmental, ethical and legal matters. Although management believes it is allocating appropriate resources to monitor compliance with such standards, if management or an outside third party discovers that any of the Company’s vendors are engaged in practices that materially violate vendor code of conduct or other generally accepted social responsibility standards, sales could be materially affected by any resulting negative publicity.
The Company may be unable to fill customer orders efficiently, which could negatively impact customer satisfaction.
If the Company is unable to efficiently process and fill customer orders, customers may cancel or refuse to accept orders, and customer satisfaction could be harmed. Considerations include, among other things:
•	Failures in the efficient and uninterrupted operation of customer service call centers or the Company’s sole distribution center, including system failures caused by telecommunications systems providers and order volumes that exceed present telephone or Internet system capabilities;

•	Delays or failures in the performance of third parties, such as shipping companies and the U.S. postal and customs services, including delays associated with labor disputes, labor union activity, inclement weather, natural disasters, health epidemics and possible acts of terrorism; and

•	Disruptions or slowdowns in order processing or fulfillment systems resulting from increased security measures implemented by U.S. customs, or from homeland security measures, telephone or Internet down times, system failures, computer viruses, electrical outages, mechanical problems, human error or accidents, fire, natural disasters or comparable events.
The Company’s success is dependent upon its senior management team.
The loss of key personnel could have a material adverse effect on the business. Furthermore, the location of the Company’s corporate headquarters outside of a major metropolitan area may make it more difficult to replace key employees who leave, or to add qualified employees needed to manage growth opportunities.
Any determination that the Company has a material weakness in its internal control over financial reporting could have a negative impact on stock price.
Management continues to apply significant management and financial resources to document, test, monitor and enhance internal control over financial reporting in order to meet the ongoing requirements of the Sarbanes-Oxley Act of 2002. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In addition, because of changes in conditions, the effectiveness of internal control may vary over time. Management cannot be certain that internal control systems will be adequate or effective in preventing fraud or human error. Any failure in the effectiveness of internal control over financial reporting could have a material effect on financial reporting or cause the Company to fail to meet reporting obligations, which upon disclosure, could negatively impact the market price of the Company’s common stock.
The Company’s stock price is susceptible to significant fluctuation.
Blair’s stock price may fluctuate substantially as a result of limited public float or as a result of quarter-to-quarter variations in the actual or anticipated financial results of Blair or other companies in the retail industry or markets served by Blair. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks and that have often been unrelated or disproportionate to the operating performance of these companies.
Changes in the Company’s business model will distort comparison of prior year financial results.
In November 2005, the Company sold its proprietary credit portfolio to a third party. As a result of this sale, the financial results of the Company will no longer reflect finance charge revenue on time payment accounts, provisions for doubtful accounts and overhead costs associated with servicing the proprietary credit program. As a result, 2006 period-to-period comparisons of its prior year results may be viewed negatively.

The Company’s business, results of operations and future financial performance will depend on the risk factors listed above, as well as other risk factors not currently known to management and the board of directors that may arise in the future. Any one or more of these risk factors could have a material adverse effect on the Company.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
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
The Company is not currently using the Blair Warehouse Outlet building in Erie, Pennsylvania. The Company is seeking prospective buyers for the Erie facility. A $300,773 impairment charge was taken in 2003 to reduce the value of this asset to its fair value less costs to sell. Subsequent to December 31, 2005, the Company received an offer to purchase the building. The Company’s Board of Directors has accepted the offer. The closing process is anticipated to be completed in the first half of 2006. The offer price, less estimated costs to sell, approximates net carrying value at December 31, 2005.
Upon review of the Company’s inventory liquidation strategy, the Company made the decision in January, 2004, to close its Starbrick warehouse outlet located in Starbrick, Pennsylvania. This closure was effective at the close of business on January 16, 2004. Evolvement of the Company’s inventory liquidation strategy into more rapid and profitable methods of disposing obsolete and excess inventory led to this decision. Over the past three years, package insertions, telephone upsell promotions, sale catalogs and the e-commerce channel have proven to be more successful and profitable in moving inventory than the traditional outlet sales process. The outlet building is a sheet metal warehouse design and the Company has considered the possible impairment of the facility. It is continuing to be used and maintained in an operating condition and several options for additional and/or alternative uses are being explored for its future use. An independent appraisal was performed on this property during the fourth quarter of 2005. Based on the results of the appraisal, the market value was $150,000 less than book value. Accordingly, a $150,000 impairment charge was taken in 2005. For all of these reasons, the Company does not believe further impairment of the facility is appropriate. The facility will continue to be depreciated.
The Company leases the following properties:
1.	Blair Retail Store (Wilmington, Delaware).

2.	Telephone Call Center (Erie, Pennsylvania).

3.	Telephone Call Center (Franklin, Pennsylvania).

4.	Blair Retail Store (Grove City, Pennsylvania).

5.	Blair Returns Center (Erie, Pennsylvania).

6.	International Trade Offices (Hong Kong, Taiwan, Singapore, India, and China).
In addition, four of the Company’s wholly-owned subsidiaries lease office space in the Wilmington, Delaware area, which they use as their principal offices.
Management believes that these properties are capable of meeting the Company’s anticipated needs for the near future.

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
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the American Stock Exchange (symbol: BL). The number of record holders of the Company’s common stock at December 31, 2005, was 1,929.

	2005			2004
	Sales Price		Dividends	Sales Price		Dividends
	High	Low	Declared	High	Low	Declared
First Quarter	$38.89	$32.80	$.15	$26.94	$23.75	$.15
Second Quarter	39.80	29.86	.15	29.35	25.25	.15
Third Quarter	45.16	36.89	.15	29.50	25.31	.15
Fourth Quarter	41.58	35.29	.30	36.70	28.00	.15
In August, 2005, the Company completed a tender offer for the purchase of 4,400,000 shares, or approximately 53% of its outstanding common stock, at $42.00 per share, and an aggregate price of $184.8 million. The total purchase price of the stock of $184.8 million, plus related expenses of $4.2 million, was recorded as treasury stock effective August 16, 2005. Neither the Company nor any of its affiliates repurchased any Company securities during the year ended December 31, 2004.
The Company currently intends to continue its policy of paying regular cash dividends; however, the Company will evaluate its dividend policy on an ongoing basis. The payment of future dividends is dependent on future earnings, capital requirements and financial condition.
ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31	2005	2004	2003	2002	2001
Net sales	$456,625,397	$496,120,207	$581,939,971	$568,545,582	$580,700,163
Net income	31,545,937	14,868,647	14,526,182	19,135,556	9,292,146
Total assets	193,094,287	351,238,844	345,975,803	344,097,432	324,113,329
Long-term debt	-0-	-0-	-0-	-0-	-0-
Per share:
Basic earnings	4.79	1.83	1.82	2.39	1.17
Diluted earnings	4.71	1.80	1.81	2.38	1.17
Cash dividends declared	.75	.60	.60	.60	.60
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Comparison of 2005 and 2004
Overview
During 2005, the Company made significant progress towards its strategy of focusing on its core customers in an effort to improve profitability and enhance shareholder value.
Net sales for 2005 decreased by 8.0% to $456.6 million from $496.1 million in 2004. Net income for 2005 was $31.5 million, $4.79 per basic share and $4.71 per diluted share, compared to $14.9 million, or $1.83 per basic share and $1.80 per diluted share, for 2004. Two major events took place in 2005 that account for the significant increase in net income and earnings per share from 2004 to 2005. These events, a tender offer and the sale of the Company’s credit portfolio, resulted in a significant increase in the Company’s return on invested capital.
In August 2005, the Company completed a tender offer to purchase 4,400,000 shares, or approximately 53% of its outstanding common stock, at $42 per share and aggregate price of $184.8 million. The total purchase price of the stock of $184.8 million, plus related expenses of $4.2 million, was recorded as treasury stock effective August 16, 2005. The significant reduction in weighted average shares outstanding has increased the ownership interest of the remaining shareholders and earnings per share. Without the reduction in outstanding shares, earnings per basic and diluted share, for 2005 were $3.83 and $3.78, respectively.
In November, 2005, the Company announced the completion of the sale of its credit portfolio to World Financial Capital Bank, an industrial bank subsidiary of Alliance Data Systems Corporation. The agreement between the two companies was announced on April 27, 2005, with the closing of the transaction occurring on November 4, 2005. Gross sale proceeds were $166.2 million, of which the Company used $143 million to repay debt primarily incurred in association with its August 2005 tender offer of 4.4 million shares. The net result of this transaction was a one-time gain of $27.7 million.
Net income and earnings per share results for the twelve months ended December 31, 2005, were favorably impacted by the one-time gain of $27.7 million from the sale of the Company’s credit portfolio. Further, net income was impacted by expenses of $4.9 million, or $0.48 per basic share and $0.47 per diluted share, based on weighted basic and diluted outstanding shares of 6,579,876 and 6,699,406, respectively, associated with the Company’s tender offer and severance costs. Expenses associated with the tender offer include loan origination fees and interest expense related to a credit facility to fund the tender offer, and a compensation expenditure resulting from the Company’s decision to repurchase stock acquired by employees under its stock option award program. Expenses also included severance costs for former employees who have separated from the company. Without the favorable impact of the aforementioned gain and the expenses noted in this paragraph, net income for 2005 was $16.9 million or $2.57 per basic share and $2.52 per diluted share as compared to $14.9 million or $1.83 per basic share and $1.80 per diluted share for 2004.
The financial performance of recurring operations was mixed in 2005. Net sales did not meet internal expectations. Lower response rates than was anticipated to catalog and especially letter mailings were a major contributing factor. Management believes the lower sales volume is attributable to several factors, including tightening of credit granting parameters for the first ten months of the year, customers’ acceptance of the fashion colors and styles that were featured during each mailing season and reduced customer file counts from reduced prospecting in 2004. Management also believes that the devastation and destruction caused by hurricanes Katrina and Rita, which hit the Gulf region within a few weeks of one another in August and September of 2005, contributed to the decline in the Company’s net sales during the last six months of 2005. In addition, it is management’s belief that the widespread economic effects of the sharp increase in gasoline prices during the third quarter 2005 may have had a negative effect on customer demand in the northern region of the country, which accounts for approximately 40% of the Company’s total demand.
Management continually evaluates its mailing contact strategy, including circulation plans, page counts and catalog density. There can be no assurance that the implementation of new initiatives in this area will improve sales productivity.
Offsetting the decline in profitability resulting from the net sales reduction were significant improvements in both margins and bad debt experience. Margins improved significantly due to deflationary experience on merchandise purchases, fewer promotions and less inventory liquidation costs. In the fourth quarter of 2004, the Company raised the acceptable FICO (Beacon) credit score that a customer is required to have in order to be eligible for Blair credit. This action favorably impacted delinquency rates and related bad debt experience for the ten months of 2005 prior to the sale of the Company’s proprietary credit portfolio to World Financial Capital Bank.
Finally, in furtherance of the Company’s decision to focus on core operations, on January 25, 2005, the Company decided to phase out its Allegheny Trail wholesale business. This process was substantially completed by April 30, 2005. The Company has evaluated the impact of phasing out the Allegheny Trail business on all assets associated with this operation. All appropriate reserves have been recorded. This decision did not have a significant negative effect on 2005 profitability. The Company’s intention is to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The decision to focus on core operations is based in part on the historical success of the Blair brand and an extensive consumer and brand strategy study undertaken by the Company in 2004 as part of its efforts to enhance profitability and shareholder value. Similar studies are planned in 2006 for the Menswear and Home product lines.
Results of Operation
Net income for 2005 increased 112.2% to $31.5 million or $4.79 basic earnings per share and $4.71 diluted earnings per share, compared to $14.9 million, or $1.83 basic earnings per share and $1.80 diluted earnings per share, in 2004. The significant increase in earnings is primarily related to the one-time gain on the sale of the Company’s proprietary credit program of $27.7 million.

Net sales for 2005 decreased $39.5 million to $456.6 million or 8.0% less than net sales for 2004. In addition to the internal and external factors discussed in the overview, in May, 2004, the Company announced that it would be discontinuing its Crossing Pointe catalog title at the end of 2004 and would be more fully focusing new business development efforts on the core Blair brand and its proven appeal to significant market segments. The elimination of the Crossing Pointe catalog title accounted for approximately $20 million of the net sales reduction. Further, on January 25, 2005, the Company decided to phase out its Allegheny Trail wholesale business. This process was substantially completed by April 30, 2005. The elimination of the Allegheny Trail wholesale business accounted for approximately $837,000 of the net sales reduction.
The provision for returned merchandise of $61.4 million as a percentage of gross sales decreased 66 basis points or $3.5 million in 2005 as compared to 2004. Management attributes this favorable change to improved product quality and fit.
Other revenue decreased approximately $8.6 million or 19.3% to $36.1 million in 2005 as compared to 2004. The decrease was primarily due to the elimination of finance charge revenues associated with the Company’s proprietary credit program. Subsequent to the sale of the Company’s proprietary credit program on November 4, 2005, the Company no longer realizes finance charge revenues on time payment accounts.
Cost of goods sold decreased $30.9 million or 13.1% to $204.1 million in 2005 compared to 2004. As a percentage of net sales, cost of goods sold was 44.7% in 2005 compared to 47.4% in 2004.
The Company’s gross profit, net sales less cost of goods sold, may not be comparable to that of other direct marketers, as some direct marketers include all costs related to their distribution network in cost of goods sold and others, such as Blair Corporation, may exclude a portion of these costs from cost of goods sold, including them in a line item such as general and administrative expenses.
The improvement in cost of goods sold as a percentage of net sales reflects an increase in direct sourcing, which significantly lowered merchandise acquisition costs. The Company plans to continue to expand internal product development and direct sourcing as part of its strategic initiatives to further reduce cost of goods and increase profitability. The Company’s direct sourcing offices, the Company’s only foreign operations, directly sourced more than 32% of the Company’s merchandise from foreign suppliers in 2005 as compared to 28% in 2004. The existence of these offices serves to lower the Company’s cost of acquiring merchandise. Other factors that contributed to improvement in the above percentage include a reduction in customer returns reflecting ongoing programs to improve merchandise quality, internal efforts to lower overall shipping costs and initiatives to lower overall inventory liquidation costs.
Advertising expense in 2005 decreased $9.0 million or 7.0% to $119.3 million. The Company’s more targeted mailings led to strategic adjustments to catalog and letter mailings, which resulted in slight increases in circulation. A significant reduction in Crossing Pointe catalog mailings, as a result of the Company’s decision to discontinue circulation of its 4 year old Crossing Pointe catalog title at the end of 2004, was offset by increases in catalog mailings to the Company’s core customers. The reduction in advertising expenses is the result of multiple initiatives undertaken by the Company in 2005 to reduce this cost. Increased use of the Company’s photo studio, implementing an in-house pre-press, and experiencing increased postal discounts that resulted from co-mailing of catalogs all contributed to the reduction in selling expenses. In addition to these factors, the Company’s long-term print contract with its primary printing vendor delivered significant savings in 2005.
The total number of catalog mailings released in 2005 was 711,000 or .4% greater than those released in 2004. The total number of letter mailings released in 2005 was 1.6 million or 4.7% greater than those released in 2004. The Company’s more targeted mailing strategy led to an increase in customer catalog mailings of 9.2 million or 6.5% and a reduction in prospect mailings of 8.4 million or 19.0%. The reduced prospect catalog circulation was attributable to reduced Crossing Pointe circulation in 2005 compared to 2004. Total circulation of the co-op and media advertising programs increased by 267.5 million pieces or 32.4% in 2005 as compared to 2004. The co-op and media advertising programs are primary resources for acquiring new customers.
The Company launched its e-commerce sites in the third quarter of 2000. In 2005, the Company generated $94.9 million in e-commerce sales demand as compared to $91.7 million in 2004. This increase in the e-commerce channel demand was achieved despite the discontinued Crossing Pointe catalog generating $8.3 million less online sales demand in 2005 compared to 2004.
General and administrative expense increased by $4.2 million or 3.2% in 2005 as compared to 2004. As a percent of net sales, general and administrative expenses were 29.7% for 2005 compared to 26.5% for 2004.
The 2005 general and administrative expenses include approximately $2.0 million of costs associated with financing the Company’s tender offer and the sale of the Company’s proprietary credit portfolio, which closed on November 4, 2005. Expenses associated with these events include the amortization of loan origination fees of $1.6 million, and a compensation expenditure of $427,000 resulting from the Company’s decision to repurchase stock acquired by employees under its stock option award program as part of the tender offer. Expenses also included severance costs of $2.6 million for former employees who have separated from the Company.
After excluding these additional expenses referred to in the previous paragraph, general and administrative expenses as a percent of net sales were 28.7% for the year ended December 31, 2005 compared to 26.5% for the year ended December 31, 2004. Reduced variable employee costs associated with lower sales volume served to lower general and administrative expense by $2.4 million and were more than offset by increased employee costs. Increased employee costs resulted from unfavorable health and workers compensation claims experience of $2.1 million and increased employee benefits associated with incentives and profit sharing related to improved earnings of $2.6 million.
The provision for doubtful accounts decreased $11.0 million from $22.7 million to $11.7 million or 48.5% in 2005 compared to 2004. The 2005 amount represents ten months of operation as the Company’s proprietary credit portfolio was sold to World Financial Capital Bank, an industrial bank subsidiary of Alliance Data Systems Corporation on November 4, 2005. In addition to having two less months of operations, the decrease is attributable to an 18.6% decrease in credit sales. The reduction in credit sales primarily relates to a change in credit granting philosophy and the elimination of the Crossing Pointe catalog title, which realized sales primarily via proprietary credit.
The estimated bad debt rate used in 2005 was 129 basis points lower than the bad debt rate used in 2004. The estimated bad debt rate decreased primarily due to reduced credit offers to prospects as well as improved delinquency and charge-off experience. Prospect credit offers traditionally result in higher bad debts. In the fourth quarter of 2004, the Company raised the acceptable FICO (Beacon) credit score that a customer is required to have in order to be eligible for Blair credit. This action positively impacted delinquency rates and related bad debt experience in 2005.
The net of interest expense and (income) increased by $691,223 in 2005 compared to 2004 and resulted in net interest expense of $568,466. Interest expense primarily reflects the impact of $85 million of borrowings under the receivables securitization and $58 million of borrowings under the revolving credit facility incurred to finance the tender offer. Furthermore, interest rates were higher in 2005 than in 2004. Interest income increased due to higher average cash balances and increased interest rates. At December 31, 2005, inventories were 1.1% lower. Further, gross customer accounts receivable have been eliminated as a result of the sale of the Company’s proprietary credit program in November of 2005. Average borrowings were up considerably in 2005 compared to 2004 as a result of the borrowings associated with the tender offer. The interest rate increases are due to the facilities’ varying interest rates that fluctuated based on certain LIBOR indices, which tend to follow the recent increases in Federal Reserve rates.
Other expense, net, decreased $174,866 or 78.9% to $46,833 in 2005 as compared to 2004. In 2004 the Company charged off approximately $300,000 of construction in progress related to its decision to phase out the Allegheny Trail business by April 30, 2005.
The gain on sale of the receivables portfolio was generated as a result of the Company’s decision to sell its proprietary credit portfolio at a premium to World Financial Capital Bank, an industrial bank subsidiary of Alliance Data Systems Corporation. The agreement between the two companies was announced on April 27, 2005, with the closing of the transaction occurring on November 4, 2005. Gross sale proceeds were $166.2 million, of which the Company used $143 million to repay debt primarily incurred in association with its August 2005 tender offer of 4.4 million shares. The favorable components of the gain include the premium received for the portfolio and the reversal of the allowance for doubtful accounts on the receivables sold. The gain was reduced by professional fees incurred to close the transaction and severance costs due to those employees who were terminated as part of transaction.
Income taxes as a percentage of income before income taxes were 35.8% in 2005 and 36.4% in 2004. The statutory federal income tax rate of 35% was impacted in 2005 by a change in estimated foreign tax credits and a lower effective state income tax rate.
Comparison of 2004 and 2003
Overview
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

The Company discontinued circulation of its Crossing Pointe catalog title as of December 31, 2004 and plans to phase out its Allegheny Trail wholesale business by April 30, 2005. The Company’s intention is to more fully focus on core operations. These decisions are based in part on the historical success of the Blair brand and its proven appeal to significant market segments.
Also contributing to the Company’s decision to focus on core operations were the findings of an extensive consumer and brand strategy study undertaken by the Company as part of its efforts to enhance profitability and shareholder value. The study, conducted with the assistance of a national marketing and strategy consulting firm, provided a deeper understanding of who the customer is, well beyond the demographics of age and income. The study suggests the Company’s core customer comprises a significant portion of the identified customer profiles. The Company believes that by focusing on these customer profiles it will be better positioned for increased profitability and enhanced shareholder value.
Results of Operation
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
Net sales for 2004 decreased $85.8 million to $496.1 million or 14.8% less than net sales for 2003. The decrease in net sales was primarily attributable to strategic decreases in catalog and letter mailings in an attempt to focus on the Company’s core Blair brand. In support of this strategic decision, during 2004, the Company eliminated unprofitable letter mailings and reduced the number of Crossing Pointe mailings. These efforts resulted in slightly improved advertising efficiency and reduced provisions for doubtful accounts. In May, 2004 the Company announced that it would be discontinuing its Crossing Pointe catalog title at the end of 2004 and would be more fully focusing new business development efforts on the core Blair brand and its proven appeal to significant market segments. The decision to focus on core operations is based in part on the historical success of the Blair brand and an extensive consumer and brand strategy study undertaken by the Company as a component of its efforts to enhance profitability and shareholder value. Actual response rates in 2004 were lower than in 2003 and were lower than expected levels for 2004.
The provision for returned merchandise ($71.7 million) as a percentage of gross sales decreased 57 basis points or $3.3 million in 2004 as compared to 2003. Management attributes this favorable change to improved product quality and fit, and to delivery efficiencies driven by its new fulfillment equipment.
Other revenue increased approximately $3.2 million or 7.6% to $44.7 million in 2004 as compared to $41.6 million in 2003. The increase was primarily due to increased finance charge revenues associated with the establishment of JLB Service Bank on August 20, 2003.
Cost of goods sold decreased $40.7 million or 14.8% to $235.0 million in 2004 compared to $275.7 million in 2003 as a result of decreased sales as described above. As a percentage of net sales, cost of goods sold was 47.4% in both 2004 and 2003.
The Company’s gross profit, net sales less cost of goods sold, may not be comparable to that of other direct marketers, as some direct marketers include all costs related to their distribution network in cost of goods sold and others, such as Blair Corporation, may exclude a portion of these costs from cost of goods sold, including them in a line item such as general and administrative expenses.
While costs of goods sold as a percent of net sales remained consistent with the prior year, multiple variables were considered in 2004. Serving to positively impact cost of goods sold by approximately $1.6 million were: deflationary experience on merchandise purchases, effective inventory management resulting in lower inventory liquidation costs, fewer promotions and lower customer merchandise returns. Cost of goods sold was negatively impacted by approximately $1.6 million in 2004 as a result of shipping a greater mix of packages in excess of one pound that increased shipping costs. The Company’s decision to carry more inventory led to fewer cancellations and provided the ability to ship more multiple unit orders. This led to increased shipping costs that were more than offset by reduced order fulfillment costs, resulting in lower warehouse staffing requirements. In addition, the basic profile of the products ordered by the customer also contributed to the increased average package weight in 2004. The Company’s International Trade Offices, the Company’s only foreign operations, directly sourced more than 28% of the Company’s merchandise from foreign suppliers in 2004 as compared to 33% in 2003. The existence of these offices serves to lower the Company’s cost of acquiring merchandise. All activity is intercompany and all merchandise is purchased in U.S. dollars. The foreign offices have insignificant amounts of cash and fixed assets, which are converted to U.S. dollars for financial statement purposes.

Advertising expense in 2004 decreased $28.1 million or 18.0% to $128.3 million. The Company’s more targeted mailings led to strategic decreases in catalog and letter mailings. This reduction includes the reduction in Crossing Pointe mailings as a result of the Company’s decision to discontinue circulation of its 4 year old Crossing Pointe catalog at December 31, 2004.
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
The Company launched its e-commerce sites in the third quarter of 2000. In 2004, the Company generated $91.7 million in e-commerce sales demand as compared to $84.3 million in 2003. This increase was achieved after considering the reduction in Crossing Pointe web demand associated with the Company’s decision to reduce Crossing Pointe mailings in 2004 as a precursor to discontinuing this catalog title in 2005.
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
The provision for doubtful accounts is based on current expectations (consumer credit and economic trends, etc.), sales mix (prospect/customer) and current and prior years’ experience, especially delinquencies (accounts over 30 days past due) and actual charge-offs (accounts removed from accounts receivable for non-payment). At December 31, 2004, the delinquency rate on open accounts receivable was 96 basis points lower than at December 31, 2003. Further, the charge-off rate for 2004 was 11 basis points less than the charge-off rate for 2003. The reduced charge off experience is the result of reduced customer and prospect credit marketing initiatives implemented in the second half of the year. The initial impact of raising the acceptable FICO (Beacon) score also contributed to reduced delinquencies. Due to the reduced credit risk associated with these initiatives, bad debt and related charge off experience decreased.
Recoveries of bad debts previously charged off have been credited back against the allowance for doubtful accounts. The allowance for doubtful accounts as a percentage of delinquent accounts is 2.8% lower than the prior year. At December 31, 2004, the allowance for doubtful accounts as a percentage of open accounts is 204 basis points less than December 31, 2003. Both statistics reflect the greater mix of customer (versus prospect) open accounts at year-end and a much smaller Crossing Pointe credit portfolio associated with the Company’s decision to discontinue its Crossing Pointe catalog title.
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
Interest income, net of interest expense, increased $43,000 or 54.2% to $122,757 in 2004 as compared to $79,613 in 2003. Interest income results from the Company’s investment of surplus cash into money market securities and other investments with a maturity of three months or less when purchased. Interest expense primarily reflects the impact of $15 million of borrowings that are required under the receivables securitization. At December 31, 2004, inventories were 1.5% lower and gross customer accounts receivable were 4.2% lower as compared to December 31, 2003. Average borrowings were comparable in 2004 to 2003. Interest rates trended up throughout 2004.

Other expense, net, decreased $38,000 or 14.7% to $221,699 in 2004 as compared to $260,035 in 2003. In 2004 the Company charged off $240,000 of construction in progress related to its decision to phase out the Allegheny Trail business by April 30, 2005. In 2003 the Company closed its outlet store in Erie, Pennsylvania. This facility is held for sale. A $300,773 impairment charge was taken in 2003 to reduce the value of the asset to its fair value less costs to sell. The balance of this line item is gain on foreign currency translation.
Income taxes as a percentage of income before income taxes were 36.4% in 2004 and 37.3% in 2003. The statutory federal income tax rate of 35% was favorably impacted in 2004 by a change in estimated foreign tax credits.
Liquidity and Sources of Capital
The Company has access to a $75 million credit facility pursuant to the terms of an amended and restated credit agreement dated as of July 15, 2005, by and among the Company, PNC Capital Markets, Inc. as lead arranger and PNC Bank, N.A. and three other lending institutions. The amended and restated credit agreement provides a senior secured first lien revolving credit facility not to exceed $75 million, which matures in July, 2010. Upon the occurrence of an Event of Default (as such term is defined in the amended and restated credit agreement), PNC and/or the other lending institutions may declare a default of the credit agreement and accelerate the loan pursuant to the terms of the credit agreement.
The collateral for the amended and restated credit agreement’s revolving credit facility consists of all of the Company’s and certain of its subsidiaries assets, including, but not limited to, inventory, equipment, furniture, general intangibles, intellectual property, fixtures, certain real property and improvements, and the common stock of Blair’s domestic subsidiaries, as well as a negative and double negative pledge of the assets of the Company’s direct and indirect foreign subsidiaries. At our option, any loan under the revolving credit facility shall bear interest at the Euro-Rate (calculated with reference to a LIBOR-based formula in accordance with the amended and restated credit agreement) or a Base Rate (as that term is defined in the amended and restated credit agreement), plus a margin, such margin to be calculated in accordance with a performance-based pricing grid. We are also required to pay a commitment fee and reasonable out-of-pocket expenses pursuant to the amended and restated credit agreement.
At December 31, 2005, the Company had no borrowings outstanding under the credit facility. The Company had letters of credit totaling $19.6 million outstanding, which reduces the amount of borrowings available under the amended and restated credit agreement. Outstanding letters of credit totaled $16.1 million at December 31, 2004. Letters of credit are comprised mainly of two categories. One such category is comprised of commercial letters of credit used for the purpose of purchasing goods from non-U.S. suppliers. The other category is comprised of performance guarantees for a consolidated subsidiary and insurance bonding purposes. All letters of credit have a term of one year or less.
Interest paid during 2005, 2004, and 2003 was approximately $1,196,000, $339,000, and $282,000, respectively. The higher level of interest in 2005 is primarily due to higher outstanding borrowings during the third quarter as the company partially financed a stock tender offer with debt.
The following table and narrative highlight significant changes in cash and cash equivalents for the years ended December 31, 2005 and 2004.

	Twelve Months Ended
		December 31
			Increase/
	2005	2004	(decrease)

Net cash provided by operating activities	$48,824,657	$21,342,668	$27,481,989
Net cash provided by (used in) investing activities	158,836,384	(4,623,552)	163,459,936
Net cash (used in) financing activities	(205,192,252)	(2,436,554)	(202,755,698)
Effect of exchange rate changes on cash	70,345	(102,616)	172,961

Net increase (decrease) in cash and cash equivalents	$2,539,134	$14,179,946	$(11,640,812)

Net cash provided by operating activities was $48.8 million for the year ended December 31, 2005, a $27.5 million increase over the same period in fiscal 2004. This increase is primarily attributable to favorable year-over-year changes in three primary components of working capital. The primary elements of improved working capital are favorable changes to accounts receivable ($14.5 million) and trade accounts payable ($14.6 million). In 2005, accounts receivable were eliminated as a result of the sale of the Company’s proprietary credit portfolio. These positive impacts were offset somewhat by an unfavorable change ($3.3 million) in prepaid expenses and other assets resulting from the timing of these expenditures.
Net cash provided by investing activities was greater by $163.5 million primarily due to the proceeds from the sale of the Company’s proprietary credit portfolio.
The $205.1 million reduction in net cash used in financing activities for the twelve months ended December 31, 2005 over the comparable period in 2004 is primarily attributable to the cost and related expenses of $189 million for the purchase of 4.4 million outstanding shares of the Company’s common stock in connection with a tender offer that was completed on August 16, 2005. The balance of the change pertains to the repayment of the $15 million borrowing under a Receivable Purchase Agreement. This agreement was terminated in November 2005.
Cash funding requirements in 2005 were primarily for the tender offer, capital expenditures and shareholder dividend payments. The Company expects to fund 2006 requirements with cash provided from operations, cash on hand supplemented as needed by borrowings under the current credit facility.
The Company was in compliance with all debt covenants as of December 31, 2005. The Company believes it has adequate financial resources to support anticipated short-term and long-term capital needs and commitments.
Merchandise inventory turnover was 2.4 at December 31, 2005, 2.6 at December 31, 2004, and 3.4 at December 31, 2003. Merchandise inventory as of December 31, 2005, increased 5.4% from December 31, 2004, and increased 7.9% from December 31, 2003. Merchandise inventory levels have been generally higher from December 31, 2004, through December 31, 2005, due to strategic efforts to increase inventory levels for recurring merchandise items in an effort to improve fill rates and related customer service levels.
The merchandise inventory levels are net of the Company’s reserve for inventory obsolescence. The reserve totaled $1.5 million at December 31, 2005, $3.6 million at December 31, 2004 and $3.6 million at December 31, 2003. Inventory write-offs and write-downs (reductions to below cost) charged against the reserve for obsolescence were $2.6 million in 2005, $6.3 million in 2004 and $4.9 million in 2003. The Company’s decisions to discontinue its Crossing Pointe catalog title in late 2004 and to phase out the Allegheny Trail wholesale business by April 30, 2005, resulted in writedowns of approximately $1.9 million. These writedowns were primarily provided for in the December 31, 2004, inventory obsolescence reserve. In addition, the Company focused on reducing inventory liquidation costs in 2005. The combination of enhanced Internet clearance activity and improved merchandise purchasing strategies resulted in less liquidation inventory on hand and greater recovery rates as a percent of cost for the inventory that required liquidation. Due to the nonrecurring nature of the Crossing Pointe and Allegheny Trail write-downs and improved recovery rates on liquidated merchandise, the obsolescence reserve at December 31, 2005, is appropriately lower than the reserve at December 31, 2004, on comparable inventory levels. Management believes that the amount of the reserve for obsolescence is appropriate. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold, based on the levels of merchandise inventory and merchandise purchases.
The Company operates as one business segment consisting of the Womenswear, Menswear, Home and Stores product lines. An operating segment is identified as a component of an enterprise for which separate financial information is available for evaluation by the chief decision-maker, or decision-making group, in deciding on how to allocate resources and assess performance. The Stores product line was added in the first quarter of 2004 reflecting a reclassification within the segment from the other product lines to this product line. The Crossing Pointe and Allegheny Trail product lines were discontinued as of April 30, 2005.
On January 25, 2005, the Company decided to phase out its Allegheny Trail wholesale business by April 30, 2005. The Company’s intention is to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The decision to focus on core operations is based in part on the historical success of the Blair brand and an extensive consumer and brand strategy study undertaken by the Company as part of its efforts to enhance profitability and shareholder value. Inventory remaining after the phase out of Allegheny Trail was sold to a third party below cost. The write-down below cost associated with this inventory liquidation effort was $1.5 million. These writedowns were provided for in the December 31, 2004 inventory obsolescence reserve. The Company has evaluated the impact of phasing out the Allegheny Trail business on all assets associated with its operation. Management believes all appropriate reserves have been recorded. This decision did not have a negative effect on 2005 profitability.
The table below also reflects the Company’s decision to discontinue its 4 year old Crossing Pointe catalog title at December 31, 2004. This decision positively impacted 2005 performance by $5.4 million as a result of eliminating unprofitable sales. Crossing Pointe sales, due to the start up nature of the catalog, typically realized lower margins, higher selling expenses and higher bad debt rates.

The following tables illustrate the percent of net sales and merchandise inventory that each product line represents.

	12/31/05	Percent of	12/31/04	Percent of	12/31/03	Percent of
	Net Sales	Total Net	Net Sales	Total Net	Net Sales	Total Net
Product Line	(in millions)	Sales	(in millions)	Sales	(in millions)	Sales
Womenswear	$293.8	64.3%	$310.6	62.6%	$365.9	62.9%
Menswear	90.3	19.8%	96.1	19.4%	100.6	17.3%
Home	67.7	14.8%	64.9	13.1%	68.5	11.8%
Crossing Pointe	0.3	0.1%	20.0	4.0%	39.6	6.8%
Stores	2.9	0.6%	3.1	0.6%	6.5	1.1%
Allegheny Trail	1.6	0.4%	1.4	0.3%	0.8	0.1%

Total	$456.6	100.0%	$496.1	100.0%	$581.9	100.0%

	12/31/05	12/31/04	12/31/03
	Merchandise	Merchandise	Merchandise
	Inventory	Inventory	Inventory
Product Line	(in millions)	(in millions)	(in millions)
Womenswear	$47.2	$42.9	$41.0
Menswear	13.4	14.3	6.9
Home	10.6	8.4	6.5
Crossing Pointe	.0	0.2	6.4
Stores	.0	0.4	3.8
Allegheny Trail	.0	1.4	1.4

Total	$71.2	$67.6	$66.0

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $8.0 million during 2005, $4.6 million during 2004 and $7.2 million during 2003. Most of the $8.0 million of capital expenditures in 2005 were attributable to the previously announced modernization and enhancement of the Company’s fulfillment operations of $2.2 million and necessary investment in equipment and programs of $3.0 million to facilitate the conversion of the Company’s legacy systems for its credit portfolio in connection with the sale of the credit portfolio to World Financial Bank, a wholly owned subsidiary of Alliance Data Systems.
Capital expenditures are projected to be approximately $25.9 million in total for the years 2006, 2007, 2008. Approximately $18.7 million of the $25.9 million is attributable to improving our information services capabilities as they support the order taking and order fulfillment functions.
Upon review of the Company’s inventory liquidation strategy, the Company made the decision in January, 2004, to close its outlet store located in Warren, Pennsylvania. This closure was effective at the close of business on January 16, 2004. Evolvement of the Company’s inventory liquidation strategy into more rapid and profitable methods of disposing obsolete and excess inventory led to this decision. Over the past three years, package insertions, telephone upsell promotions, sale catalogs and the e-commerce channel have proven to be more successful and profitable in moving inventory than the traditional outlet sales process. The store building is a sheet metal warehouse design and the Company has considered the possible impairment of the facility. It is continuing to be used and maintained in an operating condition and several options for additional and/or alternative uses are being explored for its future use. An independent appraisal was performed on this property during the fourth quarter of 2005. Based on the results of the appraisal, the market value was $150,000 less than book value. Accordingly, a $150,000 impairment charge was taken in 2005. For all of these reasons, the Company does not believe further impairment of the facility is appropriate. The facility will continue to be depreciated.
The Company is not currently using the Blair Warehouse Outlet building in Erie, Pennsylvania. Because the sales process has taken longer than anticipated, the asset is no longer being classified as Held for Sale in accordance with SFAS No. 144. An independent appraisal was performed on this property during the fourth quarter of 2005. Based on the results of the appraisal, the market value exceeds carrying value. Therefore, the carrying value of the asset, after considering a $300,773 impairment charge taken in 2003 to reduce the value of the asset to its fair value less costs to sell, is deemed to be stated fairly at December 31, 2005. The facility will continue to be depreciated. Subsequent to December 31, 2005, the Company received an offer to purchase the Erie facility. The offer price, less estimated costs to sell, approximates net carrying value at December 31, 2005. The closing process is anticipated to be completed in the first half of 2006.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Contractual Obligations
The Company has contractual obligations consisting of capital leases for office and digital camera equipment, operating leases for buildings, data processing, office and telephone equipment, revolving credit facility and receivables purchase agreement.
Payments Due By Period

		Less than	1 – 3	4 – 5	More than 5
Contractual Obligations	Total	1 year	years	years	years

Capital Lease Obligations	$37,262	$21,568	$15,694	$—	$—
Operating Leases	9,638,901	3,134,551	4,909,201	1,538,196	56,953
Unconditional Purchase Obligations – Outstanding Letters of Credit	19,600,000	19,600,000	—	—	—
Revolving Credit Facility	—	—	—	—	—

Total	$29,276,163	$22,756,119	$4,924,895	$1,538,196	$56,953

The Company has commercial commitments consisting of a revolving credit facility of $75 million.
Amount of Commitment
Expiration Per Period

Other Commercial	Total Amounts	Less than	1 – 3	4 – 5	After 5
Commitments	Committed	1 year	years	years	years

Revolving Credit Facility - effective 7/15/05	$75,000,000	$—	$75,000,000	$—	$—

Total	$75,000,000	$—	$75,000,000	$—	$—

If an event of default should occur, payments and/or maturity of the lines of credit could be accelerated. The Company is not in default and does not expect to be in default of any of the provisions of the credit facility. (See “Liquidity and Sources of Capital” for details of the Company’s credit facility).
The Company recently declared a quarterly dividend of $.30 per share payable on March 15, 2006 which represents an increase of $.15 per share from its prior regular cash dividend of $.15 per share. The Company has declared dividends for 289 consecutive quarters. It is the Company’s intent to continue paying dividends; however, the Company will evaluate its dividend practice on an ongoing basis. (See “Future Considerations.”)
Future cash needs beyond 2005 will be financed by cash flow from operations, available cash on hand, existing borrowing arrangements and, if needed, other financing arrangements that may be available to the Company. The Company’s current projection of future cash requirements may be affected by numerous factors, including changes in sales volume, operating cost fluctuations and revised capital spending activities.
Critical Accounting Policies
Preparation of the Company’s financial statements requires the application of a number of accounting policies, which are described in “Note 1. Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” The critical accounting policies, which if interpreted differently under different conditions or circumstances could result in material changes to the reported results; deal with properly valuing accounts receivable and inventory. Properly valuing accounts receivable and inventory requires establishing proper reserve and allowance levels, specifically the allowances for doubtful accounts and returns, and the reserve for inventory obsolescence. The Company’s senior financial management and the

Company’s auditors (Ernst & Young) review the critical accounting policies and estimates with the Audit Committee of the Board of Directors.
The Company’s revenue recognition policy is as follows: Sales (cash, Blair Credit, or third party credit card) are recorded when the merchandise is shipped to the customer in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition.
Finance charges on time payment accounts are recognized on an accrual basis of accounting. As a result of the sale of the Company’s proprietary credit portfolio in November, 2005, finance charges on time payment accounts are no longer recognized.
The allowance for doubtful accounts and related items, provision for doubtful accounts and Blair Credit, are discussed in “Results of Operations,” “Liquidity and Sources of Capital” and “Future Considerations.” A change in the bad debt rate would cause changes in the provision for doubtful accounts and the allowance for doubtful accounts. Based on the Company’s 2005 level of credit sales and finance charges for the ten months prior to the sale of the credit portfolio, net income would change by approximately $1.6 million, or $.25 per share, from a one percentage point change in the bad debt rate. As a result of the sale of the Company’s proprietary credit portfolio in November, 2005, provisions for doubtful accounts are no longer provided.
The allowance for returns is recorded as a current liability. A monthly provision for anticipated returns is recorded as a percentage of gross sales, based upon historical experience. The provision is charged against gross sales to arrive at net sales, and actual returns are charged against the allowance for returns. Returns are generally more predictable as they settle within two-to-three months but are impacted by season, new products and/or product lines, type of sale (cash, credit card, Blair Credit) and sales mix (prospect/customer). The Company feels that the allowance for returns is sufficient to cover the actual returns that will occur in 2006 on 2005 sales. A change in the returns rate would cause changes in the provision for returns and the allowance for returns. Based on the Company’s 2005 level of sales, net income would change by approximately $1.5 million, or $.23 per share, from a one percentage point change in return rate.
The reserve for inventory obsolescence and related items, inventory levels and write-downs, are discussed in “Liquidity and Sources of Capital” and “Future Considerations.” The Company feels that the reserve for inventory obsolescence is sufficient to cover the write-offs that will occur in future years on merchandise in inventory as of December 31, 2005. A change in the obsolescence rate would cause changes in cost of goods sold and the reserve for inventory obsolescence. Based on the Company’s 2005 level of merchandise subject to obsolescence, net income would change by approximately $1.6 million, or $.24 per share, from a one percentage point change in the obsolescence rate.
The Company’s advertising expense policy is as follows: Advertising and shipping supply inventories include printed advertising material and related mailing supplies for promotional mailings, which are generally scheduled to occur within two months. These direct-response advertising costs are then expensed over the period of expected future benefit, generally nine weeks.
At December 31, 2005, the Company had total net current deferred tax assets of $731,000. These assets relate principally to asset valuation reserves including returns and inventory obsolescence. Based on recent historical earnings performance and current projections, management believes that a valuation allowance is not required against these deferred tax assets, except for the valuation allowances against state net operating losses. The state net operating loss valuation allowance was provided due to its uncertainty of realization based upon the state’s net operating loss carryforward rules.
Impact of Inflation and Changing Prices
Although inflation has moderated in our economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. Historically, profit margins have been pressured by postal and paper rate increases. Paper rates increased approximately 2% in 2005, realized a 5% increase in 2004 and were flat in 2003. Postal rates increased on January 7, 2001, on July 1, 2001, on June 30, 2002 and again on January 9, 2006. The Company spent approximately $76.7 million for postage and delivery services in 2005.
The Company principally uses the LIFO method of accounting for its merchandise inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces distortion in reported income due to increasing costs. However, the Company has been experiencing declining merchandise costs and the LIFO reserve has fallen to $1.2 million at December 31, 2005, from $3.8 million at December 31, 2004. The LIFO reserve was $4.5 million at December 31, 2003.

Under the “General Agreements on Tariffs and Trade,” textile quotas were eliminated from all participating “World Trade Organization” countries on January 1, 2005. The elimination of textile quotas resulted in the reduction of apparel costs that varied from 5 — 20% worldwide. This also forced countries that had previous “Free Trade Agreements” with the United States to reduce costs in order to remain competitive and maintain market share. The reduction in costs has resulted in lower cost of merchandise for American importers of apparel.
Property, plant and equipment are continuously being expanded and updated. Major projects are discussed under “Liquidity and Sources of Capital”. Assets acquired in prior years will be replaced at higher costs but this will take place over many years. New assets, when acquired, will result in higher depreciation charges, but in many cases, due to technological improvements, savings in operating costs should result. The charges to operations for depreciation represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being used.
Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than January 1, 2006. The Company plans to adopt SFAS No. 123(R) on January 1, 2006.
As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments, including stock options, granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Upon adoption of SFAS No. 123(R) in 2006, the company will recognize expenses of approximately $100,000 related to the unvested stock options at December 31, 2005. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $660,000, $411,000, and $129,000 in 2005, 2004 and 2003, respectively.
Future Considerations
The Company is faced with the ever-present challenge of maintaining and expanding its customer file. This involves the acquisition of new customers (prospects), the conversion of new customers to established customers (active repeat buyers) and the retention and/or reactivation of established customers.
These actions are vital in growing the business but are being negatively impacted by increased operating costs, increased competition in the retail sector, high levels of consumer debt, varying consumer response rates and an uncertain economy. The preceding factors can also negatively impact the Company’s ability to properly value inventories by making it more difficult to establish proper reserve and allowance levels, specifically, the allowances for returns and the reserve for inventory obsolescence.
The Company’s marketing strategy includes targeting customers in the “40 to 75, low-to-moderate income” market. Success of the Company’s marketing strategy requires investment in database management, digital asset management, campaign management, financial and operating systems, prospecting programs, catalog marketing, new product lines, telephone call centers, e-commerce and fulfillment operations. Management believes that these investments should improve Blair Corporation’s position in new and existing markets and provide opportunities for future earnings growth.
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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Forward-looking statements in this report, including without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements are included in, but not limited to, this ITEM 7.
Investors are cautioned that such forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company’s plans and results of operations will be affected by the Company’s ability to manage its growth and inventory; (iii) external factors such as, but not limited to, changes in consumer response rates, success of new business lines and increases in postal, paper and printing costs; and (iv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The carrying amounts of cash, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The interest rates on the Company’s securitized and revolving credit facilities are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of the Company’s borrowings also approximate fair value.
The Company is subject to market interest rate risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company utilizes variable-rate debt to manage its exposure to changes in interest rates. The Company does not expect changes in interest rates to have a material adverse effect on its income or cash flow in 2006. A change of one percentage point in the interest rate would cause a change in interest expense, based on the Company’s levels of debt for the years 2005 and 2004, of approximately $268,301 and $150,000, respectively.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 15 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.
There were no significant changes in the Company’s internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company’s internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
On February 26, 2004, the Company adopted a Code of Ethics for its Principal Executive Officer and Senior Financial Officer (the “Code of Ethics”). A copy of the Code of Ethics is filed as Exhibit 14 to the 2003 Annual Report of Form 10-K. The Code of Ethics is also available free of charge by writing to the Secretary of Blair Corporation, 220 Hickory Street, Warren, Pennsylvania, 16366.
Information regarding directors and executive officers of the Company appearing under the caption “Election of Directors” in the 2006 Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on March 20, 2006, is hereby incorporated by reference.
Certain information regarding section 16 of the Exchange Act reporting by directors, officers and beneficial owners of more than ten percent (10%) of the Company’s common stock appearing under caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement is hereby incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information appearing under the caption “Executive Compensation” in the 2006 Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2005.
Equity Compensation Plan Information

(c)
Number of Securities
	(a)	(b)	Remaining
	Number of Securities	Weighted Average	Available for Future
	to be Issued Upon	Exercise Price of	Issuance
	Exercise of	Outstanding	Under Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a)
Equity Compensation Plans Approved by Stockholders	111,608	$22.02	530,278
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	111,608	$22.02	530,278

Information setting forth the security ownership of certain beneficial owners and management appearing under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the 2006 Proxy Statement is hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Not applicable.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Principal Accountant Fees and Services” in the 2006 Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES.
(2)	Financial Statement Schedules. SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS is being filed as part of this report on Form 10-K pursuant to Item 15(c), and should be read in conjunction with the consolidated financial statements of the Company described in Item 15(a)(1) above, which such Schedule II follows at page F-25.
All other schedules set forth in the applicable accounting regulations of the Securities and Exchange Commission either are not required under the related instructions or are not applicable and, therefore, have been omitted.
(3) List of Exhibits.
The exhibits filed as a part of this Form 10-K are as follows (filed herewith unless otherwise noted):

3.1	Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of Blair Corporation (2)

4	Specimen Common Stock Certificate (3)

10.1	Stock Accumulation and Deferred Compensation Plan for Directors (4)

10.2	Blair Corporation 2000 Omnibus Stock Plan (5)

10.3	Blair Credit Agreement (6)

10.4	Amendment No. 2 to Credit Agreement (7)

10.5	Amendment No. 3 to Credit Agreement (8)

10.6	Amendment No. 4 to Credit Agreement (9)

10.7	Amendment No. 5 to Credit Agreement (10)

10.8	Change in Control Severance Agreement – Vice Presidents (11)

10.9	Change in Control Severance Agreement – CEO and Senior Vice Presidents (12)

10.10	Purchase, Sale and Capital Servicing Transfer Agreement (13)

10.11	Private Label Credit Program Agreement (14)

10.12	Amendment Agreement, dated as of July 15, 2005, which amends the Receivables Purchase Agreement (15)

10.13	Amended and Restated Credit Agreement, dated as of July 15, 2005 (16)

10.14	Agreement among Blair Corporation and Loeb, dated as of May 24, 2005 (17)

10.15	Agreement among Blair Corporation and Mr. Phillip Goldstein and Mr. Andrew Dakos, dated as of May 24, 2005 (18)

10.16	Agreement among Blair Corporation and Santa Monica and Mr. Lawrence Goldstein, dated as of May 25, 2005 (19)

11	Statement regarding computation of per share earnings (20)

14	Code of Ethics (21)

21	Subsidiaries of Blair Corporation

23	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification pursuant to Section 302

31.2	CFO Certification pursuant to Section 302

32.1	CEO Certification pursuant to Section 906

32.2	CFO Certification pursuant to Section 906

(1)	Incorporated herein by reference to Exhibit A to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 1995 (SEC File No. 1-878).

(2)	Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 19, 2000 (SEC File No. 333-41772).

(3)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 19, 2000 (SEC File No. 333-41770).

(4)	Incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed with the SEC on March 20, 1998 (SEC File No. 1-878).

(5)	Incorporated herein by reference to Appendix A to the Company’s Proxy Statement filed with the SEC on March 14, 2003 (SEC File No. 1-878).

(6)	Incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on January 9, 2002 (SEC File No. 1-878).

(7)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 8, 2003 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(8)	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 9, 2004 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(9)	Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of the Company filed with the SEC on March 1, 2005 (SEC File No. 1-878). Certain schedules to the Agreement have been omitted.

(10)	Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 6, 2005 (SEC File No. 1-878). Certain schedules to the Agreement have been omitted.

(11)	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 9, 2004 (SEC File No. 1-878).

(12)	Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 9, 2004 (SEC File No. 1-878).

(13)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 27, 2005 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(14)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on April 27, 2005 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(15)	Incorporated herein by reference to Exhibit (b) (i) to the Company’s Schedule TO filed with the SEC on July 20, 2005 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(16)	Incorporated herein by reference to Exhibit (b) (ii) to the Company’s Schedule TO filed with the SEC on July 20, 2005 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 27, 2005 (SEC File No. 1-878).

(18)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 27, 2005 (SEC File No. 1-878).

(19)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on May 27, 2005 (SEC File No. 1-878).

(20)	Incorporated by reference to Note 5 of the financial statements included herein.

(21)	Incorporated by reference to Exhibit 14 to the 2003 Annual Report on Form 10-K of the Company filed with the SEC on March 15, 2004 (SEC File No. 1-878).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BLAIR CORPORATION (Registrant)

Date: March 8, 2006	By:	/s/ John E. Zawacki

John E. Zawacki
President and
Chief Executive Officer

	By:	/s/ Larry J. Pitorak

Larry J. Pitorak
Interim Chief Financial Officer

	By:	/s/ Michael R. DelPrince

Michael R. DelPrince
Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 8, 2006	By:	/s/ Craig N. Johnson

Craig N. Johnson
Chairman of the Board of Directors

Date: March 8, 2006	By:	/s/ John E. Zawacki

John E. Zawacki
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date: March 8, 2006	By:	/s/ John O. Hanna

John O. Hanna
Director

Date: March 8, 2006	By:	/s/ Michael A. Schuler

Michael A. Schuler
Director

Date: March 8, 2006	By:	/s/ Murray K. McComas

Murray K. McComas
Director

Management’s Annual Report on Internal Control Over Financial Reporting
The management of Blair Corporation and Subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management utilizes the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.
As of December 31, 2005, based on management’s evaluation of the effectiveness of the Company’s internal control over financial reporting, the Company has concluded that its internal control over financial reporting is effective for the purpose of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. In addition, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.
Ernst & Young, the registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Blair Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Blair Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blair Corporation and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Blair Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Buffalo, New York
February 21, 2006

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of Blair Corporation and Subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Blair Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Blair Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Blair Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Blair Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Blair Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 21, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Buffalo, New York
February 21, 2006

Blair Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$53,099,129	$50,559,995
Customer accounts receivable, less allowances for doubtful accounts of $33,534,380 in 2004	—	151,196,475
Receivables, less allowances for doubtful accounts	2,987,832	2,072,817
Inventories:
Merchandise	71,217,282	67,597,084
Advertising and shipping supplies	12,146,732	16,697,349

	83,364,014	84,294,433
Deferred income taxes (Note 6)	731,000	10,657,000
Prepaid expenses	2,781,777	2,210,181

Total current assets	142,963,752	300,990,901

Property, plant, and equipment:
Land	1,142,144	1,142,144
Buildings and leasehold improvements	66,609,565	66,803,458
Equipment	75,320,297	74,793,330
Construction in progress	3,961,206	1,686,408

	147,033,212	144,425,340
Less allowances for depreciation	98,350,258	95,066,355

	48,682,954	49,358,985

Trademarks	343,678	415,921
Other long-term assets	1,103,903	473,037

Total assets	$193,094,287	$351,238,844

See accompanying notes.

	December 31
	2005	2004

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable (Note 2)	$—	$15,000,000
Trade accounts payable	29,137,285	24,831,335
Advance payments from customers	1,873,803	1,854,086
Reserve for sales returns	4,602,000	5,098,000
Accrued expenses (Note 3)	20,994,747	15,406,631
Accrued federal and state taxes	6,782,444	3,689,994
Current portion of capital lease obligations (Note 4)	19,198	111,254

Total current liabilities	63,409,477	65,991,300

Capital lease obligations, less current portion (Note 4)	14,695	12,270

Deferred income taxes (Note 6)	2,582,000	2,668,000

Other long-term liability	679,720	—

Stockholders’ equity (Note 5):
Common stock without par value:
Authorized 12,000,000 shares issued 10,075,440 shares (including shares held in treasury) — stated value	419,810	419,810
Additional paid-in capital	13,553,937	13,238,311
Retained earnings	334,023,925	306,544,284
Accumulated other comprehensive (loss) income	(48,579)	(118,634)

	347,949,093	320,083,771
Less 6,124,818 shares in 2005 and 1,846,542 shares in 2004 of common stock in treasury — at cost	221,381,619	35,955,582
Less receivable and deferred compensation from stock plans	159,079	1,560,915

	126,408,395	282,567,274

Total liabilities and stockholders’ equity	$193,094,287	$351,238,844

See accompanying notes.

Blair Corporation and Subsidiaries
Consolidated Statements of Income

	Years ended December 31
	2005	2004	2003

Net sales	$456,625,397	$496,120,207	$581,939,971
Other revenue (Note 7)	36,072,657	44,714,912	41,563,467

	492,698,054	540,835,119	623,503,438

Cost and expenses:
Cost of goods sold	204,121,644	234,972,079	275,708,662
Advertising	119,321,916	128,324,650	156,412,869
General and administrative	135,588,219	131,408,753	136,211,667
Provision for doubtful accounts	11,669,552	22,664,048	31,826,636
Gain on sale of receivables	(27,747,513)	—	—
Interest expense (income), net	568,466	(122,757)	(79,613)
Other expense, net	46,833	221,699	260,035

	443,569,117	517,468,472	600,340,256

Income before income taxes	49,128,937	23,366,647	23,163,182

Income taxes (Note 6)	17,583,000	8,498,000	8,637,000

Net income	$31,545,937	$14,868,647	$14,526,182

Basic earnings per share based on weighted average shares outstanding	$4.79	$1.83	$1.82

Diluted earnings per share based on weighted average shares outstanding and assumed conversions	$4.71	$1.80	$1.81

See accompanying notes.

Blair Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Years ended December 31
	2005	2004	2003

Common Stock	$419,810	$419,810	$419,810

Additional Paid-in Capital:
Balance at beginning of year	13,238,311	14,134,983	14,428,903
Issuance of 5,550 shares in 2005, 4,050 shares in 2004 and 5,375 shares in 2003 of common stock to non-employee directors	5,044	(24,358)	(6,355)
Issuance of 0 shares in 2005 and 2004 and 13,350 shares in 2003 of common stock under Omnibus Stock Plan — Restricted Stock Awards (Note 5)	—	—	10,695
Issuance of 22,373 shares in 2005, 3,000 shares in 2004 and 0 shares in 2003 of common stock under Omnibus Stock Plan — Executive Officer Stock Awards (Note 5)	(38,074)	(18,509)	—
Forfeitures of 9,400 shares in 2005, 19,700 shares in 2004 and 2,700 shares in 2003 of common stock under Omnibus Stock and Employee Stock Purchase Plans (Note 5)	(4,645)	(107,644)	(18,055)
Exercise of 103,201 shares in 2005, 128,547 shares in 2004 and 54,146 shares in 2003 of common stock under Omnibus Stock Plan — Non-Qualified Stock Options	(306,699)	(1,157,161)	(409,205)
Tax benefit on exercise of Non-Qualified Stock Options and executive officer awards	660,000	411,000	129,000

Balance at end of year	13,553,937	13,238,311	14,134,983

Retained Earnings:
Balance at beginning of year	306,544,284	296,397,999	286,511,847
Net income	31,545,937	14,868,647	14,526,182
Cash dividends per share — $.75 in 2005, $.60 in 2004 and 2003	(4,066,296)	(4,722,362)	(4,640,030)

Balance at end of year	334,023,925	306,544,284	296,397,999

Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	(118,634)	(20,016)	12,686
Foreign currency translation	70,055	(98,618)	(32,702)

Balance at end of year	(48,579)	(118,634)	(20,016)

Treasury Stock:
Balance at beginning of year	(35,955,582)	(39,514,841)	(41,264,330)
Purchase of 4,400,000 in 2005, 0 shares in 2004 and in 2003 of common stock for treasury	(188,976,494)	—	—
Issuance of 5,550 shares in 2005, 4,050 shares in 2004 and 5,375 shares in 2003 of common stock to non-employee directors	158,868	126,509	130,219
Issuance of 0 in 2005 and 2004 and 13,350 shares in 2003 of common stock under Omnibus Stock Plan — Restricted Stock Awards (Note 5)	—	—	275,663
Issuance of 22,373 shares in 2005, 3,000 shares in 2004 and 0 shares in 2003 of common stock under Omnibus Stock Plan — Executive Officer Stock Awards (Note 5)	656,398	85,875	—
Forfeitures of 9,400 shares in 2005, 19,700 shares in 2004 and 2,700 shares in 2003 of common stock under Omnibus Stock and Employee Stock Purchase Plans (Note 5)	(222,196)	(332,770)	(45,696)
Exercise of 103,201 shares in 2005, 128,547 shares in 2004 and 54,146 shares in 2003 of common stock under Omnibus Stock Plan — Non-Qualified Stock Options	2,957,387	3,679,645	1,389,303

Balance at end of year	(221,381,619)	(35,955,582)	(39,514,841)
See accompanying notes.

Blair Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Years ended December 31
	2005	2004	2003

Receivable and Deferred Compensation from Stock Plans:
Balance at beginning of year	(1,560,915)	(2,616,826)	(2,775,102)
Issuance (net of forfeitures) of common stock under Omnibus Stock Plan – Restricted Stock Awards and Executive Officer Awards: (Note 5)
Receivable	50,120	100,263	(77,763)
Deferred compensation	—	—	(192,907)
Amortization of deferred compensation, net of forfeitures	197,360	245,575	163,495
Amortization of Executive Officer Stock Awards, net of vesting and forfeitures	685,064	407,854	35,357
Applications of dividends and cash repayments	469,292	302,219	230,094

Balance at end of year	(159,079)	(1,560,915)	(2,616,826)

Total stockholders’ equity	$126,408,395	$282,567,274	$268,801,109

Comprehensive Income:
Net income	$31,545,937	$14,868,647	$14,526,182
Adjustment from foreign currency translation	70,055	(98,618)	(32,702)

Comprehensive income	$31,615,992	$14,770,029	$14,493,480

See accompanying notes.

Blair Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31
	2005	2004	2003

Operating activities:
Net income	$31,545,937	$14,868,647	$14,526,182
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,937,228	8,825,999	8,988,722
Amortization	2,006,565	329,497	342,903
Impairment of assets held for sale	150,000	—	300,773
(Gain) loss on disposal of assets	(27,780,579)	320,905	—
Provision for doubtful accounts	11,669,552	22,664,048	31,826,636
Provision for deferred income taxes	9,840,000	1,673,000	350,000
Tax benefit on exercise of non-qualified stock options	660,000	411,000	129,000
Compensation expense (net of forfeitures) for stock awards	1,667,750	664,798	470,667
Changes in operating assets and liabilities providing (using) cash:
Customer accounts receivable	1,776,287	(13,545,135)	(36,477,032)
Receivables	(1,631,364)	(604,779)	(835,375)
Inventories	930,419	1,306,405	(11,383,533)
Prepaid expenses and other assets	(698,886)	(9,234)	(433,304)
Line of Credit — Revolving	(2,438,947)	(172,972)	(76,124)
Trade accounts payable	4,306,057	(10,297,653)	(5,676,968)
Advance payments from customers	19,717	(431,969)	(1,673,746)
Accrued returns	(496,000)	(2,025,151)	55,186
Accrued expenses	6,267,856	(2,326,843)	(2,365,447)
Federal and state taxes	3,093,065	(307,895)	(459,152)

Net cash provided by (used in) operating activities	48,824,657	21,342,668	(2,390,612)

Investing activities:
Purchases of property, plant, and equipment	(8,025,850)	(4,623,552)	(7,191,272)
Proceeds from sale of assets	166,862,234	—	—

Net cash provided by (used in) investing activities	158,836,384	(4,623,552)	(7,191,272)

Financing activities:
Net proceeds/(repayments) from bank borrowings	(15,000,000)	—	—
Principal repayments on capital lease obligations	(89,631)	(356,891)	(350,171)
Dividends paid	(4,066,296)	(4,722,362)	(4,640,030)
Purchase of common stock for treasury	(188,976,494)	—	—
Exercise of non-qualified stock options	2,650,689	2,522,484	980,098
Repayments of notes receivable from stock plans	289,480	120,215	34,081

Net cash used in financing activities	(205,192,252)	(2,436,554)	(3,976,022)

Effect of exchange rate changes on cash	70,345	(102,616)	(37,548)

Net increase (decrease) in cash	2,539,134	14,179,946	(13,595,454)

Cash and cash equivalents at beginning of year	50,559,995	36,380,049	49,975,503

Cash and cash equivalents at end of year	$53,099,129	$50,559,995	$36,380,049

See accompanying notes.

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements
1. Significant Accounting Policies
Organization
The consolidated financial statements include the accounts of Blair Corporation and its wholly owned subsidiaries. All significant intercompany accounts are eliminated upon consolidation.
Significant Transactions
On January 25, 2005, the Company decided to phase out its Allegheny Trail wholesale business by April 30, 2005. Certain products were transferred to other existing product lines. The Company’s intention is to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The decision to focus on core operations is based in part on the historical success of the Blair brand and an extensive consumer and brand strategy study undertaken by the Company as part of its efforts to enhance profitability and shareholder value. The Company has evaluated the impact of phasing out the Allegheny Trail business on all assets associated with this operation. All appropriate reserves have been recorded. This decision did not have a negative effect on 2005 profitability.
On April 26, 2005, the Company, Blair Factoring Company, Blair Credit Services Corporation, and JLB Service Bank, each a wholly-owned subsidiary of the Company, entered into a Purchase, Sale and Servicing Transfer Agreement (the “Purchase Agreement”) with World Financial Capital Bank (“World Financial”), a wholly-owned subsidiary of Alliance Data Systems Corporation (“Alliance”). Pursuant to the Purchase Agreement, the Company’s credit portfolio was sold at par plus a premium. Additionally, on April 26, 2005, the Company and World Financial entered into an agreement to form a long-term marketing and servicing alliance under a Private Label Credit Program Agreement (the “Program Agreement”) having a term of ten (10) years. The agreement has renewal provisions that require the mutual consent of the Company and World Financial.
On July 20, 2005, the Company commenced a tender offer at $42.00 per share, for the purchase of 4.4 million shares of its outstanding common stock, or approximately 53% at an aggregate price of $184.8 million. The total purchase price of the stock of $184.8 million, plus related expenses of $4.2 million, was recorded as treasury stock effective August 16, 2005.
On November 4, 2005, the Company closed the sales transaction of its credit portfolio to World Financial. Gross sale proceeds were $166.2 million. The Company used $143 million of the proceeds to repay debt primarily incurred in association with its August 2005 tender offer for 4.4 million shares. The Company had reserved $750,000 to provide for any adjustments, which may occur under the purchase price adjustments provisions of the Purchase Agreement. Subsequent to December 31, 2005, the Company received final settlement for purchase price adjustments totaling $2.1 million. The difference between the $750,000 estimated reserve and actual adjustment of $2.1 million was recorded as an additional reduction to the gain. The final accounting treatment for this transaction resulted in a gain on the sale of $27.7 million. The gain on the sale included the reversal of the allowance for doubtful accounts of $23.2 million. The gain was reduced by legal, professional and severance costs associated with closing the transaction. The total of these costs was $2.8 million.
Revenue Recognition
Sales (cash, Blair credit, or third-party credit card) are recorded when the merchandise is shipped to the customer, in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and Staff Accounting Bulletin No. 104, Revenue Recognition, as issued by the Securities & Exchange Commission. Prior to the sale of the Company’s credit portfolio in November 2005, Blair credit sales were made under Easy Payment Plan sales arrangements. Monthly, a provision for potentially doubtful accounts was historically charged against income based on management’s estimate of realization. Any recoveries of bad debts previously written-off were credited back against the allowance for doubtful accounts in the period received. As reported in the balance sheet, the carrying amount, net of allowances for doubtful accounts and returns, for customer accounts receivable on Blair credit sales approximates fair value. Subsequent to the sale of the Company’s credit portfolio in November 2005, the financial statements no longer realize provisions for doubtful accounts.
Shipping and processing revenue is included in net sales.

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Revenue Recognition — Continued
Finance charges on time payment accounts were historically recognized as other revenue on an accrual basis of accounting. The decrease in finance charges compared to the prior year is primarily the result of lower accounts receivable balances and less than a full year’s finance charge revenues. Subsequent to the sale of the Company’s credit portfolio in November 2005, the financial statements no longer realize finance charges on time payment accounts. Accounts receivable from employees were $610,000 and $691,000 at December 31, 2005 and 2004.
Costs and Expenses
The Company includes the following costs in the line items listed below in its Consolidated Statements of Income:
Cost of Goods Sold
Cost of goods sold consists of merchandise costs, including sourcing, importing and inbound freight costs. In addition, cost of goods sold includes writedowns, shipping cartons, shipping supplies and merchandise samples.
The Company records internally incurred shipping and handling costs in cost of sales.
General and Administrative Expenses
Occupancy and warehousing costs consist of compensation, employee benefit expenses and related building costs. Examples of building costs include depreciation, repairs and maintenance, utilities, rent, real estate taxes and maintenance contracts. Occupancy and warehousing costs incurred in support of the Company’s order fulfillment process were $38,376,779, $37,345,543 and $40,845,998 for the years ended December 31, 2005, 2004 and 2003 respectively. The Company does not separately track purchasing and related costs which are also included in general and administrative expenses. In addition, the general and administrative costs incurred to support the Company’s product development; circulation planning and customer file maintenance efforts are also included in general and administrative expenses.
Interest (Income) Expense, Net
Interest (income) expense, net, consists of the following:

	Years ended December 31
	2005	2004	2003

Interest expense	$1,909,979	$370,474	$351,120
Interest income	(1,341,513)	(493,231)	(430,733)

Interest (income) expense, net	$568,466	$(122,757)	$(79,613)

Interest expense primarily reflects the impact of $85 million of borrowings under the receivables securitization and $58 million of borrowings under the revolving credit facility. These borrowings were primarily used to finance the tender offer as described in Note 5 – STOCKHOLDERS’ EQUITY. Interest income results from the Company’s investment of surplus cash into money market securities.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of available cash and money market securities with a maturity of three months or less when purchased. Amounts reported in the Consolidated Balance Sheets approximate fair values.

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Returns
A provision for anticipated returns is recorded monthly as a percentage of gross sales based upon historical experience. This provision is charged directly against gross sales to arrive at net sales as reported in the Consolidated Statements of Income. Actual returns are charged against the allowance for returns, which is recorded as a current liability in the balance sheet. The provision for returns charged against income in 2005, 2004 and 2003 amounted to $61,402,712, $71,666,391 and $87,238,648, respectively. Management believes these provisions are adequate based upon the relevant information presently available. However, changes in facts or circumstances could result in additional adjustment to the Company’s provisions.
Doubtful Accounts
Prior to the sale of the Company’s credit portfolio in November 2005, a provision for doubtful accounts was recorded monthly as a percentage of gross credit sales based upon experience of delinquencies (accounts over 30 days past due) and charge-offs (accounts removed from accounts receivable for non-payment) and current credit market conditions. Subsequent to the sale of the Company’s credit portfolio, the financial statements no longer realize provisions for doubtful accounts.
Inventories
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. If the FIFO method had been used, merchandise inventories would have increased by approximately $1,160,000 and $3,776,000 at December 31, 2005 and 2004, respectively. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings, which are generally scheduled to occur within two months. Direct response publications and related materials inventory were $9,782,000 and $14,208,000 at December 31, 2005 and 2004. These direct response advertising costs are then expensed over the period of expected future benefit, based on buying patterns, generally nine weeks or less and amounted to $63,211,000, $69,975,000 and $79,045,000 for the years ended December 31, 2005, 2004 and 2003. The Company has a reserve for slow moving and obsolete inventory amounting to $1,500,000 and $3,600,000 at December 31, 2005 and 2004, respectively. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold, based on the levels of merchandise inventory and merchandise purchases. The Company’s decisions to discontinue its Crossing Pointe catalog title in 2005 and to phase out the Allegheny Trail wholesale business by April 30, 2005 resulted in writedowns of approximately $1.9 million. These writedowns were provided for in the December 31, 2004 inventory obsolescence reserve. In addition, the Company focused on reducing liquidation costs in 2005. The combination of enhanced internet clearance activity and improved merchandise purchasing strategies resulted in less liquidation inventory on hand and greater recovery rates as a percent of cost for that inventory which did require liquidation. Due to the nonrecurring nature of the Crossing Pointe and Allegheny Trail writedowns and improved recovery rates on liquidated merchandise, the obsolescence reserve at December 31, 2005 is lower than the reserve at December 31, 2004 on comparable inventory levels.
Property, Plant and Equipment
Property, plant and equipment are stated on the basis of cost. Depreciation has been provided principally by the straight-line method using rates, which are estimated to be sufficient to depreciate the cost of the assets over their period of usefulness. Amortization of assets recorded under capital lease obligations is included with depreciation expense. Estimated useful lives of buildings and leasehold improvements range from 15 to 39 years. Estimated useful lives of equipment range from 3 to 7 years. Maintenance and repairs are charged to expense as incurred. Computer software development costs are accounted for under AICPA Statement of Position 98-1 and were $6.2 million at December 31, 2005.
Trademark
Trademark, net of accumulated amortization of $739,971 at December 31, 2005 and $667,728 at December 31, 2004, are stated on the basis of cost. The Company has one trademark which is being amortized by the straight-line method for a period of 15 years. Amortization expense amounted to $72,243 in 2005, 2004 and 2003, respectively.

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Asset Impairment
The Company analyzes its long-lived and intangible assets for events and circumstances that might indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. During 2005, the Company recorded writedowns of $150,000 related to two idle facilities based on appraised values.
Employee Benefits
The Company’s employee benefits include a profit sharing and retirement feature available to all eligible employees. Contributions are dependent on net income of the Company and recognized on an accrual basis of accounting. The contributions to the plan charged against income in 2005, 2004 and 2003 amounted to $2,363,969, $1,525,408, and $1,436,117, respectively.
As part of the same benefit plan, the Company has a contributory savings feature whereby all eligible employees may contribute up to 25% of their annual base salaries. The Company’s matching contribution to the plan is based upon a percentage formula as set forth in the plan agreement. The Company’s matching contributions to the plan charged against income in 2005, 2004 and 2003 amounted to $2,001,224, $1,826,706, and $2,033,288, respectively.
Annually, the Compensation Committee of the Board of Directors approves an incentive award schedule. Payout of the award is based on the Company achieving a threshold income before income taxes level. In accordance with the provisions of the incentive award plan, the Board of Directors has the discretion to adjust income before income taxes for unusual and/or non-recurring items under a Plan amendment made in 2005. In 2005, income and expenses associated with the sale of the Company’s credit portfolio and the tender offer have not been included in calculating the Company’s income before taxes. Incentive awards charged against income in 2005, 2004 and 2003 amounted to $3.8 million, $2.4 million and $2.4 million, respectively.
In 2005, 2004 and 2003, under the provisions of certain stock awards granted to executive officers and other associates, shares vest at the rate of 20% per year over the five-year vesting period. The Company records equity and expense during the vesting periods of the awards based on the number of eligible shares and the market value of the shares on the grant date. Upon vesting, shares are issued out of treasury stock. The Company recorded expense of $1,313,632, $489,232 and $21,344 in 2005, 2004 and 2003, respectively. When the awards vest, the Company also pays a cash bonus to the recipient to assist in the income tax obligation related to the awards. Total compensation expense recognized in income was $2,434,392, $977,967 and $35,357 in 2005, 2004 and 2003, respectively. The increase in compensation expense was due to the immediate vesting of stock awards for certain executive officers who separated from the Company.
As part of the Company’s long term incentive program, executive officers are awarded performance share opportunities based on the achievement of incentive goals over a three year period. Each year a new three year plan and targeted performance levels are adopted. The Compensation Committee will determine whether the officers receive shares, cash or a combination thereof based on the initial award value. The award is a fixed dollar value award based on the annual award date. The actual performance shares to be issued will be based on the market price of the stock at the date of issuance (at the end of the three year plan). Total compensation expense recognized in income was $823,397, $-0- and $-0- in 2005, 2004 and 2003, respectively.
Financial Instruments
The carrying amounts of cash, customer accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The interest rates on the Company’s securitized and revolving credit facilities are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of the Company’s borrowings also approximate fair value.
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

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
New Accounting Pronouncements — Continued
123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than January 1, 2006. The Company plans to adopt SFAS No. 123(R) on July 1, 2005.
As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments, including stock options, granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Upon adoption of SFAS No. 123(R) in 2006, the Company will recognize expenses of approximately $100,000 related to the unvested stock options at December 31, 2005. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $660,000, $411,000 and $129,000 in 2005, 2004 and 2003, respectively.
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
Stock activity in 2005, 2004 and 2003 generally includes transactions pertaining to stock awarded to non-employee directors as well as stock awarded and forfeited via the Company’s Omnibus Stock and Employee Stock Purchase Plans. Activity is accounted for by comparing the market value of the awards, as required by the Plans, to the cost of the treasury shares used for these transactions. The difference is booked to additional paid-in capital. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the years ended December 31:

	Pro Forma
	2005	2004	2003

Net income as reported	$31,545,937	$14,868,647	$14,526,182

Add: Total stock-based employee compensation expense recorded for all awards, net of related tax effects	1,057,325	532,104	313,138

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,488,999)	(1,243,583)	(1,057,347)

Pro forma net income	$31,114,263	$14,157,168	$13,781,973

Earnings per share:
Basic — as reported	$4.79	$1.83	$1.82

Basic — pro forma	$4.73	$1.75	$1.73

Diluted — as reported	$4.71	$1.80	$1.81

Diluted — pro forma	$4.65	$1.74	$1.72

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Stock Compensation — Continued
Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	3.49%
Dividend yields	2.54%
Volatility	.540
Weighted-average expected life	7 years
Per share fair value	$10.63
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.
Contingencies
The Company is involved in certain items of litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome will not have a material effect on the Company’s financial condition or results of operations.
2. Financing Arrangements
The Company has access to a $75 million credit facility pursuant to the terms of an amended and restated credit agreement dated as of July 15, 2005 by, between and amongst the Company, and PNC Capital Markets, Inc. as lead arranger and PNC Bank, N.A. and three other lending institutions. The amended and restated credit agreement provides a senior secured first lien revolving credit facility not to exceed $75 million, which matures in July 2010. Upon the occurrence of an Event of Default (as such term is defined in the amended and restated credit agreement), PNC and/or the other lending institutions may declare a default of the credit agreement and accelerate the loan pursuant to the terms of the credit agreement.
The collateral for the amended and restated credit agreement’s revolving credit facility consists of all of the Company’s and its subsidiaries assets, including, but not limited to, inventory, equipment, furniture, general intangibles, intellectual property, fixtures, certain real property and improvements, the common stock of Blair’s domestic subsidiaries, as well as a negative and double negative pledge on the assets of the Company’s direct and indirect foreign subsidiaries. At the Company’s option, any loan under the revolving credit facility shall bear interest at the Euro-Rate (calculated with reference to a LIBOR-based formula in accordance with the amended and restated credit agreement) or a Base Rate (as that term is defined in the amended and restated credit agreement), plus a margin, such margin to be calculated in accordance with a performance based pricing grid. The Company is also required to pay a commitment fee and reasonable out-of-pocket expenses pursuant to the amended and restated credit agreement.
At December 31, 2005, the Company had no borrowings outstanding under the credit facility. The Company had letters of credit totaling $19.6 million outstanding, which reduces the amount of borrowings available under the amended and restated credit agreement. Outstanding letters of credit totaled $16.1 million at December 31, 2004. Letters of credit are comprised mainly of two categories. One such category is comprised of commercial letters of credit used for the purpose of purchasing goods from non-U.S. suppliers. The other category is comprised of performance guarantees for a consolidated subsidiary and insurance bonding purposes. All letters of credit have a term of one year or less.
Interest paid during 2005, 2004 and 2003 was approximately $1,903,000, $339,000 and $282,000, respectively. The higher level of interest in 2005 is primarily due to higher outstanding borrowings during the third quarter as the company partially financed its August 2005 stock tender offer with debt. The debt was repaid with the proceeds from the sale of the Company’s credit portfolio in November 2005.

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
3. Accrued Expenses
Accrued expenses consist of:

	December 31
	2005	2004

Employee compensation	$14,382,520	$9,904,200
Contribution to profit sharing and retirement plan	2,362,411	1,525,158
Health insurance	1,095,091	809,297
Voluntary Separation Program	127,537	494,790
Taxes, other than taxes on income	687,233	325,335
Other accrued items	2,339,955	2,347,851

	$20,994,747	$15,406,631

4. Leases
Capital Leases
The Company leases certain data processing equipment under agreements that expire in various years through 2008. The following is a schedule by year of future minimum capital lease payments required under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005:

2006	$21,567
2007	11,351
2008	4,343

37,261
Less amount representing interest	(3,368)

Present value of minimum lease payments	33,893
Less current portion	19,198

Long-term portion of capital lease obligation	$14,695

The Company entered into capital lease obligations amounting to $27,843 and $29,224 in 2005 and 2004, respectively. Capital leases are amortized over the life of the underlying leases, generally 3 to 5 years, and the related expense is included with depreciation expense. Amortization expense was $57,263, $278,906 and $274,522 for the years ended December 31, 2005, 2004 and 2003.
Operating Leases
The Company leases certain data processing, office and telephone equipment under agreements that expire in various years through 2010. The Company has also entered into several lease agreements for buildings, expiring in various years through 2012. Rent expense for the Company for 2005, 2004 and 2003 was $3,522,071, $3,474,281 and $4,099,730, respectively. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005:

2006	$3,134,552
2007	2,273,898
2008	1,507,975
2009	1,127,327
2010	1,028,874
Thereafter	566,275

$9,638,901

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
5. Stockholders’ Equity
Earnings Per Share and Weighted Average Shares Outstanding
On July 20, 2005, the Company commenced a tender offer at $42.00 per share, for the purchase of 4.4 million shares of its outstanding common stock, or approximately 53% at an aggregate price of $184.8 million. The tender offer expired on August 16, 2005. The total cost of $184.8 million, plus related expenses of $4.2 million, were recorded as treasury stock effective August 16, 2005.
The following per share results for the year ending December 31, 2005 reflect the reduction of weighted average shares outstanding during the third and fourth quarters resulting from the tender offer. In part, the Company financed the tender offer with cash on hand supplemented by borrowings under its credit facilities. See Note 2 – Financing Arrangements.
The following table sets forth the computations of basic and diluted earnings per share as required by Statement of Financial Accounting Standards No. 128:

	Years ended December 31
	2005	2004	2003

Numerator:
Net income	$31,545,937	$14,868,647	$14,526,182
Denominator:
Weighted average shares outstanding	6,632,162	8,172,711	8,058,039
Contingently issueable shares — Omnibus Stock Purchase Plan	(52,286)	(65,136)	(74,861)

Denominator for basic earnings per share	6,579,876	8,107,575	7,983,178
Effect of dilutive securities:
Employee stock options	119,530	133,940	34,426

Denominator for diluted earnings per share	6,699,406	8,241,515	8,017,604

Basic earnings per share	$4.79	$1.83	$1.82

Diluted earnings per share	$4.71	$1.80	$1.81

Dividends
In 2005, the Company declared dividends of $.75 per share or $4,246,109, of which $4,066,297 was paid directly to shareholders and charged to retained earnings. In 2004 and 2003, the Company declared dividends of $.60 per share or $4,904,606 and $4,835,912, of which $4,722,362 and $4,640,030 was paid directly to shareholders and charged to retained earnings. The remaining dividends declared, $179,812 in 2005, $182,244 in 2004 and $195,882 in 2003 were associated with the shares of stock held by the Company according to the provisions of the restricted stock awards. These remaining dividends were applied against the receivable from stock plans and were charged to compensation in the financial statements.
Restricted Stock Awards
During 2000, the Company adopted, with stockholder approval, an Omnibus Stock Plan (Omnibus Plan) that provided for 750,000 shares of the Company’s treasury stock to be reserved for sale and issuance to employees at a price to be established by the Omnibus Stock Plan Committee. In April 2003, the Company reserved, with stockholder approval, 400,000 additional shares. At December 31, 2005, 2004 and 2003, 530,278, 562,914 and 599,852 shares were available to be issued under the Plan, respectively. The difference between the purchase price and the market price of the shares awarded is recorded as compensation, which amounted to $-0- in 2005, 2004 and 2003, respectively. Under the Omnibus Plan, no awards were granted in 2005 or 2004 and awards for 13,350 shares were granted on one date in 2003. Approximately one third of the award amount is set up as a receivable (which is netted against shareholders’ equity) and is paid off with the application of dividends on such stock or by cash payment from the employee after seven years from the date of the award. The related receivable was $703,931 and $1,234,067 as of December 31, 2005 and 2004. In 2005, 2004

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Restricted Stock Awards — Continued
and 2003, under the provisions of certain awards granted, compensation of $-0-, $-0- and $192,907, net of forfeitures, respectively, was recorded as deferred expense and will be amortized over the vesting period of seven years. Amortization expense was $133,210, $147,145 and $153,085 in 2005, 2004 and 2003, respectively. Total compensation expense for the application of dividends to receivable and amortization of deferred compensation from restricted stock awards recognized for 2005, 2004 and 2003 was $313,022, $329,389 and $348,967, respectively.
A summary of the restricted stock activity under the Omnibus Plan is as follows:

	Years ended December 31
	2005	2004	2003

Shares granted and issued	—	—	13,350

Grant and issue price per share	—	—	$7.00
Market value per share at date of issue	—	—	$21.45
Weighted average market price per share at date of issue	—	—	$21.45
Shares canceled and forfeited	8,450	10,100	1,200
Original price per share	$6.50 - $8.00	$6.50 - $8.00	$8.00 - $10.50
Weighted average price per share	$7.64	$7.21	$7.63
Five Year Vesting Stock Awards
In 2005, 2004 and 2003, under the provisions of certain awards granted to executive officers and other associates, shares vest at the rate of 20% per year over the five-year vesting period. The Company records equity and expense during the vesting periods of the awards based on the number of eligible shares and the market value of the shares on the grant date. Upon vesting, shares are issued out of treasury stock. The Company recorded expense of $1,313,632, $489,232 and $21,344 in 2005, 2004 and 2003, respectively. When the awards vest, the Company also pays a cash bonus to the recipient to assist in the income tax obligation related to the awards. Total compensation expense recognized in income was $2,434,392, $977,967 and $35,357 in 2005, 2004 and 2003, respectively. The increase in compensation expense was due to the immediate vesting of stock awards for certain executive officers who separated from the Company.
A summary of the five-year vesting award stock activity under the Omnibus Plan is as follows:

	Years ended December 31
	2005	2004	2003

Shares granted	18,575, 5,000,15,350, 5,000	27,275, 15,000 and	10,650 and 4,848
	and 7,821	13,925

Market value per share at date of issue	$36.50, $30.35, $39.79, $39.79	$24.20, $26.74 and	$21.44 and $24.58
	and $39.79	$36.50

Weighted average market value per share at date of issue	$37.70	$27.93	$22.42
Shares canceled and forfeited	4,660	1,525	—
Original price per share of cancelled	$21.44, $24.58, $24.20,
shares	$36.50	$21.44, $24.20	—
Weighted average price per share of cancelled shares	$28.12	$23.29	—

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Non-Qualified Stock Options
Under the Omnibus Plan, the Company also may provide non-qualified stock options. The price of option shares granted under the Omnibus Plan shall not be less than the fair market value of common stock on the date of grant, and the term of the stock option shall not exceed ten years from date of grant. Options vest over a three-year period. The Company did not issue options in 2005 or 2004 and 170,427 were granted in 2003.
A summary of the stock options activity in the Company’s Omnibus Plan is as follows:

		Weighted
		Average
	Options	Exercise Price

Outstanding at January 1, 2003	240,712	$18.59
Granted in 2003	170,427	23.60
Exercised in 2003	(54,146)	18.10
Forfeited in 2003	—	—

Outstanding at December 31, 2003	356,993	21.05
Granted in 2004	—	—
Exercised in 2004	(128,547)	19.62
Forfeited in 2004	(7,637)	22.19

Outstanding at December 31, 2004	220,809	21.85
Granted in 2005	—	—
Exercised in 2005	(103,201)	21.55
Forfeited in 2005	(6,000)	23.60

Outstanding at December 31, 2005	111,608	$22.02

The exercise price of options outstanding ranged from $17.10 to $23.60, with a weighted-average remaining contractual life of 6.90 years at December 31, 2005. The Company does not presently recognize compensation expense on the income statement for any of its stock options; however, upon adoption of SFAS No. 123(R) in 2006, compensation expense will be recorded.

		Weighted
		Average
Exercisable at the end of the year:	Options	Exercise Price

December 31, 2003	71,614	$18.19
December 31, 2004	69,041	$20.58
December 31, 2005	72,167	$21.16
Long Term Compensation Program
As part of the Company’s long-term incentive program, executive officers are awarded performance share opportunities based on the achievement of incentive goals over a three-year period. Each year a new three-year plan and targeted performance levels are adopted. The Compensation Committee will determine whether the officers receive shares, cash or combination thereof based on the initial award value. The award is a fixed dollar value award based on the annual award date. The actual performance shares to be issued will be based on the market price of the stock at the date of issuance (at the end of the three-year plan). Total compensation expense amounted to $823,397 in 2005 and is based on the projected achievement of predetermined target levels, which is recognized ratably over the three year period.
Certain awards are subject to acceleration of vesting upon retirement and are expensed accordingly upon retirement. Upon the adoption of SFAS No. 123(R), the Company will comply with the related requirements; however, the amounts are not expected to be materially different.

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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
The Company accounts for the tax benefit from the exercise of non-qualified stock options by reducing its accrued income tax liability and increasing additional paid-in capital. This will change with the adoption of SFAS No. 123 (R) in 2006.
The components of income tax expense are as follows:

	Years ended December 31
	2005	2004	2003

Currently payable:
Federal	$7,255,000	$5,914,000	$7,045,000
Foreign	102,000	76,000	280,000
State	386,000	835,000	962,000

	7,743,000	6,825,000	8,287,000
Deferred	9,840,000	1,673,000	350,000

	$17,583,000	$8,498,000	$8,637,000

The differences between total tax expense and the amount computed by applying the statutory Federal income tax rate of 35% to income before income taxes are as follows:

	Years ended December 31
	2005	2004	2003

Statutory rate applied to pretax income	$17,195,000	$8,178,000	$8,107,000
State income taxes, net of Federal benefit	(1,000)	842,000	825,000
Other items	389,000	(522,000)	(295,000)

	$17,583,000	$8,498,000	$8,637,000

The Company has approximately $3.5 million of a Pennsylvania net operating loss carryforward that can be used to offset future Pennsylvania taxable income. A deferred tax asset has been established based on the $3.5 million net operating loss available to be carried forward. The deferred tax asset is offset by a valuation allowance because it is uncertain as to whether the Company will generate sufficient income in the state of Pennsylvania in the future to absorb the net operating losses before they expire in 2011.
Income taxes paid during 2005, 2004 and 2003 amounted to $3,956,175, $6,703,349 and $8,807,997, respectively.

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
6. Income Taxes — Continued
Components of the deferred tax assets and liabilities under the liability method are as follows:

	December 31
	2005	2004

Current deferred tax assets:
Doubtful accounts	$9,000	$11,737,000
Returns allowance	1,334,000	1,922,000
Inventory obsolescence	573,000	1,374,000
State net operating loss	110,000	72,000
Vacation pay	1,411,000	1,466,000
Group insurance	543,000	431,000
Accrued severance	1,129,000	—
Other items	894,000	946,000

Gross current deferred tax assets	6,003,000	17,948,000
State valuation allowance	(110,000)	(121,000)

	5,893,000	17,827,000

Current deferred tax liabilities:
Advertising costs	$4,462,000	$6,152,000
Inventory costs	445,000	776,000
Other items	255,000	242,000

Gross current deferred tax liabilities	$5,162,000	$7,170,000

Net current deferred tax asset	$731,000	$10,657,000
Long-term deferred tax liability:
Property, plant, and equipment	$2,582,000	$2,668,000

7. Other Revenue
Other revenue consists of:

	Years ended December 31
	2005	2004	2003

Finance charges on time payment accounts	$31,550,011	$40,165,327	$36,163,981
Commissions earned	1,247,686	1,732,026	1,493,579
Other items	3,274,960	2,817,559	3,905,907

	$36,072,657	$44,714,912	$41,563,467

The decrease in finance charges in 2005 compared to 2004 primarily resulted from reduced finance charge revenues associated with lower credit sales and less than a full year’s finance charge revenue on time payment accounts. Subsequent to the sale of the credit portfolio in November 2005, the Company no longer realizes finance charges on time payment accounts. As part of the marketing and servicing alliance under the 10 year Program Agreement, the Company will receive certain monetary benefits arising from future credit sales.
Commissions earned result from an arrangement under which a third party sells jewelry to the Company’s customers and all related significant activities are conducted by, and are the responsibility of, the third party. The Company receives payments from the customer and makes remittances, net of commissions, to the third party.
Other items are comprised of items such as customer list rentals, dishonored check service charges and package insert income.
8. Business Segment and Concentration of Business Risk
The Company operates as one segment in the business of selling women’s and men’s fashion wearing apparel and accessories and home furnishing items. Specifically, the segment includes the Womenswear, Menswear, Home, Crossing Pointe, Stores and Allegheny Trail product lines. The Stores product line was added in the first quarter of 2004 reflecting a

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
8. Business Segment and Concentration of Business Risk — Continued
reclassification within the segment from the other product lines to this product line. As previously announced on May 3, 2004, the Company formally discontinued circulation of its Crossing Pointe catalog title as of March 31, 2005. The Company’s intention is to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The decision to focus on core operations is based in part on the historical success of the Blair brand and an extensive consumer and brand strategy study undertaken by the Company in 2004 as part of its efforts to enhance profitability and shareholder value. The Company has evaluated the impact of discontinuing circulation of the Crossing Pointe catalog title on all assets associated with this operation. All appropriate reserves have been recorded. This decision did not have a negative effect on 2004 profitability, and moderately benefited 2005 performance.
On January 25, 2005, the Company decided to phase out its Allegheny Trail wholesale business. This process was substantially completed by April 30, 2005. This decision is consistent with the Company’s intention to more fully focus new business development efforts on the core Blair brand and its proven appeal to significant market segments. The Company has evaluated the impact of phasing out the Allegheny Trail business on all assets associated with this operation. All appropriate reserves have been recorded. This decision did not have a significant negative effect on 2005 profitability.
The Company’s segment reporting is consistent with the presentation made to the Company’s chief operating decision-maker. The Company’s customer base is comprised of individuals throughout the United States and is diverse in both geographic and demographic terms. Advertising is done mainly by means of catalogs, direct mail letters and the internet, which offer the Company’s merchandise.
The following table illustrates the percent of net sales that each product line represents.

	12/31/05	Percent	12/31/04	Percent	12/31/03	Percent
	Net Sales	Of Total	Net Sales	Of Total	Net Sales	Of Total
Product Line	(in Millions)	Net Sales	(in Millions)	Net Sales	(in Millions)	Net Sales
Womenswear	$293.9	64.4%	$310.6	62.6%	$365.9	62.9%
Menswear	90.3	19.8%	96.1	19.4%	100.6	17.3%
Home	67.6	14.8%	64.9	13.1%	68.5	11.8%
Crossing Pointe	0.3	0.1%	20.0	4.0%	39.6	6.8%
Stores	2.9	0.6%	3.1	0.6%	6.5	1.1%
Allegheny Trail	1.6	0.3%	1.4	0.3%	0.8	0.1%

Total	$456.6	100.0%	$496.1	100.0%	$581.9	100.0%

9. Long-Lived Assets Previously Classified as Held for Sale
In January 2003, the Company made the decision to close its liquidation outlet store located in Erie, Pennsylvania. This closure was effective at the close of business on March 28, 2003. While the Company continues to hold the assets for sale, the sales process has taken longer than anticipated and the assets are no longer being classified as Held for Sale in accordance with SFAS No. 144. An independent appraisal was performed on this property during the fourth quarter of 2005. The results of the appraisal support the $1.3 million carrying value of the asset, which was previously adjusted by $300,773 representing an impairment charge taken in 2003 to reduce the value of the asset to its fair value less costs to sell. The $300,773 impairment charge was included in other expense, net in the 2003 Consolidated Statement of Income.
In the first quarter of 2004, the Company announced the closing of its Outlet Store located in Warren, Pennsylvania. An independent appraisal was performed on this property during the fourth quarter of 2005. The results of the appraisal warranted a $150,000 impairment charge, which was recorded in the fourth quarter of 2005 to reduce the value of the asset to its fair value less costs to sell. The $150,000 impairment charge was included in other expense, net in the 2005 Consolidated Statement of Income.
10. Separation Programs
In 2005, the Company accrued and charged to expense $933,000 in separation costs. The costs were charged against the gain on the sale of the credit portfolio in the income statement. The $933,000 charge represents severance pay and related

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
10. Separation Programs — Continued
payroll taxes for personnel whose services were no longer required after the sale of the credit portfolio. The total liability was $933,000. As of December 31, 2005, $538,475 of the $933,000 remains unpaid and recognized as an accrued liability.
In 2005, the Company accrued and charged to expense a total of $2.6 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The $2.6 million charge represents severance pay, related payroll taxes and medical benefits due to former employees who have separated from the Company. These charges are in connection with the previously announced changes to the Company’s organizational structure and leadership team. Going forward, the Company’s business operations will consist of three principal groups: Merchandising and Design, Merchandise Procurement and Marketing Services. For more than a year, the Company has been refocusing its energies on its core businesses in an effort to better position itself for long-term growth and to increase shareholder value. This focus has been the impetus for recent major business decisions made by the Company, which include selling its credit portfolio to World Financial, expanding its internal marketing and advertising capabilities, closing its Crossing Pointe and Allegheny Trail divisions and investing in its distribution center. As of December 31, 2005, $2.2 million of the $2.6 million remains unpaid and recognized as an accrued liability.
In the first quarter of 2004, the Company accrued and charged to expense $67,000 in separation costs. The costs were charged to General and Administrative Expense in the income statement. The $67,000 charge represents severance pay, related payroll taxes and medical benefits due the 33 eligible employees who accepted the voluntary separation program offered in connection with closing the Company’s Outlet Store located in Warren, Pennsylvania on January 16, 2004. As of the end of the first quarter of 2004, $67,000 had been paid. This liability is considered satisfied.
In the first quarter of 2003, the Company accrued and charged to expense $75,000 in separation costs. The costs were charged to General and Administrative Expense in the income statement. The $75,000 charge represents severance pay, related payroll taxes and medical benefits due the 32 eligible employees who accepted the voluntary separation program offered in connection with closing the Company’s Outlet Store located in Erie, Pennsylvania on March 28, 2003. As of the end of the second quarter of 2003, $53,000 had been paid. This liability is considered satisfied and resulted in $22,000 being taken back to income in the second quarter of 2003.
In the first quarter of 2001, the Company accrued and charged to expense $2.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The one-time $2.5 million charge represents severance pay, related payroll taxes and medical benefits due the 56 eligible employees who accepted the voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of December 31, 2005, approximately $2.4 million of the $2.5 million has been paid. Approximately $367,000, $267,000 and $336,000 were paid out during 2005, 2004 and 2003, respectively.
The following table summarizes the charges to income and related accruals as of December 31, 2005, 2004 and 2003 pertaining to the separation programs described above. The total liability is recognized in the balance sheet as accrued expenses.

			Changes in
	Blair Mailing	Credit Portfolio	Organizational
	Center	Sale	Structure
Accrual at December 31, 2002	$1,098,000	$—	$—
Expense	—	—	—
Payments	336,000	—	—

Accrual at December 31, 2003	762,000	—	—
Expense	—	—	—
Payments	267,000	—	—

Accrual at December 31, 2004	495,000	—	—
Expense	—	933,000	2,600,000
Payments	367,000	395,000	416,000

Accrual at December 31, 2005	$128,000	$538,000	$2,184,000

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
11. Quarterly Results of Operations (Unaudited)
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2005 and 2004.

	2005				2004
	Quarter Ended				Quarter Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Net Sales	$107,558	$120,835	$98,107	$130,125	$128,642	$126,993	$107,074	$133,411
Cost of goods sold	52,775	54,704	42,634	54,009	63,087	57,892	51,124	62,869
Net income	650	6,064	1,415	23,417	571	5,011	2,941	6,346
Basic earnings per share	0.08	0.74	0.23	6.02	0.07	0.62	0.36	.78
Diluted earnings per share	0.08	0.73	0.23	5.87	0.07	0.61	0.36	.77
The per share results for the third and fourth quarters of 2005 reflect the reduction of weighted average shares outstanding resulting from Blair’s tender offer for the repurchase of 4.4 million outstanding shares on August 16, 2005. The Company had 3.9 million shares of common stock outstanding at December 31, 2005, compared to 8.2 million shares at December 31, 2004. Without the reduction in outstanding shares, basic and diluted earnings per share for the third quarter of 2005 would have been $.17. Without the reduction in outstanding shares, basic and diluted earnings per share for the fourth quarter of 2005 would have been $2.82 and $2.79, respectively.
Net income and earnings per share results for the fourth quarter of 2005 were favorably affected by the one-time gain of $27.7 million (pre-tax) from the sale of Blair’s credit portfolio or $4.61 per basic share and $4.49 per diluted share.
Net income for the third and fourth quarters of 2005 was negatively impacted by expenses of $3.8 million (pre-tax) and $1.1 million (pre-tax), respectively, associated with the Company’s tender offer and severance costs. Expenses associated with the tender offer include the amortization of loan origination fees and interest expense related to a lending facility utilized to finance the tender offer. Basic and diluted earnings per share for the third quarter of 2005 were negatively affected by $.32. Basic and diluted earnings per share for the fourth quarter were negatively affected by $.19 and $.18, respectively.
Quarter ended December 31, 2005 includes additional net income of $228,000, $.06 per basic and diluted share. The additional net income and increase in basic and diluted earnings per share in the quarter was due to reductions in the provisions for returns resulting from actual returns experience bettering prior estimates.
Quarter ended December 31, 2004 includes additional net income of $1,000,000, $.12 per basic and diluted share. The additional net income and basic and diluted earnings per share in the quarter was due to reductions in the provisions for doubtful accounts and returns resulting from actual bad debt and returns experience bettering prior estimates.
12. Subsequent Event
On February 10, 2006, the Board of Directors unanimously approved an amendment to the Restated Certificate of Incorporation of the Company, authorizing five million shares of preferred stock and permitting the Board of Directors to issue shares of preferred stock having whatever voting powers, designations, preferences, limitations, restrictions, dividend rates, conversion prices, redemption prices and relative rights as the directors shall establish from time to time, in a resolution or resolutions approving the issuance of such preferred stock. The Board of Directors has directed that the amendment be put to a vote of the stockholders at the 2006 Annual Meeting. The Board of Directors has no present intention to issue shares of preferred stock if the amendment is approved.

Blair Corporation and Subsidiaries
Schedule II
Valuation and Qualifying Accounts
December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E
		ADDITIONS-				BALANCE
	BALANCE AT	CHARGED TO COSTS				AT END
	BEGINNING OF PERIOD	AND EXPENSES		DEDUCTIONS — DESCRIBE		OF PERIOD
Description

Year ended December 31, 2005:
Allowance deducted from asset account
(customer accounts receivable):
For doubtful accounts	$33,826,914	$11,669,552	(A)	$45,472,955	(B)	$23,511
For estimated loss on returns	5,098,000	61,593,402		62,089,402	(C)	4,602,000

Total	38,924,914	73,262,954		107,562,357		4,625,511
Allowance deducted from asset account
(merchandise inventories)
For obsolete inventory	3,600,000	484,222		2,584,222	(D)	1,500,000

Total	$42,524,914	$73,747,176		$110,146,579		$6,125,511

Year ended December 31, 2004:
Allowance deducted from asset account
(customer accounts receivable):
For doubtful accounts	$40,349,957	$22,664,048	(A)	$29,187,091	(B)	$33,826,914
For estimated loss on returns	7,123,151	71,666,392		73,691,543	(C)	5,098,000

Total	47,473,108	94,330,440		102,878,634		38,924,914
Allowance deducted from asset account
(merchandise inventories)
For obsolete inventory	3,600,000	6,329,398		6,329,398	(D)	3,600,000

Total	$51,073,108	$100,659,838		$109,208,032		$42,524,914

Year ended December 31, 2003:
Allowance deducted from asset account
(customer accounts receivable):
For doubtful accounts	$40,138,263	$31,826,636	(A)	$31,614,942	(B)	$40,349,957
For estimated loss on returns	7,067,965	87,238,648		87,183,462	(C)	7,123,151

Total	47,206,228	119,065,284		118,798,404		47,473,108
Allowance deducted from asset account
(merchandise inventories)
For obsolete inventory	4,000,000	4,515,882		4,915,882	(D)	3,600,000

Total	$51,206,228	$123,581,166		$123,714,286		$51,073,108

Note (A) — Current year provision for doubtful accounts, charged against income.
Note (B) — Accounts charged off, net of recoveries. On November 4, 2005, the Company sold its proprietary credit program to an industrial bank subsidiary of Alliance Data Systems Corporation. The proceeds of the sales were for par plus a premium. The sales transaction resulted in reversing the then allowance for doubtful accounts of $23.2 million. The balance of the amount in this column ($22.3 million) relates to accounts charged off, net of recoveries, prior to the sale of the credit portfolio.

Note (C) — Sales value of merchandise returned.
Note (D) — Inventory liquidated, net of proceeds received.