Form 10-Q
period 2006-03-31
BLAIR CORP
filed 2006-05-09
CIK 71525

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



 For the quarterly period ended March 31, 2006     Commission File Number 1-878
--------------------------------------------------------------------------------




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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer
                        ------------

Accelerated filer             X
                        ------------

Non-accelerated filer
                        ------------

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act.)   YES      NO  X
                                                     -----   -----

As of May 3, 2006 the registrant had outstanding 3,983,403 shares of its common stock without nominal or par value.

                          PART I. FINANCIAL INFORMATION

                    ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

                       BLAIR CORPORATION AND SUBSIDIARIES

                                 March 31, 2006

                       Blair Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                          (Unaudited)
                                                            March 31       December 31
                                                              2006             2005
                                                        --------------------------------
Assets
Current Assets:
   Cash and cash equivalents                              $ 22,781,744    $ 53,099,129
   Receivables, less allowances for doubtful accounts
    of $145,019 in 2006 and $158,471 in 2005                 4,961,346       2,987,832
   Inventories:
       Merchandise                                          76,995,377      71,217,282
       Advertising and shipping supplies                    16,076,116      12,146,732
                                                        --------------------------------
                                                            93,071,493      83,364,014

   Deferred income taxes                                       118,000         731,000
   Prepaid and refundable federal and state taxes            2,313,911             -0-
   Prepaid expenses                                          2,528,284       2,781,777
                                                     --------------------------------
Total current assets                                       125,774,778     142,963,752


Property, plant and equipment:
   Land                                                      1,142,144       1,142,144
   Buildings and leasehold improvements                     66,687,821      66,609,565
   Equipment                                                75,689,509      75,320,297
   Construction in progress                                  4,987,922       3,961,206
                                                        --------------------------------
                                                           148,507,396     147,033,212
   Less allowances for depreciation                         99,789,067      98,350,258
                                                        --------------------------------
                                                            48,718,329      48,682,954


Trademark                                                      325,617         343,678
Other long-term assets                                       1,047,608       1,103,903
                                                        --------------------------------
Total assets                                              $175,866,332    $193,094,287
                                                        ================================


See accompanying notes.

                       Blair Corporation and Subsidiaries

                                                          (Unaudited)
                                                            March 31       December 31
                                                              2006             2005
                                                        --------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
   Trade accounts payable                                 $ 24,288,094    $ 29,137,285
   Advance payments from customers                           3,566,052       1,873,803
   Reserve for sales returns                                 4,995,000       4,602,000
   Accrued expenses                                         18,472,220      20,994,747
   Accrued federal and state taxes                                 -0-       6,782,444
   Current portion of capital lease obligations                 18,640          19,198
                                                        --------------------------------
Total current liabilities                                   51,340,006      63,409,477

Capital lease obligations, less current portion                 11,472          14,695

Deferred income taxes                                        2,395,000       2,582,000

Other long-term liability                                      858,094         679,720

Stockholders' equity:
   Common stock without par value:
     Authorized 12,000,000 shares
     issued 10,075,440 shares (including shares
     held in treasury) -- stated value                         419,810         419,810
   Additional paid-in capital                               13,700,346      13,553,937
   Retained earnings                                       328,093,229     334,023,925
   Accumulated other comprehensive loss                        (78,166)        (48,579)
                                                        --------------------------------
                                                           342,135,219     347,949,093
   Less 6,109,239 shares in 2006 and 6,124,818
     shares in 2005 of common stock
     in treasury -- at cost                                220,844,951     221,381,619
   Less receivable and deferred compensation
     from stock plans                                           28,508         159,079
                                                        --------------------------------
Total stockholders' equity                                 121,261,760     126,408,395
                                                        --------------------------------
Total liabilities and stockholders' equity                $175,866,332    $193,094,287
                                                        ================================


       See accompanying notes.

                       Blair Corporation and Subsidiaries

                        Consolidated Statements of Income


                                                                   (Unaudited)
                                                               Three Months Ended
                                                                    March 31
                                                              2006             2005
                                                        --------------------------------
Net sales                                                $ 102,682,991   $ 107,557,919
Other revenue                                                1,511,280      10,715,572
                                                        --------------------------------
                                                           104,194,271     118,273,491

Cost and expenses:
  Cost of goods sold                                        47,920,130      52,774,761
  Advertising                                               31,543,715      29,458,705
  General and administrative                                32,421,844      31,859,818
  Provision for doubtful accounts                               50,877       3,492,632
  Interest (income) expense, net                              (316,161)       (125,229)
  Other expense (income), net                                   47,596        (209,519)
                                                        --------------------------------
                                                           111,668,001     117,251,168
                                                        --------------------------------
(Loss) income before income taxes                           (7,473,730)      1,022,323

Income taxes (benefit) provision                            (2,679,000)        372,000
                                                        --------------------------------
Net (loss) income                                        $  (4,794,730)  $     650,323
                                                        ================================


Basic (loss) earnings per share based on
  weighted average shares outstanding                          $(1.23)            $.08
                                                        ================================


Diluted (loss) earnings per share based on
  weighted average shares outstanding
  and assumed conversions                                      $(1.23)            $.08
                                                        ================================


See accompanying notes.

                       Blair Corporation and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                                                   (Unaudited)
                                                               Three Months Ended
                                                                    March 31
                                                              2006             2005
                                                        --------------------------------
Common Stock                                             $     419,810   $     419,810

Additional Paid-in Capital:
Balance at beginning of period                              13,553,937      13,238,311
Issuance of 425 shares in 2006 and 300 shares in
  2005 of common stock to non-employee directors                (4,841)         (4,013)
Issuance of 12,420 shares in 2006 and 7,928 shares in
  2005 of common stock under Omnibus Stock Plan-
  Executive Officer Stock Awards                               (34,907)        (37,198)
Forfeitures of 750 shares in 2006 and 1,150 shares in
  2005 of common stock under Omnibus Stock and
  Employee Stock Purchase Plans                                (10,685)         (9,144)
Exercise of 3,484 shares in 2006 and 6,200 shares in
  2005 of common stock under Omnibus Stock Plan-
  Non-Qualified Stock Options                                  (35,216)        (39,324)
Tax benefit on exercise of Non-Qualified Stock Options          69,000          30,000
Unvested Stock Options under Omnibus Stock Plan                163,058             -0-
                                                        --------------------------------
Balance at end of period                                    13,700,346      13,178,632


Retained Earnings:
Balance at beginning of period                             334,023,925     306,544,284
Net (loss) income                                           (4,794,730)        650,323
Cash dividends per share- $.30 in 2006 and $.15 in 2005     (1,135,966)     (1,194,993)
                                                        --------------------------------
Balance at end of period                                   328,093,229     305,999,614


Accumulated Other Comprehensive Loss:
Balance at beginning of period                                 (48,579)       (118,634)
Foreign currency translation losses                            (29,587)         (3,230)
                                                        --------------------------------
Balance at end of period                                       (78,166)       (121,864)


Treasury Stock:

Balance at beginning of period                            (221,381,619)    (35,955,582)
Issuance of 425 shares in 2006 and 300 shares in
  2005 of common stock to non-employee directors                14,478           8,588
Issuance of 12,420 shares in 2006 and 7,928 shares in
  2005 of common stock under Omnibus Stock Plan-
  Executive Officer Stock Awards                               410,844         226,938
Forfeitures of 750 shares in 2006 and 1,150 shares in
  2005 of common stock under Omnibus Stock and
  Employee Stock Purchase Plans                                    -0-         (22,706)
Exercise of 3,484 shares in 2006 and 6,200 shares in
  2005 of common stock under Omnibus Stock Plan-
  Non-Qualified Stock Options                                  111,346         165,674
                                                        --------------------------------
Balance at end of period                                  (220,844,951)    (35,577,088)


See accompanying notes.

                       Blair Corporation and Subsidiaries

                                                                   (Unaudited)
                                                               Three Months Ended
                                                                    March 31
                                                              2006             2005
                                                        --------------------------------
Receivable and Deferred Compensation from Stock Plans:
Balance at beginning of year                                  (159,079)     (1,560,915)
Issuance (net of forfeitures) of common stock under
   Omnibus Stock Plan - Restricted Stock Awards and
   Executive Officer Awards:
     Receivable                                                 (2,738)          7,347
     Deferred compensation                                         -0-             -0-
Amortization of deferred compensation,
   net of forfeitures                                           79,104          47,786
Amortization of Executive Officer Stock awards,
   net of vesting and forfeitures                               (1,071)         92,845
Applications of dividends and cash repayments                   55,276          76,771
                                                        --------------------------------
Balance at end of period                                       (28,508)     (1,336,166)
                                                        --------------------------------
Total stockholders' equity                               $ 121,261,760   $ 282,562,938
                                                        ================================


Comprehensive (loss) income:
Net (loss) income                                        $  (4,794,730)  $     650,323
Adjustment from foreign currency translation                   (29,587)         (3,230)
                                                        --------------------------------
Comprehensive(loss) income                               $  (4,824,317)  $     647,093
                                                        ================================


See accompanying notes.

                       Blair Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                   (Unaudited)
                                                               Three Months Ended
                                                                    March 31
                                                              2006             2005
                                                        --------------------------------

Operating activities
Net (loss) income                                         $ (4,794,730)   $    650,323
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
     Depreciation                                            1,880,103       2,161,925
     Amortization                                               74,356          82,528
     Loss (gain) on disposal of assets                          73,310        (208,366)
     Provision for doubtful accounts                            50,877       3,492,632
     Provision for deferred income taxes                       426,000         290,000
     Compensation expense (net of forfeitures)
       for stock awards                                        664,424         351,814
     Changes in operating assets and liabilities
       providing (using) cash:
         Customer accounts receivable                           71,876       9,226,671
         Receivables                                        (2,095,238)       (691,345)
         Inventories                                        (9,707,479)      3,438,767
         Prepaid expenses and other assets                     254,259        (530,591)
         Trade accounts payable                             (4,848,566)      3,246,439
         Advance payments from customers                     1,692,249       1,303,513
         Accrued returns                                       389,887         231,667
         Accrued expenses and other long-term liability     (2,344,153)     (1,295,842)
         Federal and state taxes                            (9,096,355)     (4,309,869)
                                                        --------------------------------
Net cash (used in) provided by operating activities        (27,309,180)     17,440,266


Investing activities
Purchases of property, plant and equipment                  (1,988,376)     (1,708,593)
Proceeds from sale of assets                                       200         505,349
                                                        --------------------------------
Net cash used in investing activities                       (1,988,176)     (1,203,244)


Financing activities
Principal repayments on capital lease obligations               (3,781)        (69,920)
Dividends paid                                              (1,135,966)     (1,194,993)
Exercise of non-qualified stock options                         76,129         126,350
Repayments of notes receivable from stock plans                  4,095          35,400
Tax benefit on exercise of non-qualified stock options          69,000          30,000
                                                        --------------------------------
Net cash used in financing activities                         (990,523)     (1,073,163)


Effect of exchange rate changes on cash                        (29,506)         (2,992)
                                                        --------------------------------
Net (decrease) increase in cash                            (30,317,385)     15,160,867
Cash and cash equivalents at beginning of period            53,099,129      50,559,995
                                                        --------------------------------
Cash and cash equivalents at end of period                $ 22,781,744    $ 65,720,862
                                                        ================================




Supplemental disclosures of cash flow information:
Cash Paid For:
            Interest                                        $      682      $  124,059
            Income taxes                                    $6,000,000      $4,071,100


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                 March 31, 2006

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Blair Corporation (the "Company" or "Blair") and its wholly-owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. All adjustments that were considered necessary for a fair presentation have been included. These adjustments were of a normal recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

NOTE B - REVENUE RECOGNITION

Sales are recorded when the merchandise is shipped to the customer, in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and Staff Accounting Bulletin No. 104, Revenue Recognition, as issued by the Securities & Exchange Commission.

NOTE C - COSTS AND EXPENSES

Cost of goods sold consists of merchandise costs, including sourcing, importing and inbound freight costs. In addition, cost of goods sold includes writedowns, shipping cartons, shipping supplies, merchandise samples and internally incurred shipping and handling costs.

NOTE D - USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE E - RETURNS

The provision for returns charged against income for the first quarter of 2006 and 2005 amounted to $14,450,142 and $15,809,659, respectively. Management believes these provisions are adequate based upon the relevant information presently available. However, changes in facts or circumstances could result in an additional adjustment to the Company's provisions.

NOTE F - INVENTORIES

Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year. However, an interim analysis is performed based on management's estimates of expected year-end inventory levels and costs. Results of the interim analysis for the first quarter of 2006 were comparable to year-end calculations. If the FIFO method had been used, merchandise inventories would have increased by approximately $1,160,000 at March 31, 2006 and December 31, 2005.

NOTE G - STOCK COMPENSATION

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No.123(R) supersedes Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees
("Opinion No. 25"), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No.
123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized on the income statement as an expense based on fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective method. As allowed under the modified-prospective method, the financial results for prior periods have not been restated.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                 March 31, 2006

NOTE G - STOCK COMPENSATION - Continued

Prior to January 1, 2006, the Company accounted for its share-based payments to employees using Opinion No. 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options, as permitted by SFAS No. 123. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Non-qualified Employee Stock Option." SFAS No. 123(R) requires the benefits of tax deductions in excess of the recognized compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This excess amount was $69,000 and $30,000 in the first quarter of 2006 and 2005, respectively, and is shown as "Tax benefit on exercise of non-qualified stock options" in the consolidated statement of cash flows.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's loss before income taxes and net income for the three months ended March 31, 2006 are $218,000 and $140,000 greater, respectively, than if the Company had continued to account for share-based compensation under Opinion No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been a loss of $1.19 per share, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of a loss of $1.23.

Stock activity in 2006 generally includes transactions pertaining to stock awarded to non-employee directors as well as stock awarded and forfeited via the Company's Omnibus Stock and Employee Stock Purchase Plans. Activity is accounted for by comparing the market value of the awards, as required by the Plans, to the cost of the treasury shares used for these transactions. The difference is booked to additional paid-in capital. The following table presents the pro forma net earnings and net earnings per share for the quarter ending March 31, 2005, as if the Company had applied the provisions of SFAS No. 123(R) during that period:


                                                             Pro Forma
                                                                2005
                                                            ------------

Net income as reported                                       $ 650,323

Add:  Total stock-based employee compensation expense
recorded for all awards, net of related tax effects            403,398

Deduct:  Total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects
                                                              (570,571)
                                                            ------------
Pro forma net income                                         $ 483,150
                                                            ============
Earnings per share:
  Basic - as reported                                           $0.08
                                                            ============
  Basic - pro forma                                             $0.06
                                                            ============
  Diluted - as reported                                         $0.08
                                                            ============
  Diluted - pro forma                                           $0.06
                                                            ============


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

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                 March 31, 2006

NOTE H - RECLASSIFICATIONS

Certain amounts in the prior year Consolidated Statements of Cash Flows have been reclassified to conform with the current year presentation.

NOTE I - CONTINGENCIES

The Company is involved in certain items of litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome of such litigation will not have a material effect on the Company's financial condition or results of operations.

NOTE J - ACCRUED EXPENSES

Accrued expenses consist primarily of employee compensation and benefit related items.

NOTE K - STOCKHOLDERS' EQUITY

The following table sets forth the computations of basic and diluted earnings per share as required by Statement of Financial Accounting Standards No. 128:


                                                      Three Months Ended
                                                            March 31
                                                     2006             2005
                                               --------------------------------
Numerator:
  Net (loss) income                               $(4,794,730)     $  650,323
Denominator:
  Weighted average shares outstanding               3,958,687       8,238,350
  Contingently issuable shares -
  Omnibus Stock Purchase Plan                          52,286          61,436
                                               --------------------------------
Denominator for basic earnings per share            3,906,401       8,176,914
  Effect of dilutive securities:
    Employee stock options                             N/A            133,496
                                               --------------------------------
Denominator for diluted earnings per share          3,906,401       8,310,410
                                               ================================
Basic earnings per share                             ($1.23)          $0.08
                                               ================================
Diluted earnings per share                           ($1.23)          $0.08
                                               ================================

As a result of the loss incurred for the three month period ended March 31, 2006, the common stock equivalents would be anti-dilutive (i.e., reduced the loss) and, therefore, were excluded.

NOTE L - INCOME TAXES

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rate(s) expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized.

The $2.7 million tax benefit for the first quarter of 2006 was generated as a result of the net loss before income taxes and consists primarily of amounts available from a Federal Net Operating Loss carryback . This benefit is reflected on the balance sheet as a current asset labeled prepaid and refundable federal and state taxes.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                 March 31, 2006

NOTE M - BUSINESS SEGMENT AND CONCENTRATION OF BUSINESS RISK

The Company operates as one segment in the business of selling women's and men's fashion apparel and accessories and home furnishing items. Specifically, the segment includes the Womenswear, Menswear, Home and Stores product lines.

The Company's segment reporting is consistent with the presentation made to the Company's chief operating decision-maker. The Company's customer base is comprised of individuals throughout the United States and is diverse in both geographic and demographic terms. Advertising is done mainly by means of catalogs, direct mail letters and the internet, which offer the Company's merchandise.

NOTE N - SEPARATION PROGRAMS

In 2005, the Company accrued and charged to expense $933,000 in separation costs. The costs were charged against the gain on the sale of the credit portfolio in the income statement. The $933,000 charge represents severance pay and related payroll taxes for personnel whose services were no longer required after the sale of the credit portfolio. As of March 31, 2006, $366,000 of the $933,000 remains unpaid and recognized as an accrued liability.

In 2005, in addition to the $933,000 of separation costs related to the sale of the credit portfolio, the Company accrued and charged to expense an additional $2.6 million in separation costs. In the first quarter of 2006, the Company accrued and charged to expense $1.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The aggregate $4.1 million charge represents severance pay, related payroll taxes and medical benefits due to former employees who have separated from the Company. These charges are in connection with the previously announced changes to the Company's organizational structure and leadership team. Going forward, the Company's business operations will consist of three principal groups:
Merchandising and Design, Merchandise Procurement and Marketing Services. For more than a year, the Company has been refocusing its energies on its core businesses in an effort to better position itself for long-term growth and to increase shareholder value. This focus has been the impetus for recent major business decisions made by the Company, which include selling its credit portfolio to World Financial Capital Bank, an industrial bank subsidiary of Alliance Data Systems Corporation, expanding its internal marketing and advertising capabilities, closing its Crossing Pointe and Allegheny Trail divisions and investing in its distribution center. As of March 31, 2006, $3.2 million of the $4.1 million remains unpaid and recognized as an accrued liability.

In the first quarter of 2001, the Company accrued and charged to expense $2.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The $2.5 million charge represents severance pay, related payroll taxes and medical benefits due to 56 eligible employees who accepted a voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of the end of the first quarter of 2006, $2.4 million of the $2.5 million has been paid.

The following table summarizes the charges to income and related accruals as of March 31, 2006, December 31, 2005 and December 31, 2004 pertaining to the voluntary separation programs described above.

                                  Blair           Credit            Changes in
                                 Mailing         Portfolio        Organizational
                                  Center           Sale             Structure
                              --------------------------------------------------
Accrual at December 31, 2004    $495,000          $      -         $        -
Expense                                -           933,000          2,600,000
Payments                         367,000           395,000            416,000
                              --------------------------------------------------
Accrual at December 31, 2005     128,000           538,000          2,184,000
Expense                                -                 -          1,475,000
Payments                          50,000           172,000            416,000
                              --------------------------------------------------
Accrual at March 31, 2006       $ 78,000          $366,000         $3,243,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                 March 31, 2006

Comparison of First Quarter 2006 and First Quarter 2005

Overview

During the first quarter of 2006, the Company incurred costs, made investments and adjusted its business model in support of its strategy to focus on its core customers and enhance shareholder value.

Net sales for the first quarter ended March 31, 2006 were $102.7 million, a decrease of 4.5%, compared to $107.6 million reported for the first quarter ended March 31, 2005. The Company reported a net loss for the first quarter ended March 31, 2006 of $4.8 million, or $1.23 per basic and diluted share, compared to net income of $650,000, or $0.08 per basic and diluted share, reported for the first quarter of 2005.

The per share results for 2006 reflect the reduction of weighted-average shares outstanding resulting from Blair's tender offer for the repurchase of 4.4 million outstanding shares on August 16, 2005. The Company had 4.0 million shares of common stock outstanding at March 31, 2006, compared to 8.2 million shares at March 31, 2005. Without the reduction in outstanding shares for the first quarter of 2006, basic per share results would have been a loss of $0.58.

The decrease in net sales for the first quarter of 2006 is primarily attributable to a continuing softness in response rates to the traditional letter mailings channel of the Company's direct marketing programs. The Company plans to address the declining response to these traditional letter mailings by introducing a newly designed and successfully tested special catalogue in the second half of 2006. Higher energy related costs, which generally reduced consumer discretionary income and an assumption by management that there was hesitancy on the part of the Company's credit reliant customers to purchase using the new Blair credit card ("Blair Credit") also contributed to the decline in sales. Blair Credit is granted by a third party as part of a long-term marketing and servicing alliance under a Private Label Credit Program Agreement (the "Program Agreement") having a term of ten (10) years. Sales for the quarter also reflect some decreases in average unit selling prices as a result of price-point repositioning in key product areas for our core customers.

In 2005, Blair sold its credit portfolio to World Financial Capital Bank, a wholly-owned subsidiary of Alliance Data Systems Corporation. Net income and earnings per share results for the first quarter of 2006 reflect the impact of the transition from the Company managing its proprietary credit program to having a third party administer the Blair Credit program. As a result of the sale of the credit portfolio, the Company no longer receives finance charge revenue, does not incur bad debts and has lower general and administrative costs associated with the administration of the credit portfolio. Excluding the net results generated by the credit portfolio in the first quarter of 2005, the Company would have incurred a net loss of $1.7 million or $0.21 per basic share compared to the reported net income of $650,000, or $0.08 per basic and diluted share in the first quarter of 2005.

During the first quarter of 2006, Blair Credit sales as a payment method were not yet comparable to prior levels of its proprietary credit program. The Company continues to work closely with its credit partner to develop and refine marketing initiatives that will provide additional customer benefits and improve Blair Credit usage when buying products. The Company anticipates that over time Blair Credit activity levels will approach historical proprietary credit program levels.

Several additional factors adversely affected results for the first quarter of 2006. The inflationary impact of the January 2006 postage and paper rate increases, higher customer acquisitions costs and the soft response to the Company's traditional letter mailings all reduced advertising efficiency and adversely impacted pre-tax earnings by $3.5 million or $0.58 per basic share.

Throughout 2005 and into 2006, the Company has been reevaluating its business practices in light of changes in the marketplace and its business model. During the quarter, the Company incurred expenses associated with reconfiguring its operations. The reported results for the first quarter include a pre-tax severance charge of $1.5 million or $0.25 per basic share associated with continuing restructuring efforts. Also in the first quarter, the Company incurred an increase in pre-tax professional fees of $560,000 or $.09 per basic share primarily related to an extensive consumer and brand strategy study for its Home business. In addition, first quarter results include a pre-tax compensation expense of $220,000 or $0.04 per basic share related to the adoption of FASB Statement No. 123(R) which requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the income statement based on fair values.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                 March 31, 2006

Overview - Continued

Comparison of First Quarter 2006 and First Quarter 2005 - Continued

The Company continued to realize favorable improvements in the product procurement area. Cost of goods sold as a percentage of net sales for the first quarter of 2006 was 46.7%, a significant improvement from 49.1% for the first quarter of 2005. This improvement is the result of continued efforts to reduce the cost of merchandise due to increased direct sourcing by the Company as well as lower inventory liquidation costs.

In recent years, the Company has experienced generally lower results in the first quarter. In this regard, the loss for the first quarter of 2006 may not be indicative of future results.

Results of Operations

Net loss for the first quarter ended March 31, 2006 was $4.8 million or $1.23 per basic share, compared to net income of $650,000 or $.08 per basic and diluted share, for the first quarter ended March 31, 2005.

Net sales for the first quarter of 2006 totaled $102.7 million and were 4.5% lower ($4.9 million) than net sales for the first quarter of 2005. In addition to the internal and external factors discussed in the overview, first quarter 2005 net sales included $620,000 from the Crossing Pointe catalog and the Allegheny Trail business which were closed in 2005. Gross sales revenue generated per advertising dollar decreased almost 11% in the first quarter of 2006 compared to the first quarter of 2005. The primary reasons for the reduction in advertising efficiency include January 2006 postage and paper rate increases, reduced response to the Company's traditional letter mailings channel of its direct marketing programs and increased customer acquisition efforts. The total number of orders shipped decreased approximately 4% and the average order size decreased approximately 4% in the first quarter of 2006 as compared to the first quarter of 2005. The Company has reduced average selling prices in key product areas for its core customers as part of a price-point repositioning strategy. The provision for returned merchandise as a percentage of gross sales decreased 65 basis points in the first quarter of 2006 as compared to the first quarter of 2005. Management attributes this favorable change to continued emphasis on improved product quality and fit.

Other revenue decreased 85.9% from $10.7 million to $1.5 million in the first quarter of 2006 versus the first quarter of 2005 primarily due to the elimination of finance charge revenues. The elimination of finance charges resulted from the previously announced sale of the Company's proprietary credit portfolio in November 2005. As a result of the sale, the Company no longer realizes finance charge revenue, maintains provisions for doubtful accounts and incurs general and administrative expenses associated with supporting the proprietary credit program.

Cost of goods sold decreased $4.9 million (9.2%) to $47.9 million in the first quarter of 2006 as compared to the first quarter of 2005. Cost of goods sold as a percentage of net sales for the first quarter of 2006 was 46.7%, a significant improvement from 49.1% for the first quarter of 2005. The improvement in cost of goods sold as a percentage of net sales reflects an increase in direct sourcing, which significantly lowered merchandise acquisition costs. The Company plans to continue to expand internal product development and direct sourcing as part of its strategic initiatives to further reduce cost of goods and increase profitability. The Company's direct sourcing offices, located in Hong Kong, Taiwan, Singapore, New Delhi, Shanghai and Pakistan, the Company's only foreign operations, directly sourced more than 35% of the Company's merchandise from foreign suppliers in the first quarter of 2006 as compared to approximately 26% in first quarter of 2005. The existence of these offices serves to lower the Company's cost of acquiring merchandise. Other factors that contributed to improvement in the above percentage include a reduction in customer returns reflecting ongoing programs to improve merchandise quality, internal efforts to lower overall shipping costs and initiatives to lower overall inventory liquidation costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                 March 31, 2006

Results of Operations - Continued

Comparison of First Quarter 2006 and First Quarter 2005 - Continued

Advertising expenses in the first quarter of 2006 increased $2.1 million (7.1%) to $31.5 million from the first quarter of 2005. The total number of catalog mailings released in the first quarter of 2006 was 2.8 million or 6.4% greater than the first quarter of 2005. The increase in catalog circulation reflects the Company's transitioning to catalogs from traditional letter style mailing and increased customer acquisition efforts. The total number of prospect catalog mailings increased 263,000 or 3.8% in the first quarter of 2006 as compared to the first quarter of 2005. The increase in prospect circulation is the result of increased customer acquisition efforts.

The total number of letter mailings released in the first quarter of 2006 decreased by 37.2% (3.7 million) as compared to the first quarter of 2005. The decrease in letter mailings was in recognition of continued soft response to this channel of the Company's marketing programs. The Company plans to address the declining response to these traditional letter mailings by introducing a newly designed and successfully tested special catalog in the second half of 2006.

Total circulation of the co-op and media advertising programs increased 11.4% (33.5 million pieces) in the first quarter of 2006 as compared to the first quarter of 2005 as part of the Company's expanded customer acquisition efforts in the first half of the year.

The Company maintains two e-commerce sites, www.blair.com and www.irvinepark.com. In the first quarter of 2006, the Company generated $26.5 million in e-commerce net sales as compared to $23.4 million in the first quarter of 2005, a 13.2% increase. The year-over-year increase reflects continued customer interest in migrating to the Company's websites and the impact of internal initiatives designed to encourage customers to purchase online. During the quarter, web site traffic increased 20% over 2005 levels and the revenue resulting from advertising investments in search engine marketing doubled.

General and administrative expenses increased 1.8% ($562,000) in the first quarter of 2006 as compared to the first quarter of 2005. As a percent of net sales, general and administrative expenses were 31.6% for the quarter ended March 31, 2006 compared to 29.6% for the quarter ended March 31, 2005. Reduced variable employee costs associated with lower sales volume and the sale of the Company's proprietary credit portfolio on November 2005 were more than offset by severance costs of $1.5 million, increased professional fees of $560,000 and a compensation charge of $220,000 associated with the adoption FASB Statement No. 123(R). The severance costs relate to the Company's ongoing evaluation of its business practices in light of changes in the marketplace and its business model. The increased professional fees primarily relate to an extensive consumer and brand strategy study for the Company's Home business. The adoption of FASB Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the income statement based on fair values.

The provision for doubtful accounts decreased approximately $3.4 million from $3.5 million to $51,000 or 98.5% in the first quarter of 2006 as compared to the first quarter of 2005. The 2005 amount represents provisions for doubtful accounts prior to the sale of the Company's proprietary credit portfolio to World Financial Capital Bank on November 4, 2005.

Net interest (income) expense, improved by $191,000 in the first quarter of 2006 compared to the first quarter of 2005. Interest income increased due to higher rates. Interest expense decreased as a result of no borrowings outstanding during the first quarter of 2006. Subsequent to the sale of the Company's proprietary credit portfolio in 2005, the Company utilized a portion of the proceeds from the sale to pay off its outstanding debt.

Net other expense (income), decreased by $257,000 in the first quarter of 2006 compared to the first quarter of 2005. In connection with the discontinuance of the Crossing Pointe catalog title, on March 30, 2005, the Company sold all open Crossing Pointe credit accounts receivable to a third party at a discount. After comparing the proceeds of the sale to the net carrying value of this asset, the Company realized a gain of approximately $500,000, which was recorded on this financial statement line item in 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                 March 31, 2006

Results of Operations - Continued

Comparison of First Quarter 2006 and First Quarter 2005 - Continued

Income taxes (benefit) payable as a percentage of income before income taxes were 35.8% in the first quarter of 2006 as compared to 36.4% in the first quarter of 2005. The federal income tax rate was 35% in both years. The change in the total income tax rate was caused by a change in the Company's effective state income tax rate.

Liquidity and Sources of Capital

At March 31, 2006, the Company had no borrowings outstanding under its $75 million credit facility. The Company had letters of credit totaling $15.4 million outstanding, which reduces the amount of borrowings available under the amended and restated credit agreement. Outstanding letters of credit totaled $19.6 million at December 31, 2005, and $19.1 million at March 31, 2005. Letters of credit are comprised mainly of two categories. One such category is comprised of commercial letters of credit used for the purpose of purchasing goods from non-U.S. suppliers. The other category is comprised of performance guarantees for a consolidated subsidiary and insurance bonding purposes. All letters of credit have a term of one year or less.

The Company was in compliance with all debt covenants as of March 31, 2006. The Company believes it has adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

The following table and narrative highlight significant changes in cash and cash equivalents for the three months ended March 31, 2006 and 2005.


                                                                    Three Months Ended
                                                                         March 31
                                                                                          Increase/
                                                             2006            2005        (decrease)
                                                       -----------------------------------------------

Net cash (used in) provided by operating activities     $(27,309,180)   $17,440,266     $(44,749,446)
Net cash used in investing activities                     (1,988,176)    (1,203,244)        (784,932)
Net cash used in financing activities                       (990,523)    (1,073,163)          82,640
Effect of exchange rate changes on cash                      (29,506)        (2,992)         (26,514)
                                                       -----------------------------------------------
Net decrease in cash and cash equivalents               $(30,317,385)   $15,160,867     $(45,478,252)
                                                       ===============================================


The $30.3 million decrease in cash and cash equivalents is primarily due to unfavorable cash flow from operating activities. Net cash used in operating activities was $27.3 million for the three months ended March 31, 2006, a $44.7 million decrease compared to the same period in fiscal 2005. This decrease is primarily attributable to unfavorable changes in several components of working capital. The primary factors are unfavorable changes to accounts receivable of $9.1 million, inventories of $13.1 million, trade accounts payable and accrued expenses of $13.9 million and provisions for doubtful accounts of $3.4 million.

Anticipated cash requirements during 2006 are primarily to fund capital expenditures and pay dividends. The Company expects to fund 2006 cash requirements with cash provided from operations, cash on hand and borrowings as needed under the current credit facility.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                 March 31, 2006

Liquidity and Sources of Capital - Continued

The following table illustrates net sales and the percent of net sales that each product line represents.

                        3/31/06                        3/31/05
                       Net Sales      Percent of      Net Sales      Percent of
                                      Total Net          (in          Total Net
   Product Line      (in millions)      Sales         millions)         Sales
--------------------------------------------------------------------------------

Womenswear               $67.2          65.4%          $69.8            64.8%
Menswear                  18.4          17.9%           19.2            17.8%
Home                      16.7          16.3%           17.5            16.3%
Crossing Pointe            0.0           0.0%            0.4             0.4%
Stores                     0.4           0.4%            0.4             0.4%
Allegheny Trail            0.0           0.0%            0.3             0.3%
                   -------------------------------------------------------------
Total                   $102.7         100.0%         $107.6           100.0%
                   =============================================================

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $2.0 million during the first quarter of 2006, compared to $1.7 million during the first quarter of 2005. Most of the $2.0 million of capital expenditures in the first quarter of 2006 were attributable to improving the Company's information services capabilities as they support the order fulfillment and the outsourced credit origination functions.

Future cash needs beyond 2006 will be financed by cash flow from operations, available cash on hand, existing borrowing arrangements and, if needed, other financing arrangements that may be available to the Company. However, the Company's current projection of future cash requirements may be affected by numerous factors, including changes in sales volume, operating cost fluctuations and revised capital spending activities.

Critical Accounting Policies

Preparation of the Company's financial statements requires the application of a number of accounting policies, which are described in "Note 1, Significant Accounting Policies" in the "Notes to Consolidated Financial Statements" in the Company's 2005 10-K. The critical accounting policies, which if interpreted differently under different conditions or circumstances could result in material changes to the reported results; deal with properly valuing accounts receivable (in 2005) and inventory, and our policy with regard to the timing of recording expenses for direct advertising costs . Properly valuing accounts receivable and inventory requires the establishment of proper reserve and allowance levels, specifically an allowance for doubtful accounts and returns and a reserve for inventory obsolescence. The Company's senior financial management and auditors review the critical accounting policies and estimates with the Audit Committee of the board of directors.

The Company's revenue recognition policy is as follows: Sales are recorded when the merchandise is shipped to the customer in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                 March 31, 2006

Critical Accounting Policies - Continued

At March 31, 2006, the Company had total net current deferred tax assets of $118,000. These assets relate principally to asset valuation reserves including returns and inventory obsolescence. Based on recent historical earnings performance and current projections, management believes that a valuation allowance is not required against these deferred tax assets, except for the valuation allowances against state net operating losses. The state net operating loss valuation allowance was provided due to its uncertainty of realization based upon the state's net operating loss carryforward rules.

Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees
(Opinion No. 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expenses in the income statement based on fair values. Pro forma disclosure is no longer an alternative. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's income before income taxes and net income for the three months ended March 31, 2006 are $218,000 and $140,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion
No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been a loss of $1.19 per share, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of a loss of $1.23.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, which historically had been the accepted practice. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. The Company has not completed its estimate of what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), but expects them to be immaterial to its financial position.

Future Considerations

The Company is faced with the ever-present challenge of maintaining and expanding its customer file. This involves the acquisition of new customers (prospects), the conversion of new customers to established customers (active repeat buyers) and the retention and/or reactivation of established customers.

These actions are vital in growing the business but are being negatively impacted by increased operating costs, a declining labor pool, increased competition in the retail sector, high levels of consumer debt, varying consumer response rates, increasing energy costs and an uncertain economy. The preceding factors can also negatively impact the Company's ability to properly value inventories by making it more difficult to establish proper allowance and reserve levels, specifically, the allowances for returns and the reserve for inventory obsolescence.

The Company's marketing strategy includes targeting customers in the "40 to 75, low-to-moderate income" market. Success of the Company's marketing strategy requires investment in database management, digital asset management, campaign management, financial and operating systems, prospecting programs, catalog marketing, telephone call centers, e-commerce and fulfillment operations. Management believes that these investments should improve the Company's position in new and existing markets and provide opportunities for future earnings growth.

In March 2006, the Company was notified that its main consolidator for outgoing packages filed for Chapter 7 bankruptcy. The Company has recently engaged the services of another consolidator and the cost of outbound freight for the balance of the year is anticipated to be higher than under the previous arrangement. The Company is exploring ways to mitigate the impact of the higher expense on future results due to the new arrangement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - Continued

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                 March 31, 2006

Future Considerations - Continued

Requirements adopted by the Securities and Exchange Commission in response to the passage of the Sarbanes-Oxley Act of 2002 require an ongoing review and evaluation of our internal control systems and attestation of these systems by our independent auditors. We will review our internal control procedures and consider further documentation of such procedures that may be necessary in the future on an ongoing basis. While we currently believe we have identified and committed the appropriate resources to meet all of the requirements, there is always a risk inherent in any control system that not all errors or misstatements will be detected. Any improvements in our internal control systems or in documentation of such control systems could be costly to prepare or implement, could divert attention of management of our finance staff and may cause our operating expenses to increase over the ensuing year.

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

Investors are cautioned that such forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including without limitation the following:
(i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; (iii) external factors such as, but not limited to, changes in consumer response rates, success of new business lines and increases in postal, paper and printing costs; and (iv) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk components since December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                           PART II. OTHER INFORMATION

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                 March 31, 2006

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      The Company is from time to time a party to ordinary routine litigation incidental to various aspects of its operations. Management is not currently aware of any litigation that will have a material adverse impact on the Company's financial condition or results of operations.

Item 1A. Risk Factors

      There have been no material changes from the risk factors previously disclosed in Item 1A. to Part I of the Company's Form 10-K filed with the Securities and Exchange Commission on March 8, 2006 except as follows:

      The Company's sales, revenue and operating income may be adversely impacted by changes in minimum customer credit scores determined by a third party.

      Historically, Blair has managed its own credit portfolio and set the minimum credit scores a consumer must have to be entitled to purchase Blair merchandise on credit. Blair sold its receivables portfolio to World Financial Capital Bank, an industrial bank subsidiary of Alliance Data Systems Corporation in November 2005, and going forward they will have discretion over the minimum credit score necessary to be eligible to purchase Blair merchandise on credit. If the bank decides to raise the applicable credit rating standards, certain consumers will no longer qualify to purchase Blair merchandise on credit, which could lower sales thereby lowering revenue and operating income.

      In addition, lower sales may result from hesitancy on the part of the Company's credit reliant customers to purchase using the new Blair credit card.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      On February 24, 2006 the Company issued a retainer grant of 125 shares of common stock to Jerel G. Hollens, concurrent with his appointment to the board of directors, as consideration for his service on the board of directors of the Company for a period of approximately two months. The Company relied on the exemption from registration provided for by Rule 506 of Regulation D and alternatively Section 4(2) of the Securities Act of 1933. By virtue of his status as a director of the Company, Mr. Hollens is an "accelerated investor" as that term is defined in Rule 501 of Regulation D. The Company did not offer or sell any securities by any form of general solicitation or general advertising, and the Company used reasonable care to assure that Mr. Hollens cannot take any action whereby he may be deemed to be an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 by, among other things, affixing a legend on the certificates representing the shares of common stock granted to Mr. Hollens stating that the securities have not been registered under the Securities Act of 1933 and referring to the restrictions on transferability and sale of such securities, and a stop transfer order was given to the Company's transfer agent.

Item 3.  Defaults Upon Senior Securities

      Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not Applicable.

Item 5.  Other Information

      Not Applicable.

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                 March 31, 2006

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

                       BLAIR CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                 March 31, 2006

Item 6. Exhibits - Continued


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

(20) Incorporated by reference to Note K of the financial statements included herein.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.







                                                  BLAIR CORPORATION
                                    --------------------------------------------
                                                    (Registrant)











Date:   May 9, 2006                 By             JOHN E. ZAWACKI
-----------------------               ------------------------------------------
                                                   JOHN E. ZAWACKI
                                        President and Chief Executive Officer


                                    By             LARRY J. PITORAK
                                      ------------------------------------------
                                                   LARRY J. PITORAK
                                            Interim Chief Financial Officer


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

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



Date: May 9, 2006                                   JOHN E. ZAWACKI
-----------------                             ---------------------------
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

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



Date: May 9, 2006                                   LARRY J. PITORAK
-----------------                            -------------------------------
                                                    LARRY J. PITORAK
                                             Interim Chief Financial Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Zawacki, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
      and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 Date: May 9, 2006                               JOHN E. ZAWACKI
 -----------------                         -----------------------------
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

                                                                    Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Blair Corporation (the "Company") on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Larry J. Pitorak, Interim Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
      and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 Date: May 9, 2006                             LARRY J. PITORAK
 -----------------                      -------------------------------
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