Form 10-Q
period 2006-06-30
BLAIR CORP
filed 2006-08-09
CIK 71525

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006	Commission File Number 1-878

Blair Corporation
(Exact name of registrant as specified in its charter)

Delaware	25-0691670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Hickory Street, Warren, Pennsylvania	16366-0001
(Address of principal executive offices)	(Zip Code)

(814) 723-3600
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

YES X NO__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __	Accelerated file	X	Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES __	NO	X

As of August 4, 2006 the registrant had outstanding 3,891,991 shares of its common stock without nominal or par value.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARIES

June 30, 2006

Blair Corporation and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	June 30	December 31
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$ 27,184,331	$ 53,099,129
Receivables, less allowances for doubtful accounts of $130,833
in 2006 and $158,471 in 2005	3,982,540	2,987,832
Inventories:
Merchandise	67,432,934	71,217,282
Advertising and shipping supplies	7,612,469	12,146,732
	75,045,403	83,364,014
Deferred income taxes	3,185,000	731,000
Prepaid expenses	2,695,691	2,781,777
Total current assets	112,092,965	142,963,752

Property, plant and equipment:
Land	1,142,144	1,142,144
Buildings and leasehold improvements	66,977,336	66,609,565
Equipment	76,358,532	75,320,297
Construction in progress	5,536,155	3,961,206
	150,014,167	147,033,212
Less allowances for depreciation	101,218,477	98,350,258
	48,795,690	48,682,954

Trademark	307,556	343,678
Other long-term assets	1,186,374	1,103,903
Total assets	$162,382,585	$193,094,287

See accompanying notes.

Blair Corporation and Subsidiaries

Consolidated Balance Sheets – Continued

	(Unaudited)
	June 30	December 31
	2006	2005
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$ 16,070,411	$ 29,137,285
Advance payments from customers	2,742,464	1,873,803
Reserve for sales returns	4,475,000	4,602,000
Accrued expenses	17,234,195	20,994,747
Accrued federal and state taxes	1,086,761	6,782,444
Current portion of capital lease obligations	16,272	19,198
Total current liabilities	41,625,103	63,409,477

Capital lease obligations, less current portion	18,594	14,695

Deferred income taxes	2,056,000	2,582,000

Other long-term liability	239,856	679,720

Stockholders’ equity:
Common stock without par value:
Authorized 12,000,000 shares
issued 10,075,440 shares (including shares
held in treasury) -- stated value	419,810	419,810
Additional paid-in capital	13,510,848	13,553,937
Retained earnings	327,182,053	334,023,925
Accumulated other comprehensive loss	(24,141)	(48,579)
	341,088,570	347,949,093
Less 6,174,955 shares in 2006 and 6,124,818
shares in 2005 of common stock
in treasury -- at cost	222,826,482	221,381,619
Less receivable and deferred compensation
from stock plans	(180,944)	159,079
Total stockholders’ equity	118,443,032	126,408,395
Total liabilities and stockholders’ equity	$162,382,585	$193,094,287

See accompanying notes.

Blair Corporation and Subsidiaries

Consolidated Statements of Income

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Net sales	$115,021,551	$120,834,539	$217,704,542	$228,392,458
Other revenue	1,631,159	10,860,582	3,142,439	21,576,154
	116,652,710	131,695,121	220,846,981	249,968,612

Cost and expenses:
Cost of goods sold	51,017,467	54,704,494	98,937,597	107,479,255
Advertising	34,888,118	29,798,990	66,431,833	59,257,695
General and administrative	30,517,057	34,444,325	62,938,901	66,304,143
Provision for doubtful accounts	32,445	3,414,333	83,322	6,906,965
Interest (income) expense, net	(301,585)	(308,761)	(617,746)	(433,990)
Other expense (income), net	130,937	2,666	178,533	(206,853)
	116,284,439	122,056,047	227,952,440	239,307,215
Income (loss) before income taxes	368,271	9,639,074	(7,105,459)	10,661,397

Income taxes provision (benefit)	135,000	3,575,000	(2,544,000)	3,947,000

Net income (loss)	$ 233,271	$ 6,064,074	$ (4,561,459)	$ 6,714,397

Basic earnings (loss) per share based on
weighted average shares outstanding	$0.06	$0.74	($1.17)	$0.82

Diluted earnings (loss) per share based on
weighted average shares outstanding
and assumed conversions	$0.06	$0.73	($1.17)	$0.81

See accompanying notes.

Blair Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Common Stock	$ 419,810	$ 419,810	$ 419,810	$ 419,810

Additional Paid-in Capital:
Balance at beginning of period	13,700,346	13,178,632	13,553,937	13,238,311
Issuance of 6,800 and 5,250 shares for the three months
ended June 30, 2006 and 2005 and 7,225 and 5,550 shares for
the six months ended June 30, 2006 and 2005 of common
stock to non-employee directors	6,800	9,057	1,959	5,044
Issuance of 3,455 and 6,985 shares for the three months ended
June 30, 2006 and 2005 and 18,435 and 14,913 shares for
the six months ended June 30, 2006 and 2005 of common stock
under Omnibus Stock Plan–Executive Officer Stock Awards	(75,043)	15,941	(109,950)	(21,257)
Forfeitures of 0 and 800 shares for the three months
ended June 30, 2006 and 2005 and 750 and 1,950 shares for
the six months ended June 30, 2006 and 2005 of common under
stock Omnibus Stock and Employee Stock Purchase Plans	(8,425)	44	(19,110)	(9,100)
Exercise of 10,969 and 3,702 shares for the three months
ended June 30, 2006 and 2005 and 14,453 and 9,902 shares
for the six months ended June 30, 2006 and 2005 of common
stock under Omnibus Stock Plan–Non-Qualified Stock Options	(201,830)	(28,785)	(237,046)	(68,109)
Tax benefit on exercise of Non-Qualified Stock Options	89,000	20,000	158,000	50,000
Unvested Stock Options under Omnibus Stock Plan	-0-	-0-	163,058	-0-
Balance at end of period	13,510,848	13,194,889	13,510,848	13,194,889

Retained Earnings:
Balance at beginning of period	328,093,229	305,999,614	334,023,925	306,544,284
Net income (loss)	233,271	6,064,074	(4,561,459)	6,714,397
Cash dividends per share - $.30 in 2006 and $.15 in 2005	(1,144,447)	(1,197,536)	(2,280,413)	(2,392,529)
Balance at end of period	327,182,053	310,866,152	327,182,053	310,866,152

Accumulated Other Comprehensive Loss:
Balance at beginning of period	(78,166)	(121,864)	(48,579)	(118,634)
Foreign currency translation gains (losses)	54,025	(1,087)	24,438	(4,317)
Balance at end of period	(24,141)	(122,951)	(24,141)	(122,951)

Treasury Stock:
Balance at beginning of period	(220,844,951)	(35,577,088)	(221,381,619)	(35,955,582)
Purchase of 89,500 and 0 shares for the three months
and the six months ended June 30, 2006 and 2005 of
common stock to treasury	(2,980,460)	-0-	(2,980,460)	-0-
Issuance of 6,800 and 5,250 shares for the three months
ended June 30, 2006 and 2005 and 7,225 and 5,550 shares for
the six months ended June 30, 2006 and 2005 of common
stock to non-employee directors	285,600	150,280	300,078	158,868
Issuance of 3,455 and 6,985 shares for the three months ended
June 30, 2006 and 2005 and 18,435 and 14,913 shares for
the six months ended June 30, 2006 and 2005 of common stock
under Omnibus Stock Plan–Executive Officer Stock Awards	252,631	199,945	663,475	426,883
Forfeitures of 0 and 800 shares for the three months ended
June 30, 2006 and 2005 and 750 and 1,950 shares for the
six months ended June 30, 2006 and 2005 of common stock under
Omnibus Stock and Employee Stock Purchase Plans	-0-	(17,650)	-0-	(40,356)
Exercise of 10,969 and 3,702 shares for the three months ended
June 30, 2006 and 2005 and 14,453 and 9,902 shares for the
six months ended June 30, 2006 and 2005 of common stock
under Omnibus Stock Plan–Non-Qualified Stock Options	460,698	117,770	572,044	283,444
Balance at end of period	(222,826,482)	(35,126,743)	(222,826,482)	(35,126,743)
See accompanying notes.

Blair Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity – Continued

	(Unaudited) (Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Receivable and Deferred Compensation from Stock Plans:
Balance at beginning of year	(28,508)	(1,336,166)	(159,079)	(1,560,915)
Issuance (net of forfeitures) of common stock under
Omnibus Stock Plan – Restricted Stock Awards:
Receivable	-0-	5,155	(2,737)	12,502
Amortization of deferred compensation,
net of forfeitures	34,936	43,349	114,040	91,135
Amortization of Executive Officer Stock awards,
net of vesting and forfeitures	105,240	181,568	104,168	274,413
Applications of dividends and cash repayments	69,276	98,238	124,552	175,009
Balance at end of period	180,944	(1,007,856)	180,944	(1,007,856)
Total stockholders’ equity	$118,443,032	$288,223,301	$118,443,032	$288,223,301

Comprehensive (loss) Income:
Net income (loss)	$ 233,271	$ 6,064,074	$ (4,561,459)	$ 6,714,397
Adjustment from foreign currency translation	54,025	(1,087)	24,438	(4,317)
Comprehensive income (loss)	$ 287,296	$ 6,062,987	$ (4,537,021)	$ 6,710,080

See accompanying notes.

Blair Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended
	June 30
	2006	2005
Operating activities
Net (loss) income	$ (4,561,459)	$ 6,714,397
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation	3,741,485	4,115,243
Amortization	153,650	163,671
Loss (gain) on disposal of assets	146,461	(206,775)
Provision for doubtful accounts	83,322	6,906,965
Benefit for deferred income taxes	(2,980,000)	(1,639,000)
Compensation expense (net of forfeitures)
for stock awards	1,315,812	979,651
Changes in operating assets and liabilities
providing (using) cash:
Customer accounts receivable	177,805	7,478,651
Receivables	(1,254,762)	(319,721)
Inventories	8,318,611	16,523,086
Prepaid expenses and other assets	(113,421)	(712,488)
Trade accounts payable	(13,066,511)	(4,240,977)
Advance payments from customers	868,661	327,032
Accrued returns	(127,000)	(526,000)
Accrued expenses and other long-term liability	(4,203,716)	452,537
Federal and state taxes	(5,698,699)	575,504
Net cash (used in) provided by operating activities	(17,199,761)	36,591,776

Investing activities
Purchases of property, plant and equipment	(4,012,719)	(3,379,713)
Proceeds from sale of assets	13,050	506,349
Net cash used in investing activities	(3,999,669)	(2,873,364)

Financing activities
Principal borrowings (repayments) on capital lease obligations	973	(79,088)
Dividends paid	(2,280,412)	(2,392,529)
Purchase of common stock for treasury	(2,980,460)	-0-
Exercise of non-qualified stock options	334,998	215,335
Repayments of notes receivable from stock plans	23,720	93,490
Tax benefit on exercise of non-qualified stock options	158,000	50,000
Net cash used in financing activities	(4,743,181)	(2,112,792)

Effect of exchange rate changes on cash	27,813	(4,128)
Net (decrease) increase in cash	(25,914,798)	31,601,492
Cash and cash equivalents at beginning of period	53,099,129	50,559,995
Cash and cash equivalents at end of period	$ 27,184,331	$82,161,487

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$ 1,352	$ 269,023
Income taxes	$ 6,000,000	$ 4,142,200

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

June 30, 2006

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Blair Corporation (the “Company” or “Blair”) and its wholly-owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. All adjustments that were considered necessary for a fair presentation have been included. These adjustments were of a normal recurring nature. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

NOTE B – REVENUE RECOGNITION

Sales are recorded when the merchandise is shipped to the customer, in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and Staff Accounting Bulletin No. 104, Revenue Recognition, as issued by the United States Securities and Exchange Commission (“SEC”).

NOTE C – COSTS AND EXPENSES

Cost of goods sold consists of merchandise costs, including sourcing, importing and inbound freight costs. In addition, cost of goods sold includes writedowns, shipping cartons, shipping supplies, merchandise samples and internally incurred shipping costs.

NOTE D – USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE E – RETURNS

The provision for returns charged against income for the three months and six months ended June 30, 2006 amounted to $16,953,141 and $31,403,283, respectively. The provision for returns charged against income for the three months and six months ended June 30, 2005 amounted to $17,318,185 and $33,229,297 respectively. Management believes these provisions are adequate based upon the relevant information presently available. However, changes in facts or circumstances could result in an additional adjustment to the Company’s provisions.

NOTE F – INVENTORIES

Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year. However, an interim analysis is performed based on management’s estimates of expected year-end inventory levels and costs. If the FIFO method had been used, merchandise inventories would have increased by approximately $1,001,000 at June 30, 2006 and $1,160,000 at December 31, 2005.

NOTE G – STOCK COMPENSATION

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion No. 25”), and amends SFAS No. 95, Statement of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

June 30, 2006

NOTE G – STOCK COMPENSATION – Continued

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

Prior to January 1, 2006, the Company accounted for its share-based payments to employees using Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options, as permitted by SFAS No. 123. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Non-qualified Employee Stock Option.” SFAS No. 123(R) requires the benefits of tax deductions in excess of the recognized compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This excess amount was $158,000 and $50,000 in the six months ended June 30, 2006 and 2005, respectively, and is shown as “Tax benefit on exercise of non-qualified stock options” in the consolidated statement of cash flows.

Stock activity in 2006 generally includes transactions pertaining to stock awarded to non-employee directors as well as stock awarded and forfeited via the Company’s Omnibus Stock and Employee Stock Purchase Plans. Activity is accounted for by comparing the market value of the awards, as required by the Plans, to the cost of the treasury shares used for these transactions. The difference is booked to additional paid-in capital. The following table presents the pro forma net earnings and net earnings per share for the three months and six months ended June 30, 2005, as if the Company had applied the provisions of SFAS No. 123(R) during that period:

	Pro Forma	Pro Forma
	Three Months	Six Months
	Ended	Ended
	2005	2005

Net income as reported	$6,064,074	$6,714,397

Add: Total stock-based employee compensation expense
recorded for all awards, net of related tax effects	527,486	930,884

Deduct: Total stock-based employee compensation
expense determined under fair value method for all
awards, net of related tax effects	(633,995)	(1,204,566)
Pro forma net income	$5,957,565	$6,440,715
Earnings per share:
Basic – as reported	$0.74	$0.82
Basic – pro forma	$0.73	$0.79
Diluted – as reported	$0.73	$0.81
Diluted – pro forma	$0.72	$0.77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

June 30, 2006

NOTE G – STOCK COMPENSATION – Continued

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	3.49%
Dividend yields	2.54%
Volatility	.540
Weighted-average expected life	7 years
Per share fair value	$10.63

The Company has not issued any options since 2003.

NOTE H – RECLASSIFICATIONS

Certain amounts in the prior year Consolidated Statements of Cash Flows have been reclassified to conform with the current year presentation.

NOTE I – CONTINGENCIES

The Company is involved in certain items of litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome of such litigation will not have a material effect on the Company’s financial condition or results of operations.

NOTE J – ACCRUED EXPENSES

Accrued expenses consist primarily of employee compensation and benefit related items.

NOTE K – STOCKHOLDERS’ EQUITY

The following table sets forth the computations of basic and diluted earnings per share as required by Statement of Financial Accounting Standards No. 128:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Numerator:
Net (loss) income	$ 233,271	$6,064,074	$(4,561,459)	$6,714,397
Denominator:
Weighted average shares outstanding	3,951,484	8,249,928	3,954,336	8,242,414
Contingently issueable shares – Omnibus Stock Purchase Plan	(50,786)	(57,986)	(50,786)	(57,986)
Denominator for basic earnings per share	3,900,698	8,191,942	3,903,550	8,184,428
Effect of dilutive securities:
Employee stock options and vesting awards	95,098	132,983	99,026	133,239
Denominator for diluted earnings per share	3,995,796	8,324,925	4,002,576	8,317,667
Basic earnings per share	$0.06	$0.74	$(1.17)	$0.82
Diluted earnings per share	$0.06	$0.73	$(1.17)	$0.81

As a result of the loss incurred for the six month period ended June 30, 2006, the common stock equivalents would be anti-dilutive (i.e., reduced the loss) and, therefore, were excluded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

June 30, 2006

NOTE L – INCOME TAXES

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rate(s) expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized.

The $2.5 million tax benefit for the six months ended June 30, 2006 was generated as a result of the net loss before income taxes and consists primarily of amounts available from a Federal Net Operating Loss carryback. This benefit is reflected on the balance sheet as a reduction to the current liability labeled accrued federal and state taxes.

NOTE M – BUSINESS SEGMENT AND CONCENTRATION OF BUSINESS RISK

The Company operates as one segment in the business of selling women’s and men’s fashion apparel and accessories and home furnishing items. Specifically, the segment includes the Womenswear, Menswear, Home and Stores product lines.

The Company’s segment reporting is consistent with the presentation made to the Company’s chief operating decision-maker. The Company’s customer base is comprised of individuals throughout the United States and is diverse in both geographic and demographic terms. Advertising is done mainly by means of catalogs, direct mail letters and the internet, which offer the Company’s merchandise.

NOTE N – SEPARATION PROGRAMS

In the first quarter of 2001, the Company accrued and charged to expense $2.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The $2.5 million charge represents severance pay, related payroll taxes and medical benefits due to 56 eligible employees who accepted a voluntary separation program rather than relocate or accept other positions in the Company. The program was offered to eligible employees of the Blair Mailing Center from which the merchandise returns operations have been relocated and the mailing operations have been outsourced. As of the end of the second quarter of 2006, all of the $2.5 million has been paid. This liability is considered satisfied.

In 2005, the Company accrued and charged to expense $933,000 in separation costs. The costs were charged against the gain on the sale of the credit portfolio in the income statement. The $933,000 charge represents severance pay and related payroll taxes for personnel whose services were no longer required after the sale of the credit portfolio. As of June 30, 2006, $285,000 of the $933,000 remains unpaid and recognized as an accrued liability.

In 2005, in addition to the $933,000 of separation costs related to the sale of the credit portfolio, the Company accrued and charged to expense an additional $2.6 million in separation costs. These charges are in connection with the previously announced changes to the Company’s organizational structure and leadership team. Going forward, the Company’s business operations will consist of three principal groups: Merchandising and Design, Merchandise Procurement and Marketing Services. For more than a year, the Company has been refocusing its energies on its core businesses in an effort to better position itself for long-term growth and to increase shareholder value. In the first six months of 2006, the Company accrued and charged to expense $3.5 million in separation costs. The costs were charged to General and Administrative Expense in the income statement. The aggregate $6.1 million charge represents severance pay, related payroll taxes and medical benefits due to former employees who have separated from the Company. As of June 30, 2006, $4.2 million of the $6.1 million remains unpaid and recognized as an accrued liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

June 30, 2006

NOTE N – SEPARATION PROGRAM – Continued

The following table summarizes the charges to income and related accruals as of June 30, 2006, December 31, 2005 and December 31, 2004 pertaining to the voluntary separation programs described above.

	Blair Mailing Center	Credit Portfolio Sale	Changes in Organizational Structure

Accrual at December 31, 2004	$ 495,000	$ -	$ -
Expense	-	933,000	2,600,000
Payments	367,000	395,000	416,000
Accrual at December 31, 2005	128,000	538,000	2,184,000
Expense	-	-	3,500,000
Payments	128,000	253,000	1,516,000
Accrual at June 30, 2006	$ -	$ 285,000	$4,168,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

June 30, 2006

Comparison of Second Quarter 2006 and Second Quarter 2005

Overview

During the second quarter of 2006, the Company continued to incur costs, make investments and adjust its business model in support of its strategy to focus on its core customers and enhance shareholder value.

Net sales for the second quarter ended June 30, 2006 were $115.0 million, a decrease of 4.8%, compared to $120.8 million reported for the second quarter ended June 30, 2005. The Company reported net income for the second quarter ended June 30, 2006 of $233,271 or $0.06 per basic and diluted share, compared to net income of $6.1 million or $0.74 per basic and $0.73 per diluted share, reported for the second quarter of 2005.

The per share results for 2006 reflect the reduction of weighted-average shares outstanding resulting from Blair’s tender offer for the repurchase of 4.4 million outstanding shares on August 16, 2005. The Company had 3.9 million shares of common stock outstanding at June 30, 2006, compared to 8.2 million shares June 30, 2005. Without the reduction in outstanding shares for the second quarter of 2006, basic and diluted net income per share results would have been $0.03.

The decrease in net sales for the second quarter of 2006 is primarily attributable to higher unit sales volume being more than offset by lower average selling prices, which occurred as a result of ongoing price point repositioning. Management continues to monitor its merchandise and pricing strategy to maximize results.

In 2005, Blair sold its credit portfolio to a third party provider. Net income and earnings per share results for the second quarter and first six months of 2006 reflect the impact of the transition from the Company managing its proprietary credit program to having a third party administer the new Blair credit program (“Blair Credit”). As a result of the sale of the credit portfolio, the Company no longer receives finance charge revenue, does not incur bad debts and has lower general and administrative costs associated with the administration of the credit portfolio. The Company continues to work closely with its credit partner to develop and define marketing initiatives that will provide additional customer benefits and improve Blair Credit usage when buying its products. During the second quarter of 2006 the Company began to see improved acceptance for the new Blair Credit. The Company anticipates a return over time of Blair Credit activity to approach historical proprietary credit program levels.

Excluding the net results generated by the credit portfolio in the second quarter of 2005, Blair would have realized net income of $4.4 million or $0.54 per basic share and $.53 per diluted share compared to the reported net income of $6.1 million, or $0.74 per basic share and $0.73 per diluted share for the second quarter of 2005.

Also adversely affecting results for the second quarter of 2006 were the inflationary impact of the January 2006 postage and paper rate increases, increased catalog circulation and higher customer acquisitions costs. These variables reduced advertising efficiency and adversely impacted pre-tax earnings by $5.1 million or $0.83 per basic share and $0.81 per diluted share.

Throughout 2005 and into 2006, the Company has been reevaluating its business practices in light of changes in the marketplace and its business model. During the second quarter of 2006, the Company incurred general and administrative expenses associated with reconfiguring its operations. The reported results for the second quarter include a pre-tax severance charge of $2.0 million or $0.33 per basic share and $0.32 per diluted share associated with continuing restructuring efforts. However, the second quarter severance charge was more than offset by the elimination of the previously discussed costs associated with the Company’s in-house credit program as well as adjustments to several compensation plans that are based on reported results.

The Company continued to realize favorable improvements in the product procurement area. Cost of goods sold as a percentage of net sales for the second quarter of 2006 was 44.4%, a significant improvement from 45.3% for the second quarter of 2005. This improvement is the result of continued efforts to reduce the cost of merchandise due to increased direct sourcing by the Company, continued partnering with all vendors and lower inventory liquidation costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

June 30, 2006

Comparison of Second Quarter 2006 and Second Quarter 2005 – Continued

Results of Operations

Net income for the three months ended June 30, 2006 was $233,271 or $0.06 per basic and diluted share, compared to net income of $6.1 million or $.74 per basic share and $.73 per diluted share, for the three months ended June 30, 2005.

Net sales for the second quarter of 2006 totaled $115.0 million and were 4.8% lower ($5.8 million) than net sales for the second quarter of 2005. In addition to the internal and external factors discussed in the overview, second quarter 2005 net sales included $1.3 million from the Crossing Pointe catalog and the Allegheny Trail business which were closed in 2005. Gross sales revenue generated per advertising dollar decreased almost 18% in the second quarter of 2006 compared to the second quarter of 2005. The primary reasons for the reduction in advertising efficiency include January 2006 postage and paper rate increases, increased catalog circulation and increased customer acquisition efforts. Although the total number of orders shipped increased approximately 1%, the average order dollar value decreased approximately 4% in the second quarter of 2006 as compared to the second quarter of 2005. The Company has reduced average selling prices in key product areas as part of a price-point repositioning strategy.

Other revenue decreased 85.3% from $10.9 million to $1.6 million in the second quarter of 2006 versus the second quarter of 2005 primarily due to the elimination of finance charge revenues. The elimination of finance charges resulted from the sale of the Company’s proprietary credit portfolio in November 2005. As a result of the sale, the Company no longer realizes finance charge revenue, maintains provisions for doubtful accounts or incurs general and administrative expenses associated with supporting the proprietary credit program.

Cost of goods sold decreased $3.7 million (6.8%) to $51.0 million in the second quarter of 2006 as compared to the second quarter of 2005. Cost of goods sold as a percentage of net sales for the second quarter of 2006 was 44.4%, a significant improvement from 45.3% for the second quarter of 2005. The improvement in cost of goods sold as a percentage of net sales reflects an increase in direct sourcing, which significantly lowered merchandise acquisition costs. The Company plans to continue to expand internal product development and direct sourcing as part of its strategic initiatives to further reduce cost of goods and increase profitability. The Company’s direct sourcing offices, located in Hong Kong, Taiwan, Singapore, New Delhi, Shanghai and Pakistan, the Company’s only foreign operations, directly sourced more than 37% of the Company’s merchandise from foreign suppliers in the second quarter of 2006 as compared to approximately 29% in the second quarter of 2005. The existence of these offices serves to lower the Company’s cost of acquiring merchandise. Other factors that contributed to improvement in the above percentage include continued partnering with all vendors, internal efforts to reduce shipping costs and initiatives to lower overall inventory liquidation costs.

Advertising expenses in the second quarter of 2006 increased $5.1 million (17.1%) over the second quarter of 2005 to $34.9 million. The total number of catalog mailings released in the second quarter of 2006 was 3.7 million or 7.5% greater than the second quarter of 2005. The increase in catalog circulation reflects the Company’s transitioning to catalogs from traditional letter style mailings and increased customer acquisition efforts. The total number of prospect catalog mailings increased 2.1 million or 17.9% in the second quarter of 2006 as compared to the second quarter of 2005. The increase in prospect circulation is the result of increased customer acquisition efforts.

The total number of letter mailings released in the second quarter of 2006 increased by 10.6% (827,000) as compared to the second quarter of 2005. The increase in letter mailings is a matter of timing between the first and second quarters of 2006. Circulation of letter mailings for the first half of 2006 was down 16% or 2.8 million in recognition of continued soft response to this channel of the Company’s marketing programs. The Company is replacing these traditional letter mailings with a newly designed, item focused catalog featuring a collection of best selling products. The new catalog’s first mailing occurred in July 2006.

Total circulation of the co-op and media advertising programs increased 20.2% (35.8 million pieces) in the second quarter of 2006 as compared to the second quarter of 2005 as part of the Company’s expanded customer acquisition efforts in the first half of the year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

June 30, 2006

Comparison of Second Quarter 2006 and Second Quarter 2005 – Continued

Results of Operations – Continued

The Company maintains one e-commerce site, www.blair.com. In the second quarter of 2006, the Company generated $27.0 million in e-commerce net sales as compared to $22.8 million in the second quarter of 2005, an 18.4% increase. The year-over-year increase reflects the impact of internal initiatives designed to encourage customers to purchase online and continued customer interest in migrating to the Company’s websites. Improved site search and enhanced navigation capabilities were also implemented during the second quarter of 2006. During the quarter, web site traffic increased 22% over 2005 levels and the revenue resulting from advertising investments in search engine marketing increased 84%.

General and administrative expenses decreased 11.3% ($3.9 million) in the second quarter of 2006 as compared to the second quarter of 2005. As a percent of net sales, general and administrative expenses were 26.5% for the quarter ended June 30, 2006 compared to 28.5% for the quarter ended June 30, 2005. Reduced variable employee costs associated with the sale of the Company’s proprietary credit portfolio on November 2005 were offset by increases in customer service calls and talk time per call primarily associated with helping customers make the transition to the third party credit provider.

In addition, the Company has experienced an increase in telephone orders as a percent of total orders placed. Although they are more cost effective than telephone orders, mail orders have become a smaller portion of total order mix (phone, mail and web) due to the declining sales volume associated with the Company’s traditional letter style mailings. Orders in response to the traditional letter style mailings were primarily placed via the mail order channel. The Company is replacing these traditional letter mailings with a newly designed, item focused catalog featuring a collection of best selling products. The new catalog’s first mailing occurred in July 2006.

Elimination of costs associated with the Company’s in-house credit program ($2.2 million), adjustments to several compensation plans that were based on reported results ($2.1 million) and reduced professional services ($423,000) all contributed to the decline in general and administrative expenses from 2005. The reduction in professional fees primarily relates to the net impact of two components. In 2005, the Company incurred professional fees in connection with an evaluation of its business practices in light of changes in the marketplace and its business model. These services were substantially completed at December 31, 2005. Serving to offset the reduction in professional fees in the second quarter of 2006 were professional fees incurred as part of an extensive consumer and brand strategy study for the Company’s Home business. Offsetting the above factors was a $2.0 million severance charge in the second quarter of 2006, an increase of $1.1 million over the amount of severance related charges in the second quarter of 2005. The severance costs relate to the Company’s ongoing evaluation of its business practices in light of changes in the marketplace and its business model.

The provision for doubtful accounts decreased approximately $3.4 million to $32,445 or 99.1% in the second quarter of 2006 as compared to the second quarter of 2005. The 2005 amount represents provisions for doubtful accounts prior to the sale of the Company’s proprietary credit portfolio to World Financial Capital Bank on November 4, 2005.

Net interest (income) expense, decreased by $7,176 in the second quarter of 2006 compared to the second quarter of 2005. Interest income decreased due to lower cash balances. Subsequent to the sale of the Company’s proprietary credit portfolio in 2005, the Company utilized a portion of the proceeds from the sale to pay off its outstanding debt. Interest expense decreased as a result of no borrowings outstanding during the second quarter of 2006.

Net other expense (income), increased by $128,271 in the second quarter of 2006 compared to the second quarter of 2005. The change is attributable to losses on disposal of assets and foreign currency transactions.

Income taxes (benefit) provision as a percentage of income before income taxes was 36.7% in the second quarter of 2006 as compared to 37.1% in the second quarter of 2005. The federal income tax rate was 35% in both years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

June 30, 2006

Comparison of Six Month Periods ended June 30, 2006 and June 30, 2005

Overview

During the six months ended June 30, 2006, the Company incurred costs, made investments and adjusted its business model in support of its strategy to focus on its core customers and enhance shareholder value.

Net sales for the six months ended June 30, 2006 were $217.7 million, a decrease of 4.7%, compared to $228.4 million reported for the six months ended June 30, 2005. The Company reported a net loss for the six months ended June 30, 2006 of $4.6 million or $1.17 per basic and diluted share, compared to net income of $6.7 million or $0.82 per basic and $0.81 per diluted share, reported for the six months ended June 30, 2005.

The per share results for 2006 reflect the reduction of weighted-average shares outstanding resulting from Blair’s tender offer for the repurchase of 4.4 million outstanding shares on August 16, 2005. The Company had 3.9 million shares of common stock outstanding at June 30, 2006, compared to 8.2 million shares June 30, 2005. Without the reduction in outstanding shares for the six months ended June 30, 2006, basic per share results would have been a loss of $0.55.

The decrease in net sales for the six months ended June 30, 2006 is primarily attributable to higher unit sales volume being more than offset by lower average selling prices, which occurred as a result of ongoing price point repositioning. Management continues to monitor merchandise and pricing programs to maximize results. Also contributing to the decline was softness in response rates to the traditional letter mailings channel of the Company’s direct marketing programs. The Company is replacing these traditional letter mailings with a newly designed, item focused catalog featuring a collection of best selling products. The new catalog’s first mailing occurred in July 2006. Higher energy related costs, which generally reduced consumer discretionary income and a recognition by management that there was an initial hesitancy on the part of the Company’s credit reliant customers to purchase using the new Blair credit card (“Blair Credit”) also contributed to the decline in sales. Blair Credit is granted by a third party as part of a long-term marketing and servicing alliance under a Private Label Credit Program Agreement (the “Program Agreement”) having a term of ten (10) years. During the second quarter, the Company realized improved acceptance for the new Blair Credit.

In 2005, Blair sold its credit portfolio to a third party provider. Net income and earnings per share results for the second quarter and first six months of 2006 reflect the impact of the transition from the Company managing its proprietary credit program to having a third party administer the Blair Credit. As a result of the sale of the credit portfolio, the Company no longer receives finance charge revenue, does not incur bad debts and has lower general and administrative costs associated with the administration of the credit portfolio. The Company continues to work closely with its credit partner to develop and define marketing initiatives that will provide additional customer benefits and improve Blair Credit usage when buying its products. During the second quarter of 2006 the Company began to see improved acceptance for the new Blair Credit. The Company anticipates a return over time of Blair Credit activity to approach historical proprietary credit program levels.

Results for the six month period ending June 2005, excluding the impact of credit would have shown net income of $2.7 million or $0.33 per basic share and $0.32 per diluted share compared to the reported net income of $6.7 million or $0.82 per basic share and $0.81 per diluted share.

During the six months ended June 30, 2006, Blair Credit sales as a payment method were not yet comparable to prior levels of its proprietary credit program. The Company continues to work closely with its credit partner to develop and refine marketing initiatives that will provide additional customer benefits and improve Blair Credit usage when buying products. The Company anticipates that over time Blair Credit activity levels will approach historical proprietary credit program levels.

Several additional factors adversely affected results for the six months ended June 30, 2006. The inflationary impact of the January 2006 postage and paper rate increases, increased catalog circulation, higher customer acquisitions costs and the soft response to the Company’s traditional letter mailings all reduced advertising efficiency and adversely impacted pre-tax earnings by $7.2 million or $1.18 per basic share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

June 30, 2006

Comparison of Six Month Periods ended June 30, 2006 and June 30, 2005– Continued

Overview – Continued

Throughout 2005 and into 2006, the Company has been reevaluating its business practices in light of changes in the marketplace and its business model. During the first six months of 2006, the Company incurred general and administrative expenses associated with reconfiguring its operations. The reported results for the six months ended June 30, 2006 include a pre-tax severance charge of $3.5 million or $0.58 per basic share associated with continuing restructuring efforts. However, the year to date severance charge was more than offset by the elimination of the previously discussed costs associated with the Company’s in-house credit program as well as adjustments to several compensation plans that are based on reported results.

The Company continued to realize favorable improvements in the product procurement area. Cost of goods sold as a percentage of net sales for the six months ended June 30, 2006 was 45.4%, a significant improvement from 47.1% for the six months ended June 30, 2005. This improvement is the result of continued efforts to reduce the cost of merchandise due to increased direct sourcing by the Company, continued partnering with all vendors and lower inventory liquidation costs.

Results of Operations

Net loss for the six months ended June 30, 2006 was $4.6 million or $1.17 per basic share, compared to net income of $6.7 million or $.82 per basic share and $.81 per diluted share, for the six months ended June 30, 2005.

Net sales for the six months ended June 30, 2006 totaled $217.7 million and were 4.7% lower ($10.7 million) than net sales for the six months ended June 30, 2005. In addition to the internal and external factors discussed in the overview, six month 2005 net sales included $1.9 million from the Crossing Pointe catalog and the Allegheny Trail business which were closed in 2005. Gross sales revenue generated per advertising dollar decreased approximately 14% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The primary reasons for the reduction in advertising efficiency include January 2006 postage and paper rate increases, increased catalog circulation, reduced response to the Company’s traditional letter mailings channel of its direct marketing programs and increased customer acquisition efforts. Although the total number of orders shipped increased approximately 1%, the average order size decreased approximately 4% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The Company has reduced average selling prices in key product areas as part of a price-point repositioning strategy. The provision for returned merchandise as a percentage of gross sales decreased 160 basis points for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Management attributes this favorable change to continued emphasis on improved product quality and fit.

Other revenue decreased 85.4% from $21.6 million to $3.1 million for the six months ended June 30, 2006 versus the six months ended June 30, 2005 primarily due to the elimination of finance charge revenues. The elimination of finance charges resulted from the sale of the Company’s proprietary credit portfolio in November 2005. As a result of the sale, the Company no longer realizes finance charge revenue, maintains provisions for doubtful accounts or incurs general and administrative expenses associated with supporting the proprietary credit program.

Cost of goods sold decreased $8.5 million (7.9%) to $98.9 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Cost of goods sold as a percentage of net sales for the six months ended June 30, 2006 was 45.4%, a significant improvement from 47.1% for the six months ended June 30, 2005. The improvement in cost of goods sold as a percentage of net sales reflects an increase in direct sourcing, which significantly lowered merchandise acquisition costs. The Company plans to continue to expand internal product development and direct sourcing as part of its strategic initiatives to further reduce cost of goods and increase profitability. The Company’s direct sourcing offices, located in Hong Kong, Taiwan, Singapore, New Delhi, Shanghai and Pakistan, the Company’s only foreign operations, directly sourced approximately 36% of the Company’s merchandise from foreign suppliers for the six months ended June 30, 2006 as compared to approximately 27% for the six months ended June 30, 2005. The existence of these offices serves to lower the Company’s cost of acquiring merchandise. Other factors that contributed to improvement in the above percentage include continued partnering with all vendors, a reduction in customer returns reflecting ongoing programs to improve merchandise quality, internal efforts to reduce shipping costs and initiatives to lower overall inventory liquidation costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

June 30, 2006

Comparison of Six Month Periods ended June 30, 2006 and June 30, 2005– Continued

Results of Operations – Continued

Advertising expenses for the six months ended June 30, 2006 increased $7.2 million (12.1%) to $66.4 million from the six months ended June 30, 2005. The total number of catalog mailings released for the six months ended June 30, 2006 was 6.5 million or 6.9% greater than for the six months ended June 30, 2005. The increase in catalog circulation reflects the Company’s transitioning to catalogs from traditional letter style mailing and increased customer acquisition efforts. The total number of prospect catalog mailings increased 2.4 million or 12.6% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The increase in prospect circulation is the result of increased customer acquisition efforts.

The total number of letter mailings released for the six months ended June 30, 2006 decreased by 16.1% (2.9 million) as compared to the six months ended June 30, 2005. The decrease in letter mailings was in recognition of continued soft response to this channel of the Company’s marketing programs. The Company is replacing these traditional letter mailings with a newly designed, item focused catalog featuring a collection of best selling products. The new catalog’s first mailing occurred in July 2006.

Total circulation of the co-op and media advertising programs increased 14.7% (69.3 million pieces) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 as part of the Company’s expanded customer acquisition efforts in the first half of the year.

The Company maintains one e-commerce site, www.blair.com. For the six months ended June 30, 2006, the Company generated $53.5 million in e-commerce net sales as compared to $46.0 million for the six months ended June 30, 2005, a 16.3% increase. The year-over-year increase reflects continued customer interest in migrating to the Company’s websites and the impact of internal initiatives designed to encourage customers to purchase online. Improved site search and enhanced navigation capabilities were also implemented during the second quarter of 2006.

General and administrative expenses decreased 5.1% ($3.4 million) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percent of net sales, general and administrative expenses were 28.9% for the six months ended June 30, 2006 compared to 29.0% for the six months ended June 30, 2005. Elimination of costs associated with the Company’s in-house credit program ($4.1 million) and adjustments to several compensation plans that are based on reported results ($2.3 million) contributed to the decline in general and administrative expenses from 2005. Offsetting the above factors was a $3.5 million severance charge in the first six months of 2006, an increase of $2.6 million over the amount of severance related charges in the first six months of 2005. The severance costs relate to the Company’s ongoing evaluation of its business practices in light of changes in the marketplace and its business model. In addition, reduced variable employee costs associated with the sale of the Company’s proprietary credit portfolio in November 2005 were more than offset by increases in customer service calls and talk time per call primarily associated with helping customers make the transition to the third party credit provider. In addition, the Company has experienced an increase in telephone orders as percent of total orders placed. Although they are more cost effective than telephone orders, mail orders have become a smaller portion of total order mix (phone, mail and web) due to the declining sales volume associated with the Company’s traditional letter style mailings. Orders in response to the traditional letter style mailings were primarily placed via the mail order channel. The Company is replacing these traditional letter mailings with a newly designed, item focused catalog featuring a collection of best selling products. The new catalog’s first mailing occurred in July 2006.

The provision for doubtful accounts decreased approximately $6.8 million to $83,322 or 98.8% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The 2005 amount represents provisions for doubtful accounts prior to the sale of the Company’s proprietary credit portfolio to World Financial Capital Bank on November 4, 2005.

Net interest (income) expense, improved by $183,756 for six months ended June 30, 2006 compared to the six months ended June 30, 2005. Interest income decreased due to lower cash balances. Subsequent to the sale of the Company’s proprietary credit portfolio in 2005, the Company utilized a portion of the proceeds from the sale to pay off its outstanding indebtedness. Interest expense decreased as a result of no borrowings outstanding during the first six months of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

June 30, 2006

Comparison of Six Month Periods ended June 30, 2006 and June 30, 2005– Continued

Results of Operations – Continued

Net other expense (income), decreased by $385,386 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. In connection with the discontinuance of the Crossing Pointe catalog title, on March 30, 2005, the Company sold all open Crossing Pointe credit accounts receivable to a third party at a discount. After comparing the proceeds of the sale to the net carrying value of this asset, the Company realized a gain of approximately $500,000, which was recorded on this financial statement line item in 2005.

Income taxes (benefit) provision as a percentage of income before income taxes was 35.8% for the six months ended June 30, 2006 as compared to 37.0% for the six months ended June 30, 2005. The federal income tax rate was 35% in both years.

Liquidity and Sources of Capital

At June 30, 2006, the Company had no borrowings outstanding under its $75 million credit facility. The Company had letters of credit totaling $22.6 million outstanding, which reduces the amount of borrowings available under the credit facility. Outstanding letters of credit totaled $19.6 million at December 31, 2005 and $18.1 million at June 30, 2005. Letters of credit are comprised mainly of two categories. One such category is comprised of commercial letters of credit used for the purpose of purchasing goods from non-U.S. suppliers. The other category is comprised of performance guarantees for a consolidated subsidiary and insurance bonding purposes. All letters of credit have a term of one year or less.

The Company was in compliance with all debt covenants as of June 30, 2006. The Company believes it has adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

The following table and narrative highlight significant changes in cash and cash equivalents for the six months ended June 30, 2006 and 2005.

	Six Months Ended
	June 30
			Increase/
	2006	2005	(Decrease)

Net cash (used in) provided by operating activities	$(17,199,761)	$36,591,776	$(53,791,537)
Net cash used in investing activities	(3,999,669)	(2,873,364)	(1,126,305)
Net cash used in financing activities	(4,743,181)	(2,112,792)	(2,630,389)
Effect of exchange rate changes on cash	27,813	(4,128)	31,941
Net decrease in cash and cash equivalents	$(25,914,798)	$31,601,492	$(57,516,290)

The $57.5 million decrease in cash and cash equivalents is primarily due to unfavorable cash flow from operating activities. Net cash used in operating activities was $17.2 million for the six months ended June 30, 2006, a $53.8 million decrease compared to the same period in fiscal 2005. This decrease is primarily attributable to reduced earnings of $11.3 million and unfavorable changes in several components of working capital. The primary factors are unfavorable changes to accounts receivable of $7.3 million, inventories of $8.2 million, federal and state taxes of $5.1 million, trade accounts payable and accrued expenses of $13.6 million and provisions for doubtful accounts of $6.8 million.

Anticipated cash requirements during 2006 are primarily to fund capital expenditures, fund historical variations in working capital required throughout the year and pay dividends. The Company expects to fund 2006 cash requirements with cash provided from operations, cash on hand and borrowings as needed under the current credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

June 30, 2006

Liquidity and Sources of Capital – Continued

The Company operates as one business segment consisting of the Womenswear, Menswear, Home and Stores product lines. An operating segment is identified as a component of an enterprise for which separate financial information is available for evaluation by the chief decision-maker, or decision-making group, in deciding on how to allocate resources and assess performance.

The following table illustrates net sales and the percent of net sales that each product line represents.

	6/30/06		6/30/05
	Net Sales	Percent of	Net Sales	Percent of
Product Line	(in millions)	Total Net Sales	(in millions)	Total Net Sales

Womenswear	$145.7	66.9%	$146.5	64.1%
Menswear	42.2	19.4%	43.9	19.2%
Home	28.5	13.1%	34.8	15.2%
Crossing Pointe	0.0	0.0%	0.3	0.2%
Stores	1.3	0.6%	1.3	0.6%
Allegheny Trail	0.0	0.0%	1.6	0.7%

Total	$217.7	100.0%	$228.4	100.0%

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $4.0 million during the first six months of 2006, compared to $3.4 million during the first six months of 2005. Most of the $4.0 million of capital expenditures in the first six months of 2006 were attributable to improving the Company’s information services capabilities as they support the order fulfillment, merchandise procurement, customer services and the outsourced credit origination functions.

It is anticipated that future cash needs beyond 2006 will be financed by cash flow from operations, available cash on hand, existing borrowing arrangements and, if needed, other financing arrangements that may be available to the Company. However, the Company’s current projection of future cash requirements may be affected by numerous factors, including changes in sales volume, operating cost fluctuations and revised capital spending activities.

Critical Accounting Policies

Preparation of the Company’s financial statements requires the application of a number of accounting policies, which are described in “Note 1, Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in the Company’s 2005 10-K. The critical accounting policies, which if interpreted differently under different conditions or circumstances could result in material changes to the reported results, deal with properly valuing accounts receivable (in 2005) and inventory, and the Company’s policy with regard to the timing of recording expenses for direct advertising costs. Properly valuing accounts receivable and inventory requires the establishment of proper reserve and allowance levels, specifically an allowance for doubtful accounts and returns and a reserve for inventory obsolescence. The Company’s senior financial management and auditors review the critical accounting policies and estimates with the Audit Committee of the board of directors.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

June 30, 2006

Critical Accounting Policies – Continued

The Company issues promotional gift cards as part of a marketing strategy to encourage the establishment of new credit accounts and as an incentive for customer purchases to exceed certain thresholds. The Company establishes an allowance for outstanding cards when they are issued, based on an estimated redemption rate, which is reflected on the balance sheet. Expense is recognized monthly based on the change in allowance account. As of June 30, 2006, the Company no longer uses this promotional program.

At June 30, 2006, the Company had total net current deferred tax assets of $3,185,000. These assets relate principally to asset valuation reserves including returns and inventory obsolescence. Based on recent historical earnings performance and current projections, management believes that a valuation allowance is not required against these deferred tax assets, except for the valuation allowances against state net operating losses. The state net operating loss valuation allowance was provided due to its uncertainty of realization based upon the state’s net operating loss carryforward rules.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which becomes effective for fiscal years beginning after December 15, 2006.  FIN 48 clarifies the accounting and reporting for uncertainties in the income tax law.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and presentation of uncertain tax positions taken or expected to be taken in an income tax return.  The Company will commence evaluation of the impact of FIN 48 going forward, but believes the adoption of FIN 48 will not have a material impact on its consolidated financial statements or disclosure requirements.

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

The Company’s marketing strategy includes targeting customers in the “40 to 75, low-to-moderate income” market. Success of the Company’s marketing strategy requires investment in database management, digital asset management, campaign management, financial and operating systems, prospecting programs, catalog marketing, telephone call centers, e-commerce and fulfillment operations. Management believes that these investments should improve the Company’s position in new and existing markets and provide opportunities for future earnings growth.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

June 30, 2006

Future Considerations – Continued

Requirements adopted by the SEC in response to the passage of the Sarbanes-Oxley Act of 2002 require an ongoing review and evaluation of our internal control systems and attestation of these systems by our independent auditors. We will review our internal control procedures and consider further documentation of such procedures that may be necessary in the future on an ongoing basis. While we currently believe we have identified and committed the appropriate resources to meet all of the requirements, there is always a risk inherent in any control system that not all errors or misstatements will be detected. Any improvements in our internal control systems or in documentation of such control systems could be costly to prepare or implement, could divert attention of management of our finance staff and may cause our operating expenses to increase over the ensuing year.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements are included in, but not limited to, this Item 2.

Investors are cautioned that such forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company’s plans and results of operations will be affected by the Company’s ability to manage its growth and inventory; (iii) external factors such as, but not limited to, changes in consumer response rates, success of new business lines and increases in postal, paper and printing costs; and (iv) other risks and uncertainties indicated from time to time in the Company’s filings with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk components since December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC rules and forms.

There were no significant changes in the Company’s internal controls or in any other factors that could significantly effect those controls subsequent to the date of the most recent evaluation of the Company’s internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

June 30, 2006

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time a party to ordinary litigation incidental to various aspects of its operations. Management is not currently aware of any litigation that will have a material adverse impact on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. to Part I of the Company’s Form 10-K filed with the SEC on March 8, 2006 and Item 1A. to Part II of the Company’s Form 10-Q filed with the SEC on May 9, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

PART II. OTHER INFORMATION – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

June 30, 2006

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company's annual meeting of stockholders was held on April 20, 2006.

(b) At the annual meeting of stockholders, all of the Company's directors were elected at said meeting as follows:

Harriet Edelman	3,375,276 Votes For,	219,564 Votes Withheld

Cynthia A. Fields	3,374,663 Votes For,	220,177 Votes Withheld

John O. Hanna	3,373,404 Votes For,	221,436 Votes Withheld

Jerel G. Hollens	3,380,071 Votes For,	214,769 Votes Withheld

Craig N. Johnson	3,374,097 Votes For,	220,743 Votes Withheld

Murray K. McComas	2,334,384 Votes For,	1,260,456 Votes Withheld

Ronald L. Ramseyer	3,374,649 Votes For,	220,191 Votes Withheld

Michael A. Schuler	3,374,754 Votes For,	220,086 Votes Withheld

John E. Zawacki	3,373,039 Votes For,	221,801 Votes Withheld

As all of the directors of the Company were elected at the annual meeting of stockholders, there are no directors whose term of office as a director continued after the meeting.

(c) The following other matters were voted upon at the meeting, and the following number of affirmative votes and negative votes were cast with respect to each such matter:

The amendment of the restated certificate of incorporation authorizing five million shares of preferred stock was not approved. This matter received 981,461 affirmative votes, 1,740,055 negative votes, 17,526 votes abstained and 855,798 non-votes.

The reappointment by the Company's Board of Directors of the firm of Ernst & Young LLP as independent certified public accountants to examine the financial statements and perform the annual audit of the Company for the year ending December 31, 2006 was ratified. This matter received 3,572,782 affirmative votes, 18,055 negative votes, 4,002 votes abstained and 1 non-vote.

Item 5. Other Information

Not Applicable.

PART II. OTHER INFORMATION – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

June 30, 2006

Item 6. Exhibits

(a) Exhibits
3.1	Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws of Blair Corporation (2)
4	Specimen Common Stock Certificate (3)
10.1	Stock Accumulation and Deferred Compensation Plan for Directors (4)
10.2	Blair Corporation 2000 Omnibus Stock Plan (5)
10.3	Blair Credit Agreement (6)
10.4	Amendment No. 2 to Credit Agreement (7)
10.5	Amendment No. 3 to Credit Agreement (8)
10.6	Amendment No. 4 to Credit Agreement (9)
10.7	Amendment No. 5 to Credit Agreement (10)
10.8	Change in Control Severance Agreement-Vice Presidents (11)
10.9	Change in Control Severance Agreement-CEO and Senior Vice Presidents (12)
10.10	Purchase, Sale and Capital Servicing Transfer Agreement (13)
10.11	Private Label Credit Program Agreement (14)
10.12	First Amendment to the Private Label Credit Program Agreement
10.13	Second Amendment to Private Label Credit Card Program Agreement
10.14	Amendment Agreement, dated as of July 15, 2005, which amends the Receivables Purchase Agreement (15)
10.15	Amended and Restated Credit Agreement, dated as of July 15, 2005 (16)
10.16	Agreement among Blair Corporation and Loeb, dated as of May 24, 2005 (17)
10.17	Agreement among Blair Corporation, and Mr. Phillip Goldstein and Mr. Andrew Dakos, dated as of May 24, 2005 (18)
10.18	Agreement among Blair Corporation, and Santa Monica and Mr. Lawrence Goldstein, dated as of May 25, 2005 (19)
11	Statement regarding computation of per share earnings (20)
31.1	CEO Certification pursuant to Section 302
31.2	CFO Certification pursuant to Section 302
32.1	CEO Certification pursuant to Section 906
32.2	CFO Certification pursuant to Section 906

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

(3) Incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed with the SEC on July 19, 2000 (SEC File No. 333-41770).

(4) Incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed with the SEC on March 20, 1998 (SEC File No. 1-878).

(5) Incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed with the SEC on March 17, 2000 (SEC File No. 1-878).

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

PART II. OTHER INFORMATION – Continued BLAIR CORPORATION AND SUBSIDIARIES (Unaudited) June 30, 2006 Item 6. Exhibits – Continued

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

(15) Incorporated herein by reference to (b) (i) to the Company’s Schedule TO filed with the SEC on July 20, 2005 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(16) Incorporated herein by reference to (b) (ii) to the Company’s Schedule TO filed with the SEC on July 20, 2005 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

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

BLAIR CORPORATION
(Registrant)

Date: August 9, 2006	By:	JOHN E. ZAWACKI
JOHN E. ZAWACKI
President and Chief Executive Officer

	By:	LARRY J. PITORAK
LARRY J. PITORAK
Interim Chief Financial Officer

	By:	MICHAEL R. DELPRINCE
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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 9, 2006	JOHN E. ZAWACKI
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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 9, 2006	LARRY J. PITORAK
LARRY J. PITORAK
Interim Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Blair Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John E. Zawacki, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange

      Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 9, 2006	JOHN E. ZAWACKI
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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Blair Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Larry J. Pitorak, Interim Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 9, 2006	LARRY J. PITORAK
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

Exhibit 10.12

FIRST AMENDMENT to the PRIVATE LABEL CREDIT PROGRAM AGREEMENT

between WORLD FINANCIAL CAPITAL BANK and BLAIR CORPORATION

THIS AMENDMENT is made on the 30th day of June 2005.

BETWEEN:

(1)	World Financial Capital Bank, an industrial loan bank with its principal offices located in Utah (“Bank”); and

(2)	Blair Corporation, a Delaware corporation, with its principal offices located in Pennsylvania (“Blair”).

WHEREAS

1.	This Amendment modifies and supplements the Private Label Credit Program Agreement dated as of April 26, 2005, between Bank and Blair (the “Program Agreement”).

2.	Bank and Blair wish to amend the Program Agreement to extend the date upon which certain termination events set forth in the Program Agreement are triggered from October 31, 2005 to February 1, 2006.

3.	Bank and Blair have agreed to execute such an amendment.

NOW THEREFORE, in consideration of the above and the foregoing, the receipt and sufficiency of which is hereby acknowledged, Bank and Blair hereby agree as follows:

1.

Unless otherwise provided herein, all terms and conditions of the Program Agreement are expressly incorporated herein by reference and except as modified hereby, the Program Agreement is ratified and confirmed in all respects and shall continue in full force and effect. Capitalized terms used herein without definition shall have the meanings ascribed to them in the Program Agreement.

2.	The Program Agreement is hereby amended as follows:

a.	Section 13.2(d) is hereby amended by the substitution of “February 1, 2006” replacing “October 31, 2005” where it currently appears in said Section.

b.	Section 13.3(b) is hereby amended by the substitution of “December 30, 2005” replacing “February 1, 2006” where it currently appears in said Section.
3.	The Program Agreement and this Amendment shall be read and construed together as one document.

4.	This Amendment shall be governed by, and construed in accordance with, the laws of New York, without giving effect to conflict of laws provisions.

IN WITNESS WHEREOF, this Amendment has been executed on behalf of each of the parties hereto as of the day and year first above written.

WORLD FINANCIAL CAPITAL BANK

By: ______________________________
Name: Marvin Corne
Title: President

BLAIR CORPORATION

By:	________________________
Name:	________________________
Title:	________________________

Exhibit 10.13

SECOND AMENDMENT TO

PRIVATE LABEL CREDIT CARD PROGRAM AGREEMENT

This Second Amendment to Private Label Credit Card Program Agreement ("Second Amendment") is entered into as of this 20th day of June, 2006 ("Second Amendment Effective Date") by and between Blair Corporation, a Delaware corporation ("Blair"), and World Financial Capital Bank ("Bank").

R E C I T A L S:

WHEREAS, Blair and Bank entered into a Private Label Credit Card Program Agreement dated as of April 26, 2005, as amended by that First Amendment to Private Label Credit Card Program Agreement dated June 30, 2005 (collectively, the "Agreement");

WHEREAS, Blair and Bank desire further to amend the Agreement as set forth herein to add provisions regarding Full Recourse Accounts and a Holdback Reserve.

NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, the parties hereto agree as follows:

1.

Definitions; References. Each term used herein which is not defined herein shall have the meaning assigned to such term in the Agreement. Each reference to "hereof", "hereunder", "herein" and "hereby" and each other similar reference and each reference to "this Agreement" and each other similar reference contained in the Agreement shall from and after the date hereof refer to the Agreement amended hereby.

2.	The parties agree to amend Section 1.1 to include the following definitions:

“Federal Funds Rate” shall mean the “Federal Funds Rate” as published in the “Money Rates” section of the Wall Street Journal on the last Business Day of the subject quarterly period.

“Financing Costs” as used in Schedule 17 shall be computed by multiplying the Full Recourse Accounts’ Average Accounts Receivable for the subject quarter by the   Federal Funds Rate on the last business day of the subject quarter.

"Full Recourse Accounts" shall mean those Accounts created under the provisions of Article 17 and Schedule 17.

"Full Recourse Accountholders" shall mean those Accountholders to whom Full Recourse Accounts are issued.

“Full Recourse Accounts’ Average Accounts Receivable” as used in Schedule 17 shall be computed by totaling the month-end account receivable balances on Full Recourse Accounts for each month in the subject quarter, and dividing by three (3).

3.	The parties agree to include a new Article 17, Full Recourse Accounts and Holdback Reserve, as follows:

"17.          FULL RECOURSE ACCOUNTS AND HOLDBACK RESERVE. Subject to the terms set forth in Schedule 17 attached hereto, Bank shall issue Full Recourse Accounts to certain Qualified Blair Customers, and Bank will pay to Blair an amount equal to the Net FRA Proceeds (as defined in Section 17.2 of Schedule 17) less the Holdback Percentage (as defined in Section 17.2 of Schedule 17), all in accordance with and pursuant to the terms and conditions provided in Schedule 17."

4.

Governing Law. This Second Amendment and all rights and obligations hereunder (other than the Program itself, including without limitation all matters related to the Accounts, the Account Agreement, the Forms and the Account Documentation to the extent related to the relationship between the Full Recourse Accountholders and the Bank, which shall be governed by Utah law), including, without limitation, matters of construction, validity and performance, shall be governed by and construed in accordance with the laws of the State of New York, without regard to internal principles of conflict of laws, and applicable federal law.

5.

Counterparts; Effectiveness. This Second Amendment may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original, but all of such counterparts shall together constitute one and the same instrument. The provisions included in this Second Amendment shall be effective as of the Second Amendment Effective Date.

6.

Entire Agreement. This Second Amendment, together with the attached Schedule 17 which is expressly incorporated herein by reference, supersedes any other agreement, whether oral or written, that may have been made or entered into by Blair and Bank relating to Full Recourse Accounts, and constitutes the entire agreement by the parties relating to the matters specified herein and in Schedule 17. As hereby amended and supplemented, the Agreement shall remain in full force and effect.

IN WITNESS WHEREOF, the parties have caused this Amendment to be executed by their duly authorized officers.

WORLD FINANCIAL CAPITAL BANK	BLAIR CORPORATION

By: _________________________________	By: _______________________________

Name: ______________________________	Name: _____________________________

Title: _______________________________	Title: ______________________________