Form 10-Q/A
period 2006-06-30
BLAIR CORP
filed 2006-11-03
CIK 71525

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

Yes ☒ No ☐

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the period ended June 30, 2006, which was originally filed with the Securities and Exchange Commission on August 9, 2006 (the “Original Filing”), is being filed by Blair Corporation (the “Company”) solely to refile Exhibits 31.1 and 31.2 to comply with comments received by the Company from the Securities and Exchange Commission staff.

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 9, 2006	/s/ JOHN E. ZAWACKI
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 9, 2006	/s/ LARRY J. PITORAK
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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the amendment to the Quarterly Report of Blair Corporation (the “Company”) on Form 10-Q/A for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John E. Zawacki, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the amendment to the Quarterly Report of Blair Corporation (the “Company”) on Form 10-Q/A for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Al Lopez, Senior Executive Officer, Chief Operations and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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