Form 10-Q
period 2006-09-30
BLAIR CORP
filed 2006-11-09
CIK 71525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-878

BLAIR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	25-0691670
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

220 Hickory Street, Warren, Pennsylvania	16366-0001
(Address of principal executive offices)	(Zip Code)

(814) 723-3600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

As of November 3, 2006 the registrant had outstanding 3,839,388 shares of its common stock without nominal or par value.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

BLAIR CORPORATION AND SUBSIDIARIES

September 30, 2006

BLAIR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30	December 31
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$ 16,209,846	$ 53,099,129
Receivables, less allowances for doubtful accounts of $363,333
in 2006 and $158,471 in 2005	6,066,555	2,987,832
Inventories:
Merchandise	74,097,571	71,217,282
Advertising and shipping supplies	14,879,659	12,146,732
	88,977,230	83,364,014
Deferred income taxes	216,000	731,000
Prepaid and refundable federal and state taxes	1,712,617	-0-
Prepaid expenses	2,720,305	2,781,777
Total current assets	115,902,553	142,963,752

Property, plant and equipment:
Land	692,144	1,142,144
Buildings and leasehold improvements	66,052,080	66,609,565
Equipment	77,417,320	75,320,297
Construction in progress	5,268,333	3,961,206
	149,429,877	147,033,212
Less allowances for depreciation	102,179,873	98,350,258
	47,250,004	48,682,954

Trademark	289,495	343,678
Other long-term assets	1,143,542	1,103,903
Total assets	$164,585,594	$193,094,287

See accompanying notes.

BLAIR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – Continued

	(Unaudited)
	September 30	December 31
	2006	2005
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$ 21,614,135	$ 29,137,285
Advance payments from customers	4,117,000	1,873,803
Reserve for sales returns	4,953,000	4,602,000
Accrued expenses	16,160,566	20,994,747
Accrued federal and state taxes	-0-	6,782,444
Current portion of capital lease obligations	13,848	19,198
Total current liabilities	46,858,549	63,409,477

Capital lease obligations, less current portion	6,709	14,695

Deferred income taxes	2,509,000	2,582,000

Other long-term liability	297,762	679,720

Stockholders’ equity:
Common stock without par value:
Authorized 12,000,000 shares
issued 10,075,440 shares (including shares
held in treasury) -- stated value	419,810	419,810
Additional paid-in capital	13,414,474	13,553,937
Retained earnings	324,925,681	334,023,925
Accumulated other comprehensive loss	(4,839)	(48,579)
	338,755,126	347,949,093
Less 6,238,999 shares in 2006 and 6,124,818
shares in 2005 of common stock
in treasury -- at cost	224,217,345	221,381,619
Less receivable and deferred compensation
from stock plans, net	(375,793)	159,079
Total stockholders’ equity	114,913,574	126,408,395
Total liabilities and stockholders’ equity	$164,585,594	$193,094,287

See accompanying notes.

BLAIR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Net sales	$ 89,542,291	$ 98,106,952	$307,246,833	$326,499,410
Other revenue	1,550,591	10,237,923	4,693,030	31,814,077
	91,092,882	108,344,875	311,939,863	358,313,487

Cost and expenses:
Cost of goods sold	40,691,637	42,634,240	139,629,234	150,113,495
Advertising	25,762,260	25,265,481	92,194,093	84,523,176
General and administrative	26,410,512	34,352,624	89,349,413	100,656,767
Provision for doubtful accounts	273,494	3,289,124	356,816	10,196,089
Interest (income) expense, net	(248,481)	538,469	(866,227)	104,479
Other (income) expense, net	(8,829)	17,453	169,704	(189,400)
	92,880,593	106,097,391	320,833,033	345,404,606
(Loss) income before income taxes	(1,787,711)	2,247,484	(8,893,170)	12,908,881

Income tax (benefit) provision	(640,000)	832,000	(3,184,000)	4,779,000

Net (loss) income	$ (1,147,711)	$ 1,415,484	$ (5,709,170)	$ 8,129,881

Basic earnings (loss) per share based on
weighted average shares outstanding	($0.30)	$0.23	($1.47)	$1.09

Diluted earnings (loss) per share based on
weighted average shares outstanding
and assumed conversions	($0.30)	$0.23	($1.47)	$1.07

See accompanying notes.

BLAIR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Common Stock	$ 419,810	$ 419,810	$ 419,810	$ 419,810

Additional Paid-in Capital:
Balance at beginning of period	13,510,848	13,194,889	13,553,937	13,238,311
Issuance of 0 shares for the three months ended September 30,
2006 and 2005 and 7,225 and 5,550 shares for the nine months ended September 30, 2006 and 2005 of common stock
to non-employee directors	-0-	-0-	1,959	5,044
Issuance of 6,156 and 3,000 shares for the three months ended
September 30, 2006 and 2005 and 24,591 and 17,913 shares for the nine months ended September 30, 2006 and 2005 of
common stock under Omnibus Stock Plan–Executive
Officer Stock Awards	(84,470)	(5,654)	(194,420)	(26,911)
Forfeitures of 2,200 and 6,150 shares for the three months
ended September 30, 2006 and 2005 and 2,950 and 8,100 shares for the nine months ended September 30, 2006 and 2005
of common stock under Omnibus Stock and Employee
Stock Purchase Plans	(3,904)	7,594	(23,014)	(1,506)
Exercise of 0 and 82,565 shares for the three months
ended September 30, 2006 and 2005 and 14,453 and 92,467 shares for the nine months ended September 30, 2006 and 2005
of common stock under Omnibus Stock Plan–Non-Qualified
Stock Options	-0-	(148,070)	(237,046)	(216,179)
Tax benefit on exercise of Non-Qualified Stock Options	(8,000)	430,000	150,000	480,000
Unvested Stock Options under Omnibus Stock Plan	-0-	-0-	163,058	-0-
Balance at end of period	13,414,474	13,478,759	13,414,474	13,478,759

Retained Earnings:
Balance at beginning of period	327,182,053	310,866,152	334,023,925	306,544,284
Net income (loss)	(1,147,711)	1,415,484	(5,709,170)	8,129,881
Cash dividends per share - $.30 in 2006 and $.15 in 2005	(1,108,661)	(557,194)	(3,389,074)	(2,949,723)
Balance at end of period	324,925,681	311,724,442	324,925,681	311,724,442

Accumulated Other Comprehensive Loss:
Balance at beginning of period	(24,141)	(122,951)	(48,579)	(118,634)
Foreign currency translation gains	19,302	51,890	43,740	47,573
Balance at end of period	(4,839)	(71,061)	(4,839)	(71,061)

See accompanying notes.

BLAIR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – Continued

	(Unaudited) (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Treasury Stock:
Balance at beginning of period	(222,826,482)	(35,126,743)	(221,381,619)	(35,955,582)
Purchase of 68,000 and 4,400,000 shares for the three months ended September 30, 2006 and 157,500 and 4,400,000 shares
for the nine months ended September 30, 2006 and 2005 of
common stock for treasury	(1,649,414)	(188,934,078)	(4,629,874)	(188,934,078)
Issuance of 0 shares for the three months ended September 30,
2006 and 2005 and 7,225 and 5,550 shares for the nine months ended September 30, 2006 and 2005 of common stock
to non-employee directors	-0-	-0-	300,078	158,868
Issuance of 6,156 and 3,000 shares for the three months ended
September 30, 2006 and 2005 and 24,591 and 17,913 shares for the nine months ended September 30, 2006 and 2005 of
common stock under Omnibus Stock Plan–Executive
Officer Stock Awards	258,551	85,875	922,026	512,758
Forfeitures of 2,200 and 6,150 shares for the three months
ended September 30, 2006 and 2005 and 2,950 and 8,100 shares for the nine months ended September 30, 2006 and 2005
of common stock under Omnibus Stock and Employee	-0-	(156,917)	-0-	(197,273)
Stock Purchase Plans
Exercise of 0 and 82,565 shares for the three months
ended September 30, 2006 and 2005 and 14,453 and 92,467 shares for the nine months ended September 30, 2006 and 2005
of common stock under Omnibus Stock Plan–Non-Qualified
Stock Options	-0-	2,363,415	572,044	2,646,859
Balance at end of period	(224,217,345)	(221,768,448)	(224,217,345)	(221,768,448)

Receivable and Deferred Compensation from Stock Plans:
Balance at beginning of year	180,944	(1,007,856)	(159,079)	(1,560,915)
Issuance (net of forfeitures) of common stock under
Omnibus Stock Plan – Restricted Stock Awards:
Receivable	(6,953)	36,226	(9,690)	48,728
Amortization of deferred compensation,
net of forfeitures	34,937	64,308	148,977	155,443
Amortization of Executive Officer Stock awards,
net of vesting and forfeitures	106,911	81,685	211,079	356,098
Applications of dividends and cash repayments	59,954	152,204	184,506	327,213
Balance at end of period	375,793	(673,433)	375,793	(673,433)
Total stockholders’ equity	$ 114,913,574	$ 103,110,069	$ 114,913,574	$ 103,110,069

Comprehensive (loss) Income:
Net income (loss)	$ (1,147,711)	$ 1,415,484	$ (5,709,170)	$ 8,129,881
Adjustment from foreign currency translation	19,302	51,890	43,740	47,573
Comprehensive income (loss)	$ (1,128,409)	$ 1,467,374	$ (5,665,430)	$ 8,177,454

See accompanying notes.

BLAIR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30
	2006	2005
Operating activities
Net (loss) income	$(5,709,170)	$ 8,129,881
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation	5,574,498	6,021,372
Amortization	245,792	1,362,905
Loss (gain) on disposal of assets	116,357	(243,845)
Provision for doubtful accounts	356,816	10,196,089
Benefit for deferred income taxes	442,000	3,254,000
Tax benefit on exercise of non-qualified stock options	-0-	480,000
Compensation expense (net of forfeitures)
for stock awards	1,669,351	1,126,327
Changes in operating assets and liabilities
providing (using) cash:
Receivables	(3,434,469)	8,512,283
Inventories	(5,613,216)	(9,533,708)
Prepaid expenses and other assets	(169,440)	(2,924,409)
Trade accounts payable	(7,522,852)	6,069,153
Advance payments from customers	2,243,197	1,317,868
Accrued returns	351,000	(484,000)
Accrued expenses and other long-term liability	(5,219,254)	3,596,751
Federal and state taxes	(8,497,016)	(3,996,289)
Net cash (used in) provided by operating activities	(25,166,406)	32,884,378

Investing activities
Purchases of property, plant and equipment	(5,499,924)	(5,923,938)
Proceeds from sale of assets	1,243,189	647,510
Net cash used in investing activities	(4,256,735)	(5,276,428)

Financing activities
Net proceeds from bank borrowings	-0-	128,000,000
Principal repayments on capital lease obligations	(13,336)	(84,086)
Dividends paid	(3,389,074)	(2,949,723)
Purchase of common stock for treasury	(4,629,874)	(188,934,078)
Exercise of non-qualified stock options	334,998	2,430,679
Repayments of notes receivable from stock plans	35,208	212,135
Tax benefit on exercise of non-qualified stock options	150,000	-0-
Net cash used in financing activities	(7,512,078)	(61,325,073)

Effect of exchange rate changes on cash	45,936	55,172
Net decrease in cash	(36,889,283)	(33,661,951)
Cash and cash equivalents at beginning of period	53,099,129	50,559,995
Cash and cash equivalents at end of period	$ 16,209,846	$ 16,898,044

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$ 1,911	$ 953,785
Income taxes	$ 4,722,948	$ 4,386,278

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

September 30, 2006

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Blair Corporation (the “Company” or “Blair”) and its wholly-owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. All adjustments that were considered necessary for a fair presentation have been included. These adjustments were of a normal recurring nature. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

NOTE B – REVENUE RECOGNITION

Sales are recorded when the merchandise is shipped to the customer, in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and Staff Accounting Bulletin No. 104, Revenue Recognition, as issued by the United States Securities and Exchange Commission (“SEC”).

NOTE C – COSTS AND EXPENSES

Cost of goods sold consists of merchandise costs and inbound freight costs. In addition, cost of goods sold includes writedowns, shipping cartons, shipping supplies, merchandise samples and internally incurred shipping costs.

NOTE D – USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE E – RETURNS

The provision for returns charged against income for the three months and nine months ended September 30, 2006 amounted to $12,951,762 and $44,355,045, respectively. The provision for returns charged against income for the three months and nine months ended September 30, 2005 amounted to $12,705,094 and $45,934,391, respectively. Management believes these provisions are adequate based upon the relevant information presently available. However, changes in facts or circumstances could result in an additional adjustment to the Company’s provisions.

NOTE F – INVENTORIES

Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year. However, an interim analysis is performed based on management’s estimates of expected year-end inventory levels and costs. If the FIFO method had been used, merchandise inventories would have increased by approximately $1,261,000 at September 30, 2006 and $1,160,000 at December 31, 2005.

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

September 30, 2006

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

Prior to January 1, 2006, the Company accounted for its share-based payments to employees using Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options, as permitted by SFAS No. 123. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Non-qualified Employee Stock Option.” SFAS No. 123(R) requires the benefits of tax deductions in excess of the recognized compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This excess amount was $150,000 and $480,000 in the nine months ended September 30, 2006 and 2005, respectively. In accordance with the accounting treatment of SFAS No. 123(R), the 2006 amount is shown as “Tax benefit on exercise of non-qualified stock options” in the consolidated statement of cash flows. The 2005 amount is included in the operating section of the consolidated statement of cash flows as “Tax benefit on exercise of non-qualified stock options.”

Stock activity in 2006 generally includes transactions pertaining to stock awarded to non-employee directors as well as stock awarded and forfeited via the Company’s Omnibus Stock and Employee Stock Purchase Plans. Activity is accounted for by comparing the market value of the awards, as required by the Plans, to the cost of the treasury shares used for these transactions. The difference is booked to additional paid-in capital. The stock awarded to non-employee directors is expensed immediately as there are no vesting requirements. The remaining stock awards vest at the rate of 20% per year over the five year vesting period. The Company records the expense during the vesting periods of the awards based on the number of eligible shares and the market value of the shares on the grant date. The following table presents the pro forma net earnings and net earnings per share for the three months and nine months ended September 30, 2005, as if the Company had applied the provisions of SFAS No. 123(R) during that period:

	Pro Forma Three Months Ended September 30	Pro Forma Nine Months Ended September 30
	2005	2005

Net income as reported	$1,415,484	$8,129,881

Add: Total stock-based employee compensation expense
recorded for all awards, net of related tax effects	225,757	1,156,641

Deduct: Total stock-based employee compensation
expense determined under fair value method for all
awards, net of related tax effects	320,353	1,524,919
Pro forma net income	$1,320,888	$7,761,603
Earnings per share:
Basic – as reported	$0.23	$1.09
Basic – pro forma	$0.22	$1.04
Diluted – as reported	$0.23	$1.07
Diluted – pro forma	$0.21	$1.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

September 30, 2006

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

NOTE K – STOCKHOLDERS’ EQUITY

The following table sets forth the computations of basic and diluted earnings per share as required by Statement of Financial Accounting Standards No. 128:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Numerator:
Net (loss) income	$(1,147,711)	$ 1,415,484	$(5,709,170)	$ 8,129,881
Denominator:
Weighted average shares outstanding	3,868,602	6,112,494	3,924,224	7,529,107
Contingently issueable shares – Omnibus Stock Purchase Plan	(48,486)	(52,986)	(48,486)	(52,986)
Denominator for basic earnings per share	3,820,116	6,059,508	3,875,738	7,476,121
Effect of dilutive securities:
Employee stock options and vesting awards	67,083	110,464	88,379	125,648
Denominator for diluted earnings per share	$ 3,887,199	$ 6,169,972	$ 3,964,117	$ 7,601,769
Basic earnings per share	($0.30)	$0.23	($1.47)	$1.09
Diluted earnings per share	($0.30)	$0.23	($1.47)	$1.07

As a result of the loss incurred for the three and nine month period ended September 30, 2006, the common stock equivalents would be anti-dilutive (i.e., reduced the loss) and, therefore, were excluded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

September 30, 2006

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

The $3.2 million tax benefit for the nine months ended September 30, 2006 was generated as a result of the net loss before income taxes and consists primarily of amounts available from a Federal Net Operating Loss carryback. This benefit is reflected on the balance sheet as a current asset labeled prepaid and refundable federal and state taxes.

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

In 2005, the Company accrued and charged to expense $933,000 in separation costs. The costs were charged against the gain on the sale of the credit portfolio in the income statement. The $933,000 charge represents severance pay, related payroll taxes and medical benefits for personnel whose services were no longer required after the sale of the credit portfolio. As of September 30, 2006, $204,000 of the $933,000 remains unpaid and recognized as an accrued liability.

In 2005, in addition to the $933,000 of separation costs related to the sale of the credit portfolio, the Company accrued and charged to expense an additional $2.6 million in separation costs. These charges are in connection with the previously announced changes to the Company’s organizational structure and leadership team. Going forward, the Company’s business operations will consist of three principal groups: Merchandising and Design, Merchandise Procurement and Marketing Services. For more than a year, the Company has been refocusing its energies on its core businesses in an effort to better position itself for long-term growth and increase shareholder value. In the first nine months of 2006, the Company accrued and charged to expense $3.5 million in separation costs. The costs were charged to General and Administrative Expense in the Consolidated Statement of Income. The aggregate $6.1 million charge represents severance pay, related payroll taxes and medical benefits due to former employees who have separated from the Company. As of September 30, 2006, $2.9 million of the $6.1 million remains unpaid and recognized as an accrued liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

September 30, 2006

NOTE N – SEPARATION PROGRAM – Continued

The following table summarizes the charges to income and related accruals as of September 30, 2006, December 31, 2005 and December 31, 2004 pertaining to the voluntary separation programs described above.

	Blair Mailing Center	Credit Portfolio Sale	Changes in Organizational Structure

Accrual at December 31, 2004	$ 495,000	$ -	$ -
Expense	-	933,000	2,600,000
Payments	367,000	395,000	416,000
Accrual at December 31, 2005	128,000	538,000	2,184,000
Expense	-	-	3,500,000
Payments	128,000	334,000	2,784,000
Accrual at September 30, 2006	$ -	$ 204,000	$2,900,000

NOTE O – GAIN ON SALE OF LONG-LIVED ASSETS

On July 21, 2006, the Company sold its liquidation outlet store located in Erie, Pennsylvania. Proceeds from the sale amounted to $1.3 million. After considering the net book value of the asset and costs to sell the property, the transaction resulted in a loss of approximately $10,000. The gain is recorded in Other (income) expense, net in the Consolidated Statement of Income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

September 30, 2006

Comparison of Third Quarter 2006 and Third Quarter 2005

Overview

During the third quarter of 2006, the Company continued its efforts to address declining sales and the impact of challenging times in the retail catalog market. These efforts primarily include:

▪	Ongoing investments in information systems as they support the order fulfillment, merchandise procurement, customer services and the outsourced credit origination functions.
▪

Completion of an extensive consumer and brand strategy study for the Company’s Home product line. The study identified long term opportunities to enhance profitability and improve shareholder value by focusing new business initiatives on specific customer profiles that are currently underserved.

▪

Continued partnering with Alliance Data to enhance the Company’s private label credit program. The Company believes this will provide tools for recognizing and rewarding the Company’s best customers, while increasing sales and customer loyalty.

There can be no assurance that the implementation of such initiatives will improve sales and productivity.

Net sales for the third quarter ended September 30, 2006 were $89.5 million, a decrease of 8.7% compared to $98.1 million reported for the third quarter ended September 30, 2005. The Company reported a net loss for the third quarter ended September 30, 2006, of $1.1 million or $0.30 per basic and diluted share, compared to net income of $1.4 million or $0.23 per basic and diluted share, reported for the third quarter of 2005. Third quarter 2005 per share results reflect the reduction of weighted-average shares outstanding resulting from the Company’s tender offer for the repurchase of 4.4 million outstanding shares on August 16, 2005.

The decrease in net sales for the third quarter of 2006 is primarily attributable to reductions in average selling prices as the Company experienced higher than normal sales of products but at lower price points with lower margins. Management believes that the product mix was not properly balanced for 2006, skewed toward lower priced commodities in tops and bottoms and lacking the balance of more fashionable categories such as suits, dresses and separates, which usually carry higher price points and margins. The Company has recognized this and is in the process of rapidly adjusting the imbalance.

In 2005, Blair sold its credit portfolio to a third party provider. Net income and earnings per share results for the third quarter and first nine months of 2006 reflect the impact of the transition from the Company managing its proprietary credit program to having a third party administer the new Blair credit program (“Blair Credit”). As a result of the sale of the credit portfolio, the Company no longer receives finance charge revenue, does not incur bad debts and has lower general and administrative costs associated with the administration of the credit portfolio. The Company continues to work closely with its credit partner to develop and define marketing initiatives that will provide additional customer benefits and improve Blair Credit usage when buying its products. During the third quarter of 2006, the Company continued to see improved acceptance for Blair Credit. The Company anticipates a return over time of Blair Credit activity to levels approaching those achieved by the proprietary credit program.

Excluding the net results generated by the credit portfolio in the third quarter of 2005, Blair would have realized a net loss of $819,000 or $0.14 per basic share compared to the reported net income of $1.4 million, or $0.23 per basic and diluted share for the third quarter of 2005.

Also adversely affecting results for the third quarter of 2006 were the inflationary impact of the January, 2006 postage rate increase, increased catalog circulation, increased catalog page counts and higher customer acquisition costs. These variables reduced advertising efficiency, measured as a percent of net sales, from 25.8% to 28.8%.

While the Company continued to realize favorable improvements in the product procurement area, cost of goods sold as a percentage of net sales for the third quarter of 2006 was 45.4%, a 1.9% increase from 43.5% for the third quarter of 2005. This increase is partially attributable to the January, 2006 postal rate increase and the loss of a key freight consolidator, who filed for bankruptcy, resulting in higher outbound freight expenses. Also adversely affecting the cost of goods sold percentage of net sales was a shift in the mix of products sold. During the summer months of July and August, the mix of products sold shifted to “wear now” apparel at reduced price points and margins.  Purchases of more seasonal products such as fleece, corduroy, flannel and wool blends that are traditionally purchased during this time decreased from the prior year. These seasonal products have historically been at higher price points and margins.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

September 30, 2006

Comparison of Third Quarter 2006 and Third Quarter 2005 - Continued

Overview- Continued

Serving to reduce the year over year cumulative negative impact on earnings associated with the sale of the credit portfolio, advertising inefficiency and increased cost of goods sold as a percent of net sales was a pre-tax $7.9 million reduction in general and administrative expenses. Of the $7.9 million reduction, $3.1 million relates to the elimination of prior year costs associated with the August of 2005 tender offer. In addition, $1.5 million pertains to the elimination of prior year costs associated with the Company’s in-house credit program. The remaining $3.3 million primarily consists of reductions in healthcare and workers compensation experience of $1.3 million as well as adjustments to several compensation plans that are based on reported results.

Results of Operations

Net loss for the three months ended September 30, 2006 was $1.1 million or $0.30 per basic and diluted share, compared to net income of $1.4 million or $.23 per basic share and diluted share, for the three months ended September 30, 2005.

Net sales for the third quarter of 2006 totaled $89.5 million and were 8.7% or $8.6 million lower than net sales for the third quarter of 2005. Decreases in average selling prices accounted for $5.9 million of the $8.6 million decline in net sales. Average selling prices declined as the Company experienced higher sales of products at lower price points with lower margins. Gross sales revenue generated per advertising dollar decreased approximately 9% in the third quarter of 2006 compared to the third quarter of 2005. The primary reasons for the reduction in advertising efficiency include the January 2006 postage increase, increased catalog circulation, increased catalog page counts and increased customer acquisition efforts. The total number of orders shipped decreased approximately 1%, and the average order dollar value decreased approximately 10% in the third quarter of 2006 as compared to the third quarter of 2005. In addition to the change in sales mix, the Company has reduced average selling prices in key product areas as part of a price-point repositioning strategy.

During the third quarter of 2006, customer purchases showed a continuing trend to buying “wear now” products. This reduced sales of seasonal cooler weather products, which carry higher price points. Additionally, the strategic elimination of some promotions reduced sales more than anticipated. Management continually evaluates its mailing contact strategy, including circulation plans, page counts, catalog density, product selection and prospecting efforts. Management believes introducing more variety into its catalogs, strategically repositioning price points, changing creative layout to encourage customers to purchase higher price point items and reducing stock keeping units without negatively impacting the overall product response will favorably impact response rates and selling productivity. There can be no assurance that the implementation of new initiatives in this area will improve sales productivity.

The provision for returned merchandise as a percentage of gross sales increased from 11.17% to 12.30% for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. Management attributes this unfavorable change to the current mix of products offered. Current catalogs have a higher balance of product categories that are more susceptible to higher customer returns.

Other revenue decreased 84.9% from $10.2 million to $1.6 million in the third quarter of 2006 versus the third quarter of 2005 primarily due to the elimination of finance charge revenues. The elimination of finance charge revenues resulted from the sale of the Company’s proprietary credit portfolio in November, 2005. As a result of the sale, the Company no longer realizes finance charge revenue, maintains provisions for doubtful accounts or incurs general and administrative expenses associated with supporting the proprietary credit program.

Cost of goods sold decreased $1.9 million, or 4.6%, to $40.7 million in the third quarter of 2006 as compared to the third quarter of 2005. Cost of goods sold as a percentage of net sales for the third quarter of 2006 was 45.4%, an increase from 43.5% for the third quarter of 2005. This increase is partially attributable to the January 2006 postal rate increase and loss of a key freight consolidator, who filed for bankruptcy, resulting in higher outbound freight expenses. Also adversely affecting the cost of goods sold percentage of net sales was a shift in the mix of products sold. During the summer months of July and August, the mix of products sold shifted to “wear now” apparel at reduced price points and margins.  Purchases of more seasonal products such as fleece, corduroy, flannel and wool blends that are traditionally purchased during this time decreased from the prior year. These seasonal products are typically at higher price points and margins.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

September 30, 2006

Comparison of Third Quarter 2006 and Third Quarter 2005 – Continued

Results of Operations – Continued

Advertising expenses in the third quarter of 2006 increased $500,000, or 2.0%, over the third quarter of 2005 to $25.8 million. The total number of traditional catalog mailings released in the third quarter of 2006 was 1.6 million, or 4.4%, greater than the third quarter of 2005. The increase in catalog circulation reflects the Company’s transition to catalogs from traditional letter style mailings and increased customer acquisition efforts. The total number of prospect catalog mailings increased 271,000, or 4.6%, in the third quarter of 2006 as compared to the third quarter of 2005. The increase in prospect circulation is the result of increased customer acquisition efforts.

In the third quarter of 2006, the Company replaced traditional letter mailings with a newly designed, item-focused catalog featuring a collection of best-selling products. The new catalog’s first mailing occurred in July 2006. The total circulation for this new catalog, released in the third quarter of 2006, was 7.6 million. This circulation decreased 1.8 million, or 19.5%, compared to the circulation of the traditional letter-style mailing in the third quarter of 2005. The reduction in circulation was in recognition of this new advertising vehicle and the Company’s continued migration to conventional catalogs.

Total circulation of the co-op and media advertising programs increased 2.0%, or 4.5 million pieces in the third quarter of 2006 as compared to the third quarter of 2005 as part of the Company’s expanded customer acquisition efforts.

The Company maintains one e-commerce site, www.blair.com. In the third quarter of 2006, the Company generated $20.2 million in e-commerce net sales as compared to $18.2 million in the third quarter of 2005, an 11% increase. The increase reflects the impact of internal initiatives designed to encourage customers to purchase online and continued customer interest in migrating to the Company’s website. An advanced web analytics package was installed during the third quarter of 2006 to provide the Company with more detailed insight into web customer behavior.

General and administrative expenses decreased 23.1%, or $7.9 million in the third quarter of 2006 as compared to the third quarter of 2005. As a percent of net sales, general and administrative expenses were 29.5% for the quarter ended September 30, 2006 compared to 35.0% for the quarter ended September 30, 2005. Reduced variable employee costs associated with the sale of the Company’s proprietary credit portfolio in November 2005 were offset by increases in customer service calls and talk time per call primarily associated with helping customers make the transition to the third-party credit provider.

In addition, the Company has experienced an increase in telephone orders as a percent of total orders placed. Although mail orders are more cost effective than telephone orders, they have become a smaller portion of total order mix (phone, mail and web) due to the declining sales volume associated with the Company’s traditional letter-style mailings. Orders in response to the traditional letter-style mailings were primarily placed via the mail order channel. The Company has replaced these traditional letter-style mailings with a newly designed, item-focused catalog featuring a collection of best-selling products. The new catalog’s first mailing occurred in July 2006.

Elimination of costs associated with the Company’s in-house credit program ($1.5 million), adjustments to several compensation plans that are based on reported results ($2.0 million), elimination of prior year costs associated with the August of 2005 tender offer ($3.1 million) and reductions in healthcare and workers compensation claims experience ($1.3 million) in the third quarter of 2006 all contributed to the decline in general and administrative expenses from 2005. The reduction in healthcare claims is the result of a reduction in catastrophic claims outstanding from September 30, 2005 to September 30, 2006. The reduction in workers compensation claims experience is the result of a favorable adjustment for prior years to claims outstanding from September 30, 2005 to September 30, 2006.

The provision for doubtful accounts decreased approximately $3.0 million to $273,000 or 91.7% in the third quarter of 2006 as compared to the third quarter of 2005. The 2005 amount represents provisions for doubtful accounts prior to the sale of the Company’s proprietary credit portfolio to World Financial Capital Bank on November 4, 2005.

The net interest (income) expense line item improved by $800,000 in the third quarter of 2006 compared to the third quarter of 2005. Subsequent to the sale of the Company’s proprietary credit portfolio in 2005, the Company utilized a portion of the proceeds from the sale to pay off its outstanding debt incurred in connection with the August 2005 tender offer to purchase 4,400,000 shares, or approximately 53% of its outstanding common stock, at $42 per share. Interest expense decreased as a result of no borrowings outstanding during the third quarter of 2006. Interest income decreased due to lower cash balances in the Company’s interest bearing accounts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

September 30, 2006

Comparison of Third Quarter 2006 and Third Quarter 2005 – Continued

Results of Operations – Continued

The net other (income) expense line item improved by $26,000 in the third quarter of 2006 compared to the third quarter of 2005. The change is primarily attributable to foreign currency transactions.

Income tax (benefit) provision as a percentage of income before income taxes was 35.8% in the third quarter of 2006 as compared to 37.0% in the third quarter of 2005. The federal income tax rate was 35% in both years.

Comparison of Nine Month Periods ended September 30, 2006 and September 30, 2005

Overview

During the nine months ended September 30, 2006, the Company continued its efforts to address declining sales and the impact of challenging times in the retail catalog market. These efforts primarily include:

▪	Ongoing investments in information systems as they support the order fulfillment, merchandise procurement, customer services and the outsourced credit origination functions.
▪

Completion of an extensive consumer and brand strategy study for the Company’s Home product line. The study identified long-term opportunities to enhance profitability and improve shareholder value by focusing new business initiatives on specific customer profiles that are currently underserved.

▪

Continued partnering with Alliance Data to enhance the private label credit program. The Company believes this will provide tools for recognizing and rewarding the Company’s best customers, while increasing sales and customer loyalty.

There can be no assurance that the implementation of new initiatives such as these will improve sales and productivity.

Net sales for the nine months ended September 30, 2006 were $307.2 million, a decrease of 5.9%, compared to $326.5 million reported for the nine months ended September 30, 2005. The Company reported a net loss for the nine months ended September 30, 2006, of $5.7 million, or $1.47 per basic and diluted share, compared to net income of $8.1 million or $1.09 per basic and $1.07 per diluted share, reported for the nine months ended September 30, 2005. The per share results for the nine months ended September 30, 2005, reflect the reduction of weighted-average shares outstanding resulting from the Company’s tender offer for the repurchase of 4.4 million outstanding shares on August 16, 2005.

The decrease in net sales for the nine months ended September 30, 2006, is primarily attributable to reductions in average selling prices as the Company experienced higher unit sales, but at lower price points and margins. Management continues to monitor its merchandise and pricing strategy to maximize results.

In 2005, Blair sold its credit portfolio to a third party provider. Net income and earnings per share results for the third quarter and first nine months of 2006 reflect the impact of the transition from the Company managing its proprietary credit program to having a third party administer Blair Credit. As a result of the sale of the credit portfolio, the Company no longer receives finance charge revenue, does not incur bad debts and has lower general and administrative costs associated with the administration of the credit portfolio. The Company continues to work closely with its credit partner to develop and define marketing initiatives that will provide additional customer benefits and improve Blair Credit usage when buying its products. The Company continues to see improved acceptance for Blair Credit. The Company anticipates a return over time of Blair Credit activity to a level approaching that of the proprietary credit program.

Excluding the net results generated by the credit portfolio for the nine month period ending September 30, 2005, the Company would have realized net income of $1.7 million or $0.23 per basic share and $0.22 per diluted share compared to the reported net income of $8.1 million or $1.09 per basic share and $1.07 per diluted share.

Also adversely affecting results for the nine months ended September 30, 2006, were the inflationary impact of the January 2006 postage rate increase, increased catalog circulation, increased catalog page counts and higher customer acquisition costs. These variables reduced advertising efficiency, measured as a percent of net sales, from 25.9% to 30.0%. This decline in efficiency equates to an adverse impact on pre-tax earnings of $12.6 million or $2.09 per basic share and $2.04 per diluted share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

September 30, 2006

Comparison of Nine Month Periods ended September 30, 2006 and September 30, 2005– Continued

Overview – Continued

The Company continued to realize favorable improvements in the product procurement area. Cost of goods sold as a percentage of net sales for the nine months ended September 30, 2006 was 45.4%, an improvement from 46.0% for the nine months ended September 30, 2005. This improvement is the result of continued efforts to reduce the cost of merchandise due to increased direct sourcing by the Company, continued partnering with all vendors and lower inventory liquidation costs. The overall improvement realized in the product procurement area has been somewhat offset by the January 2006 postal rate increase and loss of a key freight consolidator, who filed for bankruptcy, resulting in higher outbound freight expenses.

Serving to reduce the year-over-year cumulative negative impact on earnings associated with the sale of the credit portfolio and advertising inefficiency was a pre-tax $11.3 million or $1.87 per basic share and $1.83 per diluted share reduction in general and administrative expenses. Of the $11.3 million reduction, $3.1 million relates to the elimination of prior year costs associated with the August of 2005 tender offer. In addition, $5.2 million pertains to the elimination of prior year costs associated with the Company’s proprietary credit portfolio. The remaining $3.0 million primarily consists of reductions in healthcare and workers compensation claims experience of $1.3 million as well as adjustments to several compensation plans that are based on reported results.

Results of Operations

Net loss for the nine months ended September 30, 2006 was $5.7 million or $1.47 per basic share, compared to net income of $8.1 million or $1.09 per basic share and $1.07 per diluted share, for the nine months ended September 30, 2005.

Net sales for the nine months ended September 30, 2006 totaled $307.2 million and were 5.9% lower, or $19.3 million lower than net sales for the nine months ended September 30, 2005. The decrease in net sales for the nine months ended September 30, 2006 is primarily attributable to reductions in average selling prices as the Company experienced higher unit sales, but at lower price points and margins. Management continues to monitor its merchandise and pricing strategy to maximize results. In addition, nine month 2005 net sales included $1.9 million from the Crossing Pointe catalog and the Allegheny Trail business which were closed in 2005.

The following table illustrates net sales and the percent of net sales that each product line represents.

	9/30/2006	Percent of	9/30/2005	Percent of
	Net Sales	Total Net	Net Sales	Total Net
Product Line	(in millions)	Sales	(in millions)	Sales

Womenswear	$206.6	67.20%	$212.1	65.00%
Menswear	58.1	18.90%	60.1	18.40%
Home	40.5	13.20%	50.4	15.40%
Crossing Pointe	0.0	0.00%	0.3	0.10%
Stores	2.0	0.70%	2.0	0.60%
Allegheny Trail	0.0	0.00%	1.6	0.50%

Total	$307.2	100.00%	$326.5	100.00%

Gross sales revenue generated per advertising dollar decreased approximately 13% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The primary reasons for the reduction in advertising efficiency include the January 2006 postage rate increase, increased catalog circulation, increased catalog page counts, reduced response to the Company’s traditional letter-mailings channel of its direct marketing programs and increased customer acquisition efforts. Although the total number of orders shipped increased approximately 4%, the average order size decreased approximately 6% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. In addition to the change in sales mix, the Company has reduced average selling prices in key product areas as part of a price point repositioning strategy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

September 30, 2006

Comparison of Nine Month Periods ended September 30, 2006 and September 30, 2005– Continued

Results of Operations – Continued

Other revenue decreased 85.2% from $31.8 million to $4.7 million for the nine months ended September 30, 2006 versus the nine months ended September 30, 2005 primarily due to the elimination of finance charge revenues. The elimination of finance charges resulted from the sale of the Company’s proprietary credit portfolio in November, 2005. As a result of the sale, the Company no longer realizes finance charge revenue, maintains provisions for doubtful accounts or incurs general and administrative expenses associated with supporting the proprietary credit program.

Cost of goods sold decreased $10.5 million, or 7.0%, to $139.6 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Cost of goods sold as a percentage of net sales for the nine months ended September 30, 2006, was 45.4%, an improvement from 46.0% for the nine months ended September 30, 2005. The improvement in cost of goods sold as a percentage of net sales reflects an increase in direct sourcing, which lowered merchandise acquisition costs. The Company plans to continue to expand internal product development and direct sourcing as part of its strategic initiatives to further reduce cost of goods and increase profitability. The Company’s direct sourcing offices are located in the Pacific Rim and directly sourced approximately 40% of the Company’s merchandise from foreign suppliers for the nine months ended September 30, 2006, as compared to approximately 32% for the nine months ended September 30, 2005. The existence of these offices serves to lower the Company’s cost of acquiring merchandise. Other factors that contributed to improvement in the above percentage include continued partnering with all vendors, internal efforts to reduce shipping costs and initiatives to lower overall inventory liquidation costs.

Advertising expenses for the nine months ended September 30, 2006 increased $7.7 million, or 9.1%, to $92.2 million from the nine months ended September 30, 2005. The total number of catalog mailings released for the nine months ended September 30, 2006, was 8.2 million or 6.2% greater than for the nine months ended September 30, 2005. The increase in catalog circulation reflects the Company’s transitioning to catalogs from traditional letter style mailing and increased customer acquisition efforts. The total number of prospect catalog mailings increased 2.6 million or 10.7% for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The increase in prospect circulation is the result of increased customer acquisition efforts.

In the third quarter of 2006, the Company replaced traditional letter mailings with a newly designed, item-focused catalog featuring a collection of best selling products. The new catalog’s first mailing occurred in July 2006. The total circulation for this new catalog released in the nine months of 2006 was 7.6 million. This circulation combined with the circulation of traditional letter-style mailings in the first nine months of 2006 decreased 4.7 million or 17.3% compared to the circulation of the traditional letter-style mailing in the nine months of 2005. The reduction in circulation was in recognition of this new advertising vehicle and the Company’s continued migration to conventional catalogs.

Total circulation of the co-op and media advertising programs increased 9.3%, or 64.8 million pieces for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005 as part of the Company’s expanded customer acquisition efforts in 2006.

The Company maintains one e-commerce site, www.blair.com. For the nine months ended September 30, 2006, the Company generated $73.8 million in e-commerce net sales as compared to $64.2 million for the nine months ended September 30, 2005, a 15.0% increase. The year-over-year increase reflects continued customer interest in migrating to the Company’s website and the impact of internal initiatives designed to encourage customers to purchase online. Improved site search and enhanced navigation capabilities were also implemented during 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

September 30, 2006

Comparison of Nine Month Periods ended September 30, 2006 and September 30, 2005– Continued

Results of Operations – Continued

General and administrative expenses decreased 11.2%, or $11.3 million, for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. As a percent of net sales, general and administrative expenses were 29.1% for the nine months ended September 30, 2006, compared to 30.8% for the nine months ended September 30, 2005. The $11.3 million reduction is primarily attributable to the elimination of costs associated with the Company’s proprietary credit portfolio ($5.2 million), elimination of prior year costs associated with the August of 2005 tender offer ($3.1 million), reductions in healthcare and workers compensation claims experience ($1.3 million) and adjustments to several compensation plans that are based on reported results. The reduction in healthcare claims is the result of a reduction in catastrophic claims outstanding from September 30, 2005 to September 30, 2006. The reduction in workers compensation claims experience is the result of a favorable adjustment for prior years to claims outstanding from September 30, 2005 to September 30, 2006. Offsetting the above factors was a $3.5 million severance charge in the first nine months of 2006, an increase of $2.4 million over the amount of severance related charges in the first nine months of 2005. The severance costs relate to the Company’s ongoing evaluation of its business practices in light of changes in the marketplace and its business model. In addition, reduced variable employee costs associated with the sale of the Company’s proprietary credit portfolio in November 2005 were more than offset by increases in customer service calls and talk time per call primarily associated with helping customers make the transition to the third party credit provider. In addition, the Company has experienced an increase in telephone orders as a percent of total orders placed. Although they are more cost effective than telephone orders, mail orders have become a smaller portion of total order mix (phone, mail and web) due to the declining sales volume associated with the Company’s traditional letter-style mailings. Orders in response to the traditional letter-style mailings were primarily placed via the mail order channel. The Company has replaced these traditional letter mailings with a newly designed, item-focused catalog featuring a collection of best selling products. The new catalog’s first mailing occurred in July 2006.

The provision for doubtful accounts decreased approximately $9.8 million to $400,000 or 96.5% for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The 2005 amount represents provisions for doubtful accounts prior to the sale of the Company’s proprietary credit portfolio to World Financial Capital Bank on November 4, 2005.

Net interest (income) expense, improved by $1 million for nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Interest income decreased due to lower cash balances. Subsequent to the sale of the Company’s proprietary credit portfolio in 2005, the Company utilized a portion of the proceeds from the sale to pay off its outstanding indebtedness incurred in connection with the August 2005 tender offer to purchase 4,400,000 shares, or approximately 53% of its outstanding common stock, at $42 per share. Interest expense decreased as a result of no borrowings outstanding during the first nine months of 2006.

Net other expense (income), realized an unfavorable change of $400,000 for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. In connection with the discontinuance of the Crossing Pointe catalog title, on March 30, 2005, the Company sold all open Crossing Pointe credit accounts receivable to a third party at a discount. After comparing the proceeds of the sale to the net carrying value of this asset, the Company realized a gain of approximately $500,000, which was recorded on this financial statement line item in 2005.

Income tax (benefit) provision as a percentage of income before income taxes was 35.8% for the nine months ended September 30, 2006, as compared to 37.0% for the nine months ended September 30, 2005. The federal income tax rate was 35% in both years.

Liquidity and Sources of Capital

At September 30, 2006, the Company had no borrowings outstanding under its $75 million credit facility. The Company had letters of credit totaling $16.4 million outstanding, which reduces the amount of borrowings available under the credit facility. Outstanding letters of credit totaled $19.6 million at December 31, 2005, and $15.4 million at September 30, 2005. Letters of credit are comprised mainly of two categories. One such category is comprised of commercial letters of credit used for the purpose of purchasing goods from non-U.S. suppliers. The other category is comprised of performance guarantees for insurance bonding purposes and for the Company’s consolidated subsidiary that was involved in the granting of credit. Subsequent to the sale of the Company’s credit portfolio, credit is now granted through World Financial Capital Bank. As a result, the requirement for this letter of credit has expired. The letter of credit was cancelled on October 13, 2006. All letters of credit have a term of one year or less.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

September 30, 2006

Liquidity and Sources of Capital – Continued

As of September 30, 2006, the Company was in compliance with all debt covenants associated with the Second Amendment to its credit facility.

Effective September 30, 2006 the Company entered into a Second Amendment to its $75 million credit facility. The Second Amendment modified certain provisions in the credit facility which included the fixed charge coverage ratio and borrowing base limitations on the usage of the facility. The collateral for the revolving credit facility consists of certain of the Company’s and its subsidiaries’ assets, including, but not limited to, inventory, equipment, furniture, general intangibles, intellectual property, fixtures, certain real property and improvements, the common stock of the Company’s domestic subsidiaries, as well as a negative and double negative pledge on the assets of the Company’s direct and indirect foreign subsidiaries. At the Company’s option, any loan under the revolving credit facility shall bear interest at the Euro-Rate (calculated with reference to a LIBOR-based formula in accordance with the amended and restated credit agreement) or a Base Rate (as that term is defined in the amended and restated credit agreement), plus a margin, such margin to be calculated in accordance with a performance based pricing grid. The Company is also required to pay a commitment fee and reasonable out-of-pocket expenses pursuant to the amended and restated credit agreement.

The Company believes it has adequate financial resources to support anticipated short-term and long-term capital needs and commitments.

The following table and narrative highlight significant changes in cash and cash equivalents for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended
	September 30
			Increase/
	2006	2005	(Decrease)

Net cash (used in) provided by operating activities	$(25,166,406)	$32,884,378	$(58,050,784)
Net cash used in investing activities	(4,256,735)	(5,276,428)	1,019,693
Net cash used in financing activities	(7,512,078)	(61,325,073)	53,812,995
Effect of exchange rate changes on cash	45,936	55,172	(9,236)

Net decrease in cash and cash equivalents	$(36,889,283)	$(33,661,951)	$(3,227,332)

The $3.2 million decrease in net cash flow is primarily due to unfavorable cash flow from operating activities. Net cash used in operating activities was $25.2 million for the nine months ended September 30, 2006, a $57.6 million decrease compared to the same period in 2005. This decrease is primarily attributable to reduced earnings of $13.8 million and unfavorable changes in several components of working capital. The primary factors are unfavorable changes to accounts receivable of $8.4 million, federal and state taxes of $4.5 million, trade accounts payable and accrued expenses of $21.6 million and provisions for doubtful accounts of $9.8 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

September 30, 2006

Liquidity and Sources of Capital – Continued

The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $5.5 million during the first nine months of 2006, compared to $5.9 million during the first nine months of 2005. Most of the $5.5 million of capital expenditures in the first nine months of 2006 were attributable to improving the Company’s information services capabilities as they support the order fulfillment, merchandise procurement, customer services and the outsourced credit origination functions.

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

At September 30, 2006, the Company had total net current deferred tax assets of $216,000. These assets relate principally to asset valuation reserves including returns and inventory obsolescence. Based on recent historical earnings performance and current projections, management believes that a valuation allowance is not required against these deferred tax assets, except for the valuation allowances against state net operating losses. The state net operating loss valuation allowance was provided due to its uncertainty of realization based upon the state’s net operating loss carryforward rules.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

September 30, 2006

Accounting Pronouncements – Continued

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, which historically had been the accepted practice. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. The Company can not estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options).

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

Future Considerations

The Company is faced with the challenge of maintaining and expanding its customer file. This involves the acquisition of new customers (prospects), the conversion of new customers to established customers (active repeat buyers) and the retention and/or reactivation of established customers.

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

September 30, 2006

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC rules and forms. In addition, each of the Chief Executive Officer and the Chief Financial Officer of the Company has concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective to ensure that information required to be disclosed by the Company in its Securities Exchange Act of 1934 reports is accumulated and communicated to management, including principal executive and financial officers, to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company’s internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses. In addition, there were no changes in the Company’s internal controls that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

September 30, 2006

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

Not Applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

PART II. OTHER INFORMATION – Continued

BLAIR CORPORATION AND SUBSIDIARIES

(Unaudited)

September 30, 2006

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

10.12   First Amendment to the Private Label Credit Program Agreement

10.13   Second Amendment to Private Label Credit Card Program Agreement

10.14   Amendment Agreement, dated as of July 15, 2005, which amends the Receivables Purchase Agreement (15)

10.15   Amended and Restated Credit Agreement, dated as of July 15, 2005 (16)

10.16   Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 23, 2006 (17)

10.17   Agreement among Blair Corporation and Loeb, dated as of May 24, 2005 (18)

10.18   Agreement among Blair Corporation, and Mr. Phillip Goldstein and Mr. Andrew Dakos,

                 dated as of May 24, 2005 (19)

10.19   Agreement among Blair Corporation, and Santa Monica and Mr. Lawrence Goldstein,

                 dated as of May 25, 2005 (20)

11	Statement regarding computation of per share earnings (21)
31.1	CEO Certification pursuant to Section 302
31.2	CFO Certification pursuant to Section 302
31.3	Vice President Certification pursuant to Section 302
32.1	CEO Certification pursuant to Section 906
32.2	CFO Certification pursuant to Section 906
32.3	Vice President Certification pursuant to Section 906

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
September 30, 2006

Item 6. Exhibits – Continued

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

(17) Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 25, 2006 (SEC File No. 1-878).

(18) Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 27, 2005 (SEC File No. 1-878).

(19) Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 27, 2005 (SEC File No. 1-878).

(20) Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on May 27, 2005 (SEC File No. 1-878).

(21) Incorporated by reference to Note K of the financial statements included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BLAIR CORPORATION
(Registrant)

Date: November 9, 2006	By:	/s/ JOHN E. ZAWACKI
JOHN E. ZAWACKI
President and Chief Executive Officer

	By:	/s/ ADELMO S. LOPEZ
ADELMO S. LOPEZ
Senior Vice President, Chief Operating Officer and Chief Financial Officer

	By:	/s/ LARRY J. PITORAK
LARRY J. PITORAK
Vice President

	By:	/s/ MICHAEL R. DELPRINCE
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 9, 2006	/s/JOHN E. ZAWACKI
JOHN E. ZAWACKI
President and
Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Adelmo S. Lopez, certify that:

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 9, 2006	/s/ADELMO S. LOPEZ
ADELMO S. LOPEZ
Senior Vice President, Chief Operating Officer and Chief Financial Officer

Exhibit 31.3

CERTIFICATION

I, Larry J. Pitorak, certify that:

a)	I have reviewed this quarterly report on Form 10-Q of Blair Corporation;

b)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

c)

Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

d)

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 9, 2006	/s/LARRY J. PITORAK
LARRY J. PITORAK
Vice President

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Blair Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John E. Zawacki, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 9, 2006	/s/JOHN E. ZAWACKI
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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Blair Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Adelmo S. Lopez, Senior Executive Officer, Chief Operations and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 9, 2006	/s/ADELMO S. LOPEZ
ADELMO S. LOPEZ
Senior Vice President, Chief Operating Officer and Chief Financial Officer

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

Exhibit 32.3

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Blair Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Larry J. Pitorak, Vice President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 9, 2006	/s/LARRY J. PITORAK
LARRY J. PITORAK
Vice President

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