Form 10-K
period 2006-12-31
BLAIR CORP
filed 2007-03-16
CIK 71525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number 1-878
BLAIR CORPORATION

Incorporated in Delaware	I.R.S. Employer Identification Number:

220 Hickory Street Warren, Pennsylvania 16366 (814) 723-3600	25-0691670
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, without nominal or par value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 ☐Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
 ☐Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 ☑Yes ☐ No
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
 ☐Yes ☑ No
The aggregate market value, based upon the last sales price of $29.75 as quoted on The American Stock Exchange for June 30, 2006, of the common stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is approximately $116,039,429.
The registrant had 3,854,287 shares of common stock outstanding as of March 5, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS
(a) GENERAL.
Blair Corporation (the “Company”) was founded in 1910 by John L. Blair, Sr., and was incorporated in 1924 under the laws of the State of Delaware. The Company’s business consists of the sale of fashion apparel for men and women, plus a wide range of home products. Although the Company’s revenues are generated primarily through direct mail merchandising, the Company has transitioned into a multi-channel direct marketer, as an increasing amount of total sales revenue, approximately 22% in 2006, is being generated through its e-commerce Web site, which was launched in 2000. The Company operates three retail stores, two in Pennsylvania and one in Delaware. The Company employs approximately 2,000 people. None of the Company’s employees are subject to collective bargaining agreements.
On January 23, 2007, Blair Corporation, a Delaware corporation (the “Company”), BLR Acquisition Corp., a Delaware corporation (“Merger Sub”), and Appleseed’s Topco, Inc., a Delaware corporation and portfolio company of Golden Gate Capital (“Appleseed’s”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Appleseed’s will acquire all of the outstanding shares of the Company common stock for $42.50 per share in cash, without interest (“Merger Consideration”), or approximately $173.6 million in the aggregate. In addition, each outstanding unvested restricted share of the Company will be converted into the right to receive cash in an amount equal to the Merger Consideration, and the holders of all outstanding options to acquire shares of the Company’s common stock will receive an amount in cash equal to the excess, if any, of the Merger Consideration over the per share exercise price of the option. Under the terms of the Merger Agreement, the Company is to be acquired by Appleseed’s through a merger of Merger Sub and the Company, with the Company as the surviving corporation (the “Merger”).
The parties currently anticipate consummating the Merger in the Spring of 2007. Upon the closing of the Merger, shares of the Company’s common stock would no longer be listed on the AMEX. The consummation of the Merger is subject to the approval of the Company’s stockholders, and satisfaction of other customary closing conditions. Pursuant to the terms of the Merger Agreement, the Company was permitted to solicit additional proposals to acquire the Company for a period of 30 days following the date of the Merger Agreement. The Board of Directors of the Company, with assistance of its independent advisors, solicited proposals during this period but did not receive any proposals.
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
(b) INFORMATION REGARDING INDUSTRY SEGMENTS.
The Company operates as one reporting segment in the business of selling women’s and men’s fashion apparel and accessories and home furnishing items primarily through direct marketing sales which generated $426 million in net sales in 2006. The Company has one operating segment. Retail store sales comprise less than 1% of the Company’s total net sales and the method used to distribute the Company’s products (United States Postal Service or United Parcel Service) is the same for 99% of the business (i.e., direct mail and internet). The Company’s customer base is comprised of individuals throughout the United States and is diverse in both geographic and demographic terms. Advertising is done mainly by means of catalogs and the internet, which offer the Company’s merchandise.
The format of the information used by the Company’s CEO is consistent with the reporting format used in the Company’s 2006 Form 10-K and other external financial information. In addition, the Company utilizes one general ledger and one budget (which is categorized only by product line such as Womenswear, Menswear, Home and the stores) and does not operate by divisions.
For 2006, direct mail sales represented approximately 77% of total net sales, the internet accounts for approximately 22% and the retail component accounts for approximately 1%. The Company considers all of these components to be engaged in business activities from which revenues are earned and expenses are incurred relating to transactions of the same enterprise. Additionally, the Company’s segment reporting is consistent with the presentation made to the Company’s chief operating decision maker. For these reasons, the Company believes it has one reportable segment.

A five-year summary of certain financial and operational information regarding the Company’s continuing operations can be found in Item 6, Selected Financial Data, of this Annual Report on Form 10-K.
(c) DESCRIPTION OF BUSINESS.
The Company markets a wide range of merchandise, manufactured by a number of independent suppliers, both domestic and foreign. Suppliers located outside of the United States provided approximately 40% of the Company’s merchandise in 2006. Most of these suppliers have been associated with the Company for many years and manufacture products based upon the Company’s specifications. Suppliers are selected in accordance with their ability to produce high quality products in a cost-effective manner.
The Company markets its products mainly by direct mail. Catalogs depict the current styles of Womenswear (such as coordinates, dresses, tops, pants, skirts, lingerie, sportswear, suits, jackets, outerwear and shoes), Menswear (such as suits, shirts, outerwear, active wear, slacks, shoes, and accessories), and Home (such as bedspread ensembles, draperies, furniture covers, area rugs, bath accessories, kitchenware, gifts, collectibles and personal care items) are mailed directly to existing and prospective customers. Sales of the Menswear and Womenswear products accounted for 88% of the Company’s total sales in 2006, and sales of home products accounted for the remaining 12%.
Competition and Seasonality
The environment for our products is very competitive and the Company has numerous competitors throughout various channels within the industry. Our current and potential competitors include brick and mortar retailers and catalog retailers, many of which possess significant brand awareness, sales volume, and customer bases. Some of these competitors currently sell products through the internet, mail order, or direct marketing. We believe that the principal competitive factors in our market segments include value, credit, availability, convenience, brand recognition, customer service, and reliability. The Company’s annual earnings depend to a great extent on the results of operations for the last quarter of its fiscal year when a significant portion of the Company’s sales and profits are recorded.
The cyclical nature of the retail business requires the Company to carry a significant amount of inventory, especially prior to peak selling seasons when we and other retailers generally build up inventory levels. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items in stock that no longer have a sufficient range of sizes) and use markdowns to clear merchandise.
The Company considers its merchandise to be value-priced and competes for sales with other direct marketers, retail department stores, specialty shops, discount store chains, e-commerce and multi-channel marketers. The Company competes based on its sales expertise and its unique combination of product, quality, price, credit, guarantee and service.
Environmental
Environmental protection requirements did not have a material effect upon the Company’s operations during fiscal 2006. While management believes it would be unlikely, it is possible that compliance with such requirements would lengthen lead time in capital improvement plans and increase construction costs and therefore, operating costs due in part to the expense and time required to conduct environmental and ecological studies and any required remediation.
Trademarks
We believe that our registered and common law trademarks have significant value and are instrumental to our ability to market and sustain demand for our merchandise.
Direct Mail and Retail Business
As of December 31, 2006 the Company had $3,854,993 of backlog orders of which the Company reasonably did not expect to fill $419,423, compared to $4,866,035 of backlog orders as of December 31, 2005 of which the Company reasonably did not expect to fill $511,420. The majority of the backlog orders were the result of ordered items being out of stock at the time the order was originally placed. The reduction in backlog orders is the result of the Company’s enhanced inventory management efforts. Emphasis was placed on carrying greater quantities of recurring or staple products and, conversely, lower levels of newly introduced or untested products were maintained.
Media and co-op prospect advertising programs continue to be used as components of the Company’s customer acquisition strategy. The Company continued to expand its internet presence in 2006 generating $93.7 million in net sales, approximately 22% of the Company’s total net sales, as compared to approximately $86.1 million in net sales or 19% in 2005. The Company launched its e-commerce Web site in the third quarter of 2000 and has continued to expand its affiliate partnerships to extend the reach of the Web site. The Company’s Web site has also become an effective way to help liquidate excess inventory.

Catalog mailings are mailed from commercial printers engaged by the Company. Orders for merchandise are processed at the Company’s corporate offices in Warren, Pennsylvania (telephone orders via the call centers in Franklin, Pennsylvania, Erie, Pennsylvania and Warren, Pennsylvania) and orders are filled and mailed from the Company’s Distribution Center in Irvine, Pennsylvania. All of the Company’s products are warehoused in its Irvine, Pennsylvania Distribution Center. Currently, merchandise returns operations are located in Erie, Pennsylvania. However, in November 2006, the Company announced it would be relocating its returns operations to its Distribution Center in Irvine, Pennsylvania. The Company serves customers throughout the United States.
The Company has retail facilities in Grove City and Warren, Pennsylvania, and Wilmington, Delaware.
(d) FOREIGN OPERATIONS AND EXPORT SALES.
The Company does not conduct export sales of merchandise from the United States.
The Company conducts its foreign operations through foreign offices maintained in Hong Kong, Singapore, India, Pakistan and China that directly source more than 40%, 32% and 28% of the Company’s merchandise from foreign suppliers in 2006, 2005 and 2004, respectively. All activity is intercompany and the foreign offices have insignificant amounts of cash and fixed assets.
As the Company continues to diversify merchandise sourcing opportunities, it expects to increase its investment in product development and source more merchandise directly from foreign vendors. The increased volume of purchases will further expose the Company to new and greater risks and uncertainties, the occurrence of which could substantially impact the Company’s ability to source merchandise through foreign vendors and to realize any perceived cost savings. These risk factors are further discussed in ITEM 1A. RISK FACTORS.
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
In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to the Company or that the Company currently deems immaterial may also impair its business and operations.
Obtaining required approvals and satisfying closing conditions may delay or prevent completion of the proposed acquisition of the Company by Appleseed’s Topco, Inc.
On January 23, 2007, the Company, Appleseed’s Topco, Inc. (“Appleseed’s”) and BLR Acquisition Corp. entered into the Agreement and Plan of Merger (“Merger Agreement”), which provides for the acquisition of the Company by Appleseed’s. The completion of the proposed acquisition of our company by Appleseed’s is conditioned upon the receipt of all material governmental authorizations, consents, orders and approvals. Completion of the acquisition is also conditioned upon approval of the transaction by the stockholders of the Company and the absence of injunctions, court order or law that would restrain or prohibit consummation of the acquisition. No assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Agreement and Plan of Merger entered into on January 23, 2007. Further, we are subject to recent claims related to the proposed acquisition from plaintiffs who are seeking an injunction to prohibit consummation of the proposed acquisition and other relief including monetary damages.
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
Response rates to advertising promotions and, as a result, the net sales generated by each promotion, can be affected by other factors beyond the Company’s control such as weak economic conditions, and unseasonable weather in key geographic markets. In addition, a portion of all advertising promotions are to prospective customers. These promotions involve risks not present in promotions to existing customers, including lower and less predictable response rates. Additionally, it has become more difficult for the Company and other direct marketers to obtain quality prospect mailing lists, which may limit the Company’s ability to maintain the size of its active customer file. Lower response rates could result in lower-than-expected full-price sales, higher inventory levels and/or subsequently higher-than-expected clearance sales at significantly reduced margins.
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
Historically, the Company has managed its own credit portfolio and set the minimum credit scores a consumer must have to be entitled to purchase the Company’s merchandise on credit. The Company sold its receivables portfolio to World Financial Capital Bank, an industrial bank subsidiary of Alliance Data Systems Corporation in November, 2005, and going forward they will have discretion over the minimum credit score necessary to be eligible to purchase Blair merchandise on credit. If the bank decides to raise the applicable credit rating standards, certain consumers will no longer qualify to purchase Blair merchandise on credit, which could lower sales thereby lowering revenue and operating income.
In addition, lower sales may result from hesitancy on the part of the Company’s credit reliant customers to purchase using the new Blair credit card.
In the third quarter of 2006, the Company and Alliance Data Systems executed Amendment Number 2 to the ADS Credit Program Agreement whereby credit is granted to customers with credit scores below the originally established FICO level. Customers granted credit in this new FICO scoring range are deemed “Full Recourse Accounts” and the Company assumes the bad debt risk. The recourse program is an annual program that either party may discontinue with 60 days notice. While this program affords the Company the ability to offer credit to customers who have been a profitable segment in the past, the increased credit risk assumed by the Company could reduce operating income.
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
As it continues to diversify merchandise sourcing opportunities, the Company expects to increase its investment in product development and source more merchandise directly from foreign vendors. For the year ended December 31, 2006, the Company was importer of record on approximately 40% of total merchandise purchases. The increased volume of purchases will further expose the Company to new and greater risks and uncertainties, the occurrence of which could substantially impact the Company’s ability to source merchandise through foreign vendors and to realize any perceived cost savings. Considerations include, among other things:
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

The Company’s success is dependent upon its management team.
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
1. Blair Headquarters (220 Hickory Street, Warren, Pennsylvania).
2. Blair Distribution Center South (Route 62, Irvine, Pennsylvania).
3. Blair Distribution Center North (Route 62, Irvine, Pennsylvania).
4. Blair Warehouse Outlet (Route 62, Starbrick, Pennsylvania).
5. Bell Warehouse Building (Liberty Street, Warren, Pennsylvania).
6. Starbrick Warehouse Building (Route 62, Starbrick, Pennsylvania).
7. Blair House on Blair Warehouse Outlet (Route 62, Starbrick, Pennsylvania) property
The Company is not currently using the Blair Warehouse Outlet building in Starbrick, Pennsylvania. The Company intends to sell the building and believes that the sale will be completed in 2007. The outlet building is a sheet metal warehouse design and the Company has considered the possible impairment of the facility. A $150,000 impairment charge was taken on this property in 2005 as a result of an independent appraisal. An additional $441,000 impairment charge was taken in 2006 to reduce the value of this asset to its estimated fair value less costs to sell.
The Company leases the following properties:
1. Blair Retail Store (Wilmington, Delaware).
2. Telephone Call Center (Erie, Pennsylvania).
3. Telephone Call Center (Franklin, Pennsylvania).
4. Blair Retail Store (Grove City, Pennsylvania).
5. Blair Returns Center (Erie, Pennsylvania).

6. International Trade Offices (Hong Kong, Pakistan, Singapore, India, and China).
In addition, four of the Company’s wholly-owned subsidiaries lease office space in the Wilmington, Delaware area, which they use as their principal offices.
On November 29, 2006, the Company announced that it will close its leased Returns Center in Erie, Pennsylvania, and move all returns operations to the Blair Distribution Complex in Irvine, Pa., located approximately seven miles from its Warren headquarters. Technological improvements and productivity enhancements at its Distribution Complex have made the transfer possible and will enable the Company to process returns and redistribute merchandise to its inventory more efficiently.
In December 2006, the Company closed its International Trade Office in Taiwan. In January 2007, the Company opened a liaison office in Pakistan. This decision was based on geographical support for the Company’s direct sourcing efforts.
Management believes that these properties are capable of meeting the Company’s anticipated needs for the near future.

ITEM 3.	LEGAL PROCEEDINGS
On January 24, 2007, Mr. Richard P. Pogozelski, a purported stockholder of the Company, filed a complaint styled Pogozelski v. Blair Corporation, (Civil Action No. 2695-N) in the Court of Chancery of the State of Delaware in New Castle County against the Company, certain members of our board of directors and Appleseed’s. The complaint alleged, among other things, that the Company’s directors have not acted reasonably and breached their fiduciary duties by failing to maximize stockholder value with regard to the proposed acquisition by Appleseed’s. Among other things, the complaint sought class action status, a court order enjoining the Company and our directors from proceeding with or consummating the proposed acquisition of the Company by Appleseed’s, compensatory damages, costs and expenses and the payment of attorneys’ and experts’ fees. The Company believes that the complaint is without merit and intends to defend this lawsuit vigorously. On March 1, 2007, we and the other defendants filed a motion to dismiss the class action complaint for failure to state a claim upon which relief can be granted. As of the date of this 10-K, the court has not ruled on this motion.
The Company is not involved in any other pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the American Stock Exchange (symbol: BL). The number of record holders of the Company’s common stock at December 31, 2006, was 1,710.

	2006			2005
	Sales Price		Dividends	Sales Price		Dividends
	High	Low	Declared	High	Low	Declared

First Quarter	$42.00	$38.26	$.30	$38.89	$32.80	$.15
Second Quarter	45.84	29.75	.30	39.80	29.86	.15
Third Quarter	29.62	23.75	.30	45.16	36.89	.15
Fourth Quarter	32.78	25.80	.30	41.58	35.29	.30
The Company will not be paying its regular cash dividends. On January 23, 2007, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Appleseed’s Topco, Inc., a Delaware corporation and portfolio company of Golden Gate Capital (“Appleseed’s”), and BLR Acquisition Corp., a Delaware corporation (“Merger Sub”) pursuant to which Appleseed’s will acquire all of the outstanding shares of the Company’s common stock for $42.50 per share in cash, without interest (“Merger Consideration”), or approximately $173.6 million in the aggregate. Pursuant to the terms of the Merger Agreement, the Company is not permitted to declare, set aside or pay any dividends on Company common stock. The parties currently anticipate, subject to receipt of regulatory approvals and satisfaction of customary closing conditions, that the proposed acquisition of the Company by Appleseed’s will be completed in the Spring of 2007. Upon completion of the proposed acquisition, all shares of the Company’s common stock will no longer be listed on the AMEX.
STOCK PERFORMANCE GRAPH
The following line graph compares the yearly percentage change in the cumulative total stockholder return on the Common Stock with the cumulative total return of the AMEX Market Value Index and the S&P 1500 Retailing Index. The graph below assumes $100 invested, after the close of the American Stock Exchange on Friday December 31, 2001, in each of the Common Stock, AMEX Market Value Index and S&P 1500 Retailing Index and further assumes that all quarterly dividends were reinvested at the average of the closing prices at the beginning and end of each such quarter.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Blair Corporation Common Stock, AMEX Market Value Index
and S & P 1500 Retailing Index **

	1/1/2002	2002	2003	2004	2005	2006
Blair Corporation	100	106	114	170	190	166
AMEX Market Value Index	100	97	138	169	208	243
S&P1500 Retailing Index	100	77	111	135	137	151

*	Total return assumes reinvestment of dividends.

**	Fiscal year ending December 31.
Refer to Item 12, under the caption “Equity Compensation Plan Information” on page 25, for additional information on the Company’s equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31	2006	2005	2004	2003	2002

Net sales	$426,425,708	$456,625,397	$496,120,207	$581,939,971	$568,545,582
Net income	216,210	31,545,937	14,868,647	14,526,182	19,135,556
Total assets	161,245,392	193,094,287	351,238,844	345,975,803	344,097,432
Long-term debt	-0-	-0-	-0-	-0-	-0-
Per share:
Basic earnings	0.06	4.79	1.83	1.82	2.39
Diluted earnings	0.06	4.71	1.80	1.81	2.38
Cash dividends declared	1.20	.75	.60	.60	.60
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Comparison of 2006 and 2005
Overview
During 2006, the Company continued its efforts to address declining sales and the impact of challenging times in the retail catalog market. These efforts primarily include:
•	Ongoing investments in information systems as they support the order fulfillment, merchandise procurement, customer services and the outsourced credit origination functions.
•
Completion of an extensive consumer and brand strategy study for the Company’s Home product line. The study identified long-term opportunities to enhance profitability and improve shareholder value by focusing new business initiatives on specific customer profiles that are currently underserved.

•
Continued partnering with Alliance Data to enhance the private label credit program. The Company believes this will provide tools for recognizing and rewarding the Company’s best customers, while increasing sales and customer loyalty.

•
Changes to the Company’s organizational structure and leadership team. Going forward, the Company’s business operations will consist of three principal groups: Merchandising and Design, Merchandise Procurement and Marketing Services. This new organizational structure is intended to provide a consistent focus on the Company’s core business and reduce general and administrative costs.

There can be no assurance that the implementation of new initiatives such as these will improve sales and productivity.
Net sales for 2006 decreased by 6.6% to $426.4 million from $456.6 million in 2005. The Company reported net income for the year ended December 31, 2006, of $216,210, or $0.06 per basic and diluted share, compared to $31.5 million, or $4.79 per basic share and $4.71 per diluted share, for 2005. The per share results for the years ended December 31, 2006 and 2005, reflect the reduction of weighted-average shares outstanding resulting from the Company’s tender offer for the repurchase of 4.4 million outstanding shares on August 16, 2005.
The decrease in net sales for the year ended December 31, 2006 is a result of several factors. Changes to the Company’s credit program resulted in a loss of 17% of previous year credit buyers, who historically were more than twice as productive as cash or third party credit buyers. This resulted in lower sales and unproductive circulation with reduced advertising efficiency. In 2005, the Company sold its credit portfolio to a third party provider. Net income and earnings per share results for the year ended December 31, 2006 reflect the impact of the transition from the Company managing its proprietary credit program to having a third party administer Blair Credit. The Company continues to work closely with its credit partner to develop and define marketing initiatives that will provide additional customer benefits and improve Blair Credit usage when buying its products. Throughout the year, the Company continued to see improved acceptance for Blair Credit. The Company anticipates a return over time of Blair Credit activity to a level approaching that of the proprietary credit program. In addition, selling prices eroded during the year negatively impacting net sales. Management believes that competitive price point repositioning and increased offerings of lower priced tops and bottoms did not generate sufficient lift in units and orders to offset the drop in selling prices and average order value. These offerings lacked the offsetting balance of more fashionable categories such as suits, dresses and separates, which usually carry higher price points and margins. The Company has recognized this and is in the process of adjusting the imbalance.
Excluding the net results generated by the November 2005 sale of the credit portfolio, net income for the year ended December 31, 2005 would have been $7.5 million, or $1.14 per basic and $1.12 per diluted share, compared to the reported net income of $31.5 million or $4.79 per basic share and $4.71 per diluted share.

Also adversely affecting results for 2006, were the inflationary impact of the January 2006 postage rate increase, increased catalog circulation, increased catalog page counts and higher customer acquisition costs. These variables reduced advertising efficiency, measured as a percent of net sales, from 26.1% to 29.6%. This decline in efficiency equates to an adverse impact on pre-tax earnings of $14.9 million.
While the Company continued to realize favorable improvements in the product procurement area, these benefits were offset by increases in outbound freight charges. Cost of goods sold as a percentage of net sales for 2006 was 44.8%, a slight increase from 44.7% for 2005. The improvements in product procurement are the results of increased direct sourcing by the Company, continued partnering with all vendors and lower inventory liquidation costs. The January 2006 postage rate increase and the loss of a key freight consolidator, who filed for bankruptcy, were the primary factors contributing to the increase in outbound freight charges.
Serving to reduce the prior year negative impact on earnings associated with the sale of the credit portfolio and advertising inefficiency was a pre-tax $18.7 million reduction in general and administrative expenses. Of the $18.7 million reduction, $6.3 million pertains to the elimination of prior year costs associated with the Company’s proprietary credit portfolio. In addition, $2.4 million relates to the elimination of prior year costs associated with the August 2005 tender offer. The remaining $10 million primarily consists of the lack of current year charges for several compensation plans that are based on reported results of $6.5 million, reductions in healthcare and workers compensation claims experience of $1.9 million, and lower wages and related benefits associated with reductions in workforce that took place in 2006.
Results of Operation
Net income for 2006 decreased 99.3% to $216,210 or $0.06 per basic and diluted earnings per share, compared to $31.5 million, or $4.79 basic earnings per share and $4.71 diluted earnings per share, in 2005. The significant decrease in earnings is primarily related to the lack of the one-time pre-tax gain on the sale of the Company’s proprietary credit program of $27.7 million recorded in 2005 and advertising inefficiency.
Net sales for 2006 decreased $30.2 million to $426.4 million or 6.6% less than net sales for 2005. The decrease in net sales for 2006 is primarily attributable to reductions in average selling prices as the Company experienced higher unit sales, but at lower price points and margins. Management continues to monitor its merchandise and pricing strategy to maximize results. In addition, 2005 net sales included $1.9 million from the Crossing Pointe catalog and the Allegheny Trail business which were discontinued in 2005.
The following table illustrates net sales and the percent of net sales that each product line represents.

	12/31/06		12/31/05		12/31/04
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Product Line	(in millions)	Net Sales	(in millions)	Net Sales	(in millions)	Net Sales

Womenswear	$283.2	66.4%	$293.8	64.4%	$310.6	62.6%
Menswear	88.0	20.6%	90.3	19.8%	96.1	19.4%
Home	52.3	12.3%	67.7	14.8%	64.9	13.1%
Crossing Pointe	0.0	0.0%	0.3	0.1%	20.0	4.0%
Stores	2.9	0.7%	2.9	0.6%	3.1	0.6%
Allegheny Trail	0.0	0.0%	1.6	0.3%	1.4	0.3%

Total	$426.4	100.0%	$456.6	100.0%	$496.1	100.0%

Gross sales revenue generated per advertising dollar decreased approximately 11% for 2006 compared to 2005. The primary reasons for the reduction in advertising efficiency include the January 2006 postage rate increase, increased catalog page count and circulation, reduced Blair credit buyer productivity and reduced response to the Company’s traditional letter-mailings channel of its direct marketing programs. Although the total number of orders shipped increased approximately 2%, the average order size decreased approximately 5% for 2006 as compared to 2005. In addition to the change in sales mix, the Company has reduced average selling prices in key product areas as part of a price point repositioning strategy.
The provision for returned merchandise of $61.3 million as a percentage of gross sales increased 65 basis points or $3.3 million in 2006 as compared to 2005. As the Company included more commodities (i.e., Tops and Bottoms) in its 2006 product offerings in support of its lower pricing strategy, the product mix in catalogs included more of these items with higher return rates.

Other revenue decreased approximately $29.2 million or 81% to $6.8 million in 2006 as compared to 2005. The decrease was directly related to the elimination of finance charge revenues associated with the Company’s proprietary credit program. Subsequent to the sale of the Company’s proprietary credit program on November 4, 2005, and prior to the third quarter of 2006, the Company no longer realized finance charge revenues on time payment accounts. As a result of Amendment Number 2 to the ADS Credit Program Agreement, the Company receives 50% percent of finance charges and late payment fees assessed on outstanding balances related to Full Recourse Account sales. This amount was $184,000 for the year ended December 31, 2006
Cost of goods sold decreased $13.3 million or 6.5% to $190.8 million in 2006 compared to 2005. As a percentage of net sales, cost of goods sold was 44.8% in 2006 compared to 44.7% in 2005.
The Company’s gross profit, net sales less cost of goods sold, may not be comparable to that of other direct marketers, as some direct marketers include all costs related to their distribution network in cost of goods sold and others, such as Blair Corporation, may exclude a portion of these costs from cost of goods sold, including them in a line item such as general and administrative expenses.
Two opposing factors contributed to cost of goods sold as percentage of net sales being flat in 2006 compared to 2005. First, increased direct sourcing significantly lowered merchandise acquisition costs. The Company plans to continue to expand internal product development and direct sourcing as part of its strategic initiatives to further reduce cost of goods and increase profitability. The Company’s direct sourcing offices, its only foreign operations, directly sourced more than 40% of the Company’s merchandise from foreign suppliers in 2006 as compared to 32% in 2005. The existence of these offices serves to lower the Company’s cost of acquiring merchandise. Other factors that contributed to improvement in the percentage include internal efforts to lower overall shipping costs and initiatives to lower overall inventory liquidation costs. Second, the January 2006 postage increase and the loss of a freight consolidator, who filed bankruptcy, served to offset the improvement in the cost of merchandise.
Advertising expense in 2006 increased $6.8 million or 5.7% to $126.1 million. The January 2006 postage rate increase, increased catalog circulation, increased catalog page counts and higher customer acquisition costs contributed to the increase from the prior year.
The total number of catalog mailings released in 2006 was 1.8 million or 1% greater than those released in 2005. The increase in catalog circulation reflects the Company’s transition from traditional letter style mailings to catalogs and increased customer acquisition efforts through an increase in prospect circulation. The total number of prospect catalog mailings increased 306,000 or 1% for year ended December 31, 2006 as compared to the year ended December 31, 2005.
The total number of letter mailings and related item-focused catalogs released in 2006 decreased by 5.9 million or 16.8% from those released in 2005. In the third quarter of 2006, the Company replaced traditional letter mailings with a newly designed, item-focused catalog featuring a collection of best selling products. The new catalog’s first mailing occurred in July 2006. The total circulation for this new catalog released in 2006 was 14.5 million. This circulation combined with the circulation of traditional letter-style mailings in 2006 decreased 5.9 million or 16.8% compared to the circulation of the traditional letter-style mailing in 2005. The reduction in circulation was in recognition of this new advertising vehicle and the Company’s continued migration to conventional catalogs. As Management evaluated the performance of this new catalog format, it concluded that the incremental sales generated from the catalog were not sufficient to warrant continued circulation of this vehicle. As a result, this catalog format will not be used in 2007. All prepaid catalog production costs for this format that were incurred in 2006 for 2007 circulation of approximately $890,000 were written off and charged to advertising expense in 2006.
Total circulation of the co-op and media advertising programs increased by 49.7 million pieces or 4.6% in 2006 as compared to 2005 as part of the Company’s expanded customer acquisition efforts in 2006.
The Company maintains one e-commerce site, www.blair.com. For the year ended December 31, 2006, the Company generated $93.7 million in e-commerce net sales as compared to $86.1 million for the year ended December 31, 2005, an 8.8% increase. The year-over-year increase reflects continued customer interest in migrating to the Company’s website and the impact of internal initiatives designed to encourage customers to purchase online. Improved site search and enhanced navigation capabilities were also implemented during 2006.
General and administrative expense decreased by $18.7 million or 13.8% in 2006 as compared to 2005. As a percent of net sales, general and administrative expenses were 27.4% for 2006 compared to 29.7% for 2005. Of the $18.7 million reduction, $6.3 million pertains to the elimination of prior year costs associated with the Company’s proprietary credit portfolio. In addition, $2.4 million relates to the elimination of prior year costs associated with the August 2005 tender offer. The remaining $10 million primarily consists of $6.5 million attributable to the lack of current year charges for several compensation plans that are based on reported results, reductions in healthcare and workers compensation claims experience of $1.9 million, and lower wages and related benefits associated with reductions in workforce that took place in 2006.

The reduction in healthcare claims is the result of a reduction in large claims incurred from December 31, 2005 to December 31, 2006. The reduction in workers compensation claims experience is the result of a favorable adjustment for prior year claims outstanding from December 31, 2005 to December 31, 2006. Serving to offset the significant reduction in general and administrative expenses were severance costs of $4.6 million, an increase of $2.0 million over 2005 severance costs, for former employees who have separated from the Company. The severance costs relate to the Company’s ongoing evaluation of its business practices in light of changes in the marketplace and its business model.
After excluding the unusual expenses associated with severance and the prior year costs associated with the August 2005 tender offer, general and administrative expenses as a percent of net sales were 26.4% for the year ended December 31, 2006 compared to 28.7% for the year ended December 31, 2005. This improvement in efficiency equates to a favorable impact on pre-tax earnings of $9.8 million. Reduced variable employee costs associated with the sale of the Company’s proprietary credit portfolio in November 2005 and lower sales volume served to lower general and administrative expense by approximately $4.5 million. However, reduced variable employee costs associated with these factors were more than offset by increases in customer service calls and talk time per call primarily associated with helping customers make the transition to the third party credit provider. In addition, the Company has experienced an increase in telephone orders as a percent of total orders placed. Although they are more cost effective than telephone orders, mail orders have become a smaller portion of total order mix (phone, mail and web) due to the declining sales volume associated with the Company’s traditional letter-style mailings. Orders in response to the traditional letter-style mailings were primarily placed via the mail order channel. The remaining improvement in efficiency is primarily related to lower earnings related benefits, improved healthcare and workers compensation experience, and lower wages and benefits associated with reductions in workforce that took place in 2006.
The provision for doubtful accounts decreased $11 million from $11.7 million to $687,000 or 94.1% in 2006 compared to 2005. The 2005 amount represents ten months of operation as the Company’s proprietary credit portfolio was sold to World Financial Capital Bank, an industrial bank subsidiary of Alliance Data Systems Corporation on November 4, 2005. Subsequent to the sale of the Company’s credit portfolio in November 2005, and prior to the third quarter of 2006, the Company did not recognize provisions for doubtful accounts. In the third quarter of 2006, the Company and Alliance Data Systems (ADS) executed Amendment Number 2 to the ADS Credit Program Agreement whereby credit is granted to customers with credit scores below the originally established FICO level. Customers granted credit in this newly established FICO scoring range are deemed “Full Recourse Accounts”. In accordance with the ADS agreement, the Company assumes the credit risk associated with the Full Recourse Sales. Gross sales and finance charge revenues associated with this program were $3.2 million for the year ended December 31, 2006. The provision for doubtful accounts recognized on these sales during 2006 was $544,000. The credit risk associated with these accounts is greater due to their lower FICO scores. Management believes the combination of the profitability on the merchandise sales to these customers and the performance history of accounts in these FICO scoring ranges when the Company serviced its own proprietary credit program makes the offer of credit to this group beneficial. The recourse program is an annual program that either party may discontinue with 60 days notice.
Net interest (income) expense, improved by $1.9 million in 2006 compared to 2005 and resulted in net interest income of ($1.3) million. The Company had no borrowings outstanding in 2006 which resulted in no interest expense other than interest related to capital leases. Interest income was comparable to the prior year.
Net other expense increased approximately $431,000 to $478,000 in 2006 as compared to 2005. The primary reason for the increase was a $441,000 impairment charge taken in 2006 on the Company’s warehouse outlet building located in Starbrick, Pennsylvania. The Company intends to sell the building and believes that the sale will be completed in 2007. The outlet building is a sheet metal warehouse design. A $150,000 impairment charge was taken on this property in 2005 as a result of an independent appraisal. The additional $441,000 impairment charge was taken in 2006 to reduce the value of this asset to its estimated fair value less costs to sell.
Income tax (benefit) provision as a percentage of income before income taxes were (148.1%) in 2006 and 35.8% in 2005. The effective tax rate in 2006 has been impacted by the benefit of tax-exempt interest ($176,000 or 39.0%), the state tax benefit net of federal benefit ($157,000 or 34.4%), the benefit from the change in federal rate on deferred taxes from 35% to 34% ($49,000 or 10.7%) and the benefit of 2005 foreign tax credits recorded in 2006 ($116,000 or 25.7%). The statutory federal income tax rate was 35% in 2006 and 2005.
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
In November 2005, the Company announced the completion of the sale of its credit portfolio to World Financial Capital Bank, an industrial bank subsidiary of Alliance Data Systems Corporation. The agreement between the two companies was announced on April 27, 2005, with the closing of the transaction occurring on November 4, 2005. Gross sale proceeds were $166.2 million, of which the Company used $143 million to repay debt primarily incurred in association with its August 2005 tender offer of 4.4 million shares. The net result of this transaction was a one-time gain of $27.7 million.
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
Net sales for 2005 decreased $39.5 million to $456.6 million or 8.0% less than net sales for 2004. In addition to the internal and external factors discussed in the overview, in May 2004, the Company announced that it would be discontinuing its Crossing Pointe catalog title at the end of 2004 and would be more fully focusing new business development efforts on the core Blair brand and its proven appeal to significant market segments. The elimination of the Crossing Pointe catalog title accounted for approximately $20 million of the net sales reduction. Further, on January 25, 2005, the Company decided to phase out its Allegheny Trail wholesale business. This process was substantially completed by April 30, 2005. The elimination of the Allegheny Trail wholesale business accounted for approximately $837,000 of the net sales reduction.
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
The net of interest expense and (income) increased by $691,223 in 2005 compared to 2004 and resulted in net interest expense of $568,466. Interest expense primarily reflects the impact of $85 million of borrowings under the receivables securitization and $58 million of borrowings under the revolving credit facility incurred to finance the tender offer. Furthermore, interest rates were higher in 2005 than in 2004. Interest income increased due to higher average cash balances and increased interest rates. At December 31, 2005, inventories were 1.1% lower. Further, gross customer accounts receivable have been eliminated as a result of the sale of the Company’s proprietary credit program in November 2005. Average borrowings were up considerably in 2005 compared to 2004 as a result of the borrowings associated with the tender offer. The interest rate increases are due to the facilities’ varying interest rates that fluctuated based on certain LIBOR indices, which tend to follow the recent increases in Federal Reserve rates.
Other expense, net, decreased $174,866 or 78.9% to $46,833 in 2005 as compared to 2004. In 2004, the Company charged off approximately $300,000 of construction in progress related to its decision to phase out the Allegheny Trail business by April 30, 2005.
The gain on sale of the receivables portfolio was generated as a result of the Company’s decision to sell its proprietary credit portfolio at a premium to World Financial Capital Bank, an industrial bank subsidiary of Alliance Data Systems Corporation. The agreement between the two companies was announced on April 27, 2005, with the closing of the transaction occurring on November 4, 2005. Gross sale proceeds were $166.2 million, of which the Company used $143 million to repay debt primarily incurred in association with its August 2005 tender offer of 4.4 million shares. The favorable components of the gain include the premium received for the portfolio and the reversal of the allowance for doubtful accounts on the receivables sold. The gain was reduced by professional fees incurred to close the transaction and severance costs due to those employees who were terminated as part of the transaction.
Income taxes as a percentage of income before income taxes were 35.8% in 2005 and 36.4% in 2004. The statutory federal income tax rate of 35% was impacted in 2005 by a change in estimated foreign tax credits and a lower effective state income tax rate.
Liquidity and Sources of Capital
Effective September 30, 2006 the Company entered into a Second Amendment to its $75 million credit facility. The Second Amendment modified certain provisions in the credit facility which included the fixed charge coverage ratio and borrowing base limitations on the usage of the facility.
The Company has access to a $75 million credit facility, subject to an asset based borrowing formula, pursuant to the terms of an amended and restated credit agreement dated as of July 15, 2005 by, between and amongst the Company, and PNC Capital Markets, Inc. as lead arranger and PNC Bank, N.A. and three other lending institutions.

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
The collateral for the revolving credit facility consists of certain of the Company’s and its subsidiaries’ assets, including, but not limited to, inventory, equipment, furniture, general intangibles, intellectual property, fixtures, certain real property and improvements, the common stock of the Company’s domestic subsidiaries, as well as certain pledges on and against the assets of the Company’s direct and indirect foreign subsidiaries. At the Company’s option, any loan under the revolving credit facility shall bear interest at the Euro-Rate (calculated with reference to a LIBOR-based formula in accordance with the amended and restated credit agreement) or a Base Rate (as that term is defined in the amended and restated credit agreement), plus a margin, such margin to be calculated in accordance with a performance based pricing grid. The Company is also required to pay a commitment fee and reasonable out-of-pocket expenses pursuant to the amended and restated credit agreement.
At December 31, 2006, the Company had no borrowings outstanding under its $75 million credit facility. The Company had letters of credit totaling $2.7 million outstanding, which reduces the amount of borrowings available under the credit facility. Outstanding letters of credit totaled $19.6 million at December 31, 2005. Letters of credit are comprised mainly of two categories. One such category is comprised of commercial letters of credit used for the purpose of purchasing goods from non-U.S. suppliers. The other category is comprised of performance guarantees for insurance bonding purposes. All letters of credit have a term of one year or less.
As of December 31, 2006, the Company was in compliance with all debt covenants associated with the Second Amendment to its credit facility.
Interest paid during 2006, 2005 and 2004 was approximately $0, $1,903,000 and $339,000, respectively.
The Company had no borrowings outstanding during 2006. The higher level of interest in 2005 is primarily due to outstanding borrowings during the third and fourth quarters as the Company partially funded its August 2005 stock tender offer with debt. The debt was repaid with the proceeds from the sale of the Company’s credit portfolio in November 2005.
The following table and narrative highlight significant changes in cash and cash equivalents for the years ended December 31, 2006 and 2005.

	Twelve Months Ended
	December 31
			Increase/
	2006	2005	(decrease)

Net cash (used in) provided by operating activities	$(202,887)	$48,824,657	$(49,027,544)
Net cash (used in) provided by investing activities	(7,220,240)	158,836,384	(166,056,624)
Net cash (used in) financing activities	8,678,136	(205,192,252)	196,514,116
Effect of exchange rate changes on cash	70,563	70,345	140,908

Net (decrease) increase in cash and cash equivalents	$(16,171,826)	$2,539,134	$(18,710,960)

Net cash used in operating activities was $202,887 for the year ended December 31, 2006, a $49 million decrease over the same period in fiscal 2005. This decrease is primarily attributable to reduced earnings of $31.3 million and net unfavorable changes in several components of working capital. The primary factors are unfavorable changes to accounts payable of $15.6 million and accrued expenses of $16.9 million offset by favorable changes in inventories of $14.2 million.
Net cash used in investing activities decreased by $166.1 million. In 2005, the proceeds from the sale of the Company’s proprietary credit portfolio created the one-time favorable impact to cash.
The Company has added new facilities, modernized its existing facilities and acquired new cost-saving equipment during the last several years. Capital expenditures for property, plant and equipment totaled $8.5 million in 2006, compared to $8.0 million in 2005. Most of the $8.5 million of capital expenditures in 2006 were attributable to improving the Company’s information services capabilities as they support the order fulfillment, merchandise procurement, customer services and the outsourced credit origination functions.

Capital expenditures are projected to be approximately $4 million in 2007. Approximately $3.7 million of the $4 million is attributable to improving our information services capabilities as they support the order taking and order fulfillment functions.
The $196.5 million increase in net cash used in financing activities for the twelve months ended December 31, 2006 over the comparable period in 2005 is primarily attributable to the cost and related expenses of $189 million for the purchase of 4.4 million outstanding shares of the Company’s common stock in connection with a tender offer that was completed on August 16, 2005. The balance of the change pertains to the repayment of the $15 million borrowing under a Receivable Purchase Agreement. This agreement was terminated in November 2005.
Cash funding requirements in 2005 were primarily for capital expenditures, purchases of common stock for treasury and shareholder dividend payments.
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
The Company operates as one business segment consisting of the Womenswear, Menswear, Home and Stores product lines. An operating segment is identified as a component of an enterprise for which separate financial information is available for evaluation by the chief decision-maker in deciding on how to allocate resources and assess performance.
Merchandise inventory turnover was 2.2 times at December 31, 2006, 2.4 at December 31, 2005, and 2.6 at December 31, 2004. Merchandise inventory as of December 31, 2006, decreased 13.9% from December 31, 2005, and decreased 9.3% from December 31, 2004. Merchandise inventory levels were generally lower from December 31, 2005 through December 31, 2006, due to strategic efforts to maintain optimum inventory levels that achieved desired customer service levels and reduced inventory liquidation costs.
The merchandise inventory levels are net of the Company’s reserve for inventory obsolescence. The reserve totaled $1 million at December 31, 2006, $1.5 million at December 31, 2005 and $3.6 million at December 31, 2004. Inventory write-offs and write-downs (reductions to below cost) charged against the reserve for obsolescence were $771,000 in 2006, $2.6 million in 2005 and $6.3 million in 2004. In 2006, the Company continued its focus on reducing inventory liquidation costs. The combination of enhanced Internet clearance activity and improved merchandise purchasing strategies resulted in less liquidation inventory on hand and greater recovery rates above cost for the inventory that required liquidation. In addition, the Company’s decisions to discontinue its Crossing Pointe catalog title in late 2004 and to phase out the Allegheny Trail wholesale business by April 30, 2005, resulted in writedowns of approximately $1.9 million. These writedowns were primarily provided for in the December 31, 2004, inventory obsolescence reserve. Due to the nonrecurring nature of the Crossing Pointe and Allegheny Trail write-downs and improved recovery rates above cost on liquidated merchandise, the obsolescence reserve at December 31, 2006, is appropriately lower than the reserve at December 31, 2005 and December 31, 2004. Management believes that the amount of the reserve for obsolescence is appropriate. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold, based on the levels of merchandise inventory and merchandise purchases.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.

Contractual Obligations
The Company has contractual obligations consisting of capital leases for digital camera equipment, operating leases for buildings, data processing, office and telephone equipment, revolving credit facility and receivables purchase agreement.
Payments Due By Period

Contractual Obligations	Total	2007	2008 - 2010	2010 - 2012	Thereafter

Capital Lease Obligations	$15,694	$11,351	$4,343	$—	$—
Operating Leases	7,237,897	2,582,903	4,213,891	441,103	—
Unconditional Purchase Obligations — Outstanding Letters of Credit	2,724,594	2,724,594	—	—	—
Revolving Credit Facility	—	—	—	—	—

Total	$9,978,185	$5,318,848	$4,218,234	$441,103	$—

The Company has commercial commitments consisting of a revolving credit facility of $75 million.
Amount of Commitment
Expiration Per Period

Other Commercial	Total Amounts	Less than	1 - 3	4 - 5	After 5
Commitments	Committed	1 year	years	years	years

Revolving Credit Facility — effective 7/15/05	$75,000,000	$—	$75,000,000	$—	$—

Total	$75,000,000	$—	$75,000,000	$—	$—

If an event of default should occur, payments and/or maturity of the lines of credit could be accelerated. The Company is not in default and does not expect to be in default of any of the provisions of the credit facility. (See “Liquidity and Sources of Capital” for details of the Company’s credit facility).
Critical Accounting Policies
Preparation of the Company’s financial statements requires the application of a number of accounting policies, which are described in “Note 1. Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” The critical accounting policies, which if interpreted differently under different conditions or circumstances could result in material changes to the reported results; deal with properly valuing accounts receivable and inventory. Properly valuing accounts receivable and inventory requires establishing proper reserve and allowance levels, specifically the allowances for doubtful accounts, gift cards and returns, and the reserve for inventory obsolescence. The Company’s senior financial management and the Company’s auditors (Ernst & Young) review the critical accounting policies and estimates with the Audit Committee of the Board of Directors.
The Company’s revenue recognition policy is as follows: Sales (cash, Blair Credit, or third-party credit card) are recorded when the merchandise is shipped to the customer, in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and Staff Accounting Bulletin No. 104, Revenue Recognition, as issued by the Securities & Exchange Commission. Prior to the sale of the Company’s credit portfolio in November 2005, Blair credit sales were made under Easy Payment Plan sales arrangements. Monthly, a provision for potentially doubtful accounts was historically charged against income based on management’s estimate of realization. Any recoveries of bad debts previously written-off were credited back against the allowance for doubtful accounts in the period received. As reported in the balance sheet, the carrying amount, net of allowances for doubtful accounts and returns, for customer accounts receivable on Blair credit sales approximates fair value. Subsequent to the sale of the Company’s credit portfolio in November 2005, and prior to the third quarter of 2006, the Company did not recognize provisions for doubtful accounts.

The allowance for doubtful accounts on full recourse accounts are discussed in “Results of Operations.” A change in the bad debt rate would cause changes in the provision for doubtful accounts. Based on the Company’s 2006 level of full recourse credit sales and finance charges, net income would change by approximately $21,000, or $0.01 per share, from a one percentage point change in the bad debt rate.
The liability for gift cards is recorded as a current liability. A monthly provision for anticipated gift cards redeemed is recorded as a percentage of anticipated redemptions, based upon historical experience. The provision is charged against gross sales to arrive at net sales, and actual redemptions are charged against the allowance for gift cards. Gift cards are provided to customers for use on future orders as a result of satisfying a minimum order value. A change in the gift card redemption rate would cause changes in the provision for gift cards and the allowance for gift cards. Based on the Company’s 2006 level of gift cards issued and redeemed, net income would change by approximately $15,000 or less than $0.01 per share, from a one percentage point change in the redemption rate.
The allowance for returns is recorded as a current liability. A monthly provision for anticipated returns is recorded as a percentage of gross sales, based upon historical experience. The provision is charged against gross sales to arrive at net sales, and actual returns are charged against the allowance for returns. Returns are generally more predictable as they settle within two-to-three months but are impacted by season, new products and/or product lines, type of sale (cash, credit card, Blair Credit) and sales mix (prospect/customer). A change in the returns rate would cause changes in the provision for returns and the allowance for returns. Based on the Company’s 2006 level of sales, net income would change by approximately $1.4 million, or $0.37 per share, from a one percentage point change in return rate.
The reserve for inventory obsolescence and related items, inventory levels and write-downs, are discussed in “Liquidity and Sources of Capital” and “Future Considerations.” The Company feels that the reserve for inventory obsolescence is sufficient to cover the write-offs that will occur in future years on merchandise in inventory as of December 31, 2006. A change in the obsolescence rate would cause changes in cost of goods sold and the reserve for inventory obsolescence. Based on the Company’s 2006 level of merchandise subject to obsolescence, net income would change by approximately $1.4 million, or $0.37 per share, from a one percentage point change in the obsolescence rate.
The Company’s advertising expense policy is as follows: Advertising and shipping supply inventories include printed advertising material and related mailing supplies for promotional mailings, which are generally scheduled to occur within two months. These direct-response advertising costs are then expensed over the period of expected future benefit, generally nine weeks.
At December 31, 2006, the Company had total net current deferred tax assets of $1,643,000. These assets relate principally to asset valuation reserves including returns and inventory obsolescence. Based on recent historical earnings performance and current projections, management believes that a valuation allowance is not required against these deferred tax assets, except for the valuation allowances against state net operating losses. The state net operating loss valuation allowance was provided due to its uncertainty of realization based upon the state’s net operating loss carryforward rules.
Impact of Inflation and Changing Prices
Although inflation has moderated in our economy, the Company is continually seeking ways to cope with its impact. To the extent permitted by competition, increased costs are passed on to customers by selectively increasing selling prices over a period of time. Historically, profit margins have been pressured by postal and paper rate increases. Paper rates decreased approximately 4% in 2006, increased 2% in 2005 and increased 5% in 2004. Postal rates increased on January 9, 2006. The Company spent approximately $80 million for postage and delivery services in 2006.
The Company principally uses the LIFO method of accounting for its merchandise inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces distortion in reported income due to increasing costs. However, the Company has been experiencing declining merchandise costs and the LIFO reserve has fallen to $605,000 at December 31, 2006, from $1.2 million at December 31, 2005. The LIFO reserve was $3.8 million at December 31, 2004.
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

Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. While the company is still evaluating the impact of adoption of FIN 48 on its consolidated financial statements, it believes that adoption of FIN 48 will increase the liabilities accrued for uncertainty in income taxes at December 31, 2006 by $0 to $1.3 million with a corresponding decrease in retained earnings at January 1, 2007.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, established a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of SFAS No. 157 will have on the Company’s financial position and results of operations.
Future Considerations
The Company is faced with the ever-present challenge of maintaining and expanding its customer file. This involves the acquisition of new customers (prospects), the conversion of new customers to established customers (active repeat buyers) and the retention and/or reactivation of established customers.
These actions are vital in growing the business but are being negatively impacted by increased operating costs, increased competition in the retail sector, high levels of consumer debt, varying consumer response rates and an uncertain economy. The preceding factors can also negatively impact the Company’s ability to properly value inventories and receivables by making it more difficult to establish proper reserve and allowance levels, specifically, the allowances for returns and the reserve for inventory obsolescence.
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
Requirements adopted by the Securities and Exchange Commission in response to the passage of the Sarbanes-Oxley Act of 2002 require an ongoing review and evaluation of our internal control systems and attestation of these systems by our independent auditors. We review our internal control procedures and consider further documentation of such procedures that may be necessary in the future on an ongoing basis. While we currently believe we have identified and committed the appropriate resources to meet all of the requirements, there is always a risk inherent in any control system that not all errors or misstatements will be detected. Any improvements in our internal control systems or in documentation of such control systems could be costly to prepare or implement, could divert attention of management of our finance staff, and may cause our operating expenses to increase over the ensuing year.
On January 23, 2007, Blair Corporation, a Delaware corporation (the “Company”), BLR Acquisition Corp., a Delaware corporation (“Merger Sub”), and Appleseed’s Topco, Inc., a Delaware corporation and portfolio company of Golden Gate Capital (“Appleseed’s”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Appleseed’s will acquire all of the outstanding shares of Company common stock for $42.50 per share in cash, without interest (“Merger Consideration”), or approximately $173.6 million in the aggregate. In addition, each outstanding unvested restricted share of the Company will be converted into the right to receive cash in an amount equal to the Merger Consideration, and the holders of all outstanding options to acquire shares of Company common stock will receive an amount in cash equal to the excess, if any, of the Merger Consideration over the per share exercise price of the option.

Under the terms of the Merger Agreement, the Company is to be acquired by Appleseed’s through a merger of Merger Sub and the Company, with the Company as the surviving corporation (the “Merger”).
The parties currently anticipate consummating the Merger in the Spring of 2007. Upon the closing of the Merger, shares of the Company’s common stock would no longer be listed on the AMEX. The consummation of the Merger is subject to the approval of the Company’s stockholders, and satisfaction of other customary closing conditions. Pursuant to the terms of the Merger Agreement, the Company was permitted to solicit additional proposals to acquire the Company for a period of 30 days following the date of the Merger Agreement. The Board of Directors of the Company, with assistance of its independent advisors, solicited proposals during this period but did not receive any proposals.
On January 24, 2007, Mr. Richard P. Pogozelski, a purported stockholder of the Company, filed a complaint styled Pogozelski v. Blair Corporation, (Civil Action No. 2695-N) in the Court of Chancery of the State of Delaware in New Castle County against the Company, certain members of our board of directors and Appleseed’s. The complaint alleged, among other things, that the Company’s directors have not acted reasonably and breached their fiduciary duties by failing to maximize stockholder value with regard to the proposed acquisition by Appleseed’s. Among other things, the complaint sought class action status, a court order enjoining the Company and our directors from proceeding with or consummating the proposed acquisition of the Company by Appleseed’s, compensatory damages, costs and expenses and the payment of attorneys’ and experts’ fees. The Company believes that the complaint is without merit and intends to defend this lawsuit vigorously. On March 1, 2007, we and the other defendants filed a motion to dismiss the class action complaint for failure to state a claim upon which relief can be granted. As of the date of this 10-K, the court has not ruled on this motion.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The interest rates on the Company’s securitized and revolving credit facilities are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of the Company’s borrowings also approximate fair value.
The Company is subject to market interest rate risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company utilizes variable-rate debt to manage its exposure to changes in interest rates. The Company does not expect changes in interest rates to have a material adverse effect on its income or cash flow in 2007. A change of one percentage point in the interest rate would cause a change in interest expense, based on the Company’s levels of debt for the years 2006 and 2005, of approximately
$-0- and $268,301, respectively.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 15 of this Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, including this form 10-K for the period ended December 31, 2006, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
For Management’s report on internal controls, see page F-1 of the Company’s finacial statements contained at Item 15. For the Independent Registered Public Accounting Firm’s attestation report on management’s assessment on internal controls over financial reporting, see page F-3 of the Company’s financial statements contained at Item 15.
Changes in Internal Control over Financial Reporting
There were no significant changes in the Company’s internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company’s internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding directors and executive officers of the Company appearing under the caption “Election of Directors” in the 2007 Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year is hereby incorporated by reference.
Certain information regarding section 16 of the Exchange Act reporting by directors, officers and beneficial owners of more than ten percent (10%) of the Company’s common stock appearing under caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement is hereby incorporated by reference.
Code of Ethics
On February 26, 2004, the Company adopted a Code of Ethics for its Principal Executive Officer and Senior Financial Officer (the “Code of Ethics”). A copy of the Code of Ethics is filed as Exhibit 14 to the 2003 Annual Report of Form 10-K. The Code of Ethics is also available free of charge by writing to the Secretary of Blair Corporation, 220 Hickory Street, Warren, Pennsylvania, 16366.
ITEM 11. EXECUTIVE COMPENSATION
Information appearing under the caption “Executive Compensation” in the 2007 Proxy Statement is hereby incorporated by reference, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information setting forth the security ownership of certain beneficial owners and management appearing under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the 2007 Proxy Statement is hereby incorporated by reference, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.
Equity Compensation Plan Information
The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2006.
Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of Securities	Weighted Average	Number of Securities Remaining
	to be Issued Upon	Exercise Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a)
Equity Compensation Plans Approved by Stockholders	203,694	$27.69	469,728
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	203,694	$27.69	469,728

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Not applicable.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Principal Accountant Fees and Services” in the 2007 Proxy Statement is hereby incorporated by reference, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES.
(1)	Financial Statements. The Company’s consolidated financial statements are included at pages F-1 to F-26.
(2)
Financial Statement Schedules. SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS is being filed as part of this report on Form 10-K pursuant to Item 15(c), and should be read in conjunction with the consolidated financial statements of the Company described in Item 15(a)(1) above, which such Schedule II follows at page F-27.

All other schedules set forth in the applicable accounting regulations of the Securities and Exchange Commission either are not required under the related instructions or are not applicable and, therefore, have been omitted.
(3)	List of Exhibits.
The exhibits filed as a part of this Form 10-K are as follows (filed herewith unless otherwise noted):

2	Agreement and Plan of Merger among Blair Corporation, BLR Acquisition Corp. And Appleseed’s Topco, Inc., dated as of January 23, 2007 (1)

3.1	Restated Certificate of Incorporation of the Company (2)

3.2	Amended and Restated Bylaws of Blair Corporation (3)

4	Specimen Common Stock Certificate (4)

10.1	Stock Accumulation and Deferred Compensation Plan for Directors (5)

10.2	Blair Corporation 2000 Omnibus Stock Plan (6)

10.3	Blair Credit Agreement (7)

10.4	Amendment No. 2 to Credit Agreement (8)

10.5	Amendment No. 3 to Credit Agreement (9)

10.6	Amendment No. 4 to Credit Agreement (10)

10.7	Amendment No. 5 to Credit Agreement (11)

10.8	Change in Control Severance Agreement — Vice Presidents (12)

10.9	Change in Control Severance Agreement — CEO and Senior Vice Presidents (13)

10.10	Purchase, Sale and Capital Servicing Transfer Agreement (14)

10.11	Private Label Credit Program Agreement (15)

10.12	First Amendment to the Private Label Program Agreement (16)

10.13	Second Amendment to the Private Label Program Agreement (17)

10.14	Amendment Agreement, dated as of July 15, 2005, which amends the Receivables Purchase Agreement (18)

10.15	Amended and Restated Credit Agreement, dated as of July 15, 2005 (19)

10.16	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 23, 2006 (20)

10.17	Agreement among Blair Corporation and Loeb, dated as of May 24, 2005 (21)

10.18	Agreement among Blair Corporation and Mr. Phillip Goldstein and Mr. Andrew Dakos, dated as of May 24, 2005 (22)

10.19	Agreement among Blair Corporation and Santa Monica and Mr. Lawrence Goldstein, dated as of May 25, 2005 (23)

10.20	Offer letter between Blair Corporation and Adelmo S. Lopez (24)

10.21	Offer letter between Blair Corporation and Larry J. Pitorak (25)

11	Statement regarding computation of per share earnings (26)

14	Code of Ethics (27)

21	Subsidiaries of Blair Corporation

23	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification pursuant to Section 302

31.2	CFO Certification pursuant to Section 302

32.1	CEO Certification pursuant to Section 906

32.2	CFO Certification pursuant to Section 906

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on January 23, 2007 (SEC File No. 1-878).

(2)	Incorporated herein by reference to Exhibit A to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 1995 (SEC File No. 1-878).

(3)	Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 19, 2000 (SEC File No. 333-41772).

(4)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 19, 2000 (SEC File No. 333-41770).

(5)	Incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed with the SEC on March 20, 1998 (SEC File No. 1-878).

(6)	Incorporated herein by reference to Appendix A to the Company’s Proxy Statement filed with the SEC on March 14, 2003 (SEC File No. 1-878).

(7)	Incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on January 9, 2002 (SEC File No. 1-878).

(8)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 8, 2003 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(9)	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 9, 2004 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(10)	Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of the Company filed with the SEC on March 1, 2005 (SEC File No. 1-878). Certain schedules to the Agreement have been omitted.

(11)	Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 6, 2005 (SEC File No. 1-878). Certain schedules to the Agreement have been omitted.

(12)	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 9, 2004 (SEC File No. 1-878).

(13)	Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 9, 2004 (SEC File No. 1-878).

(14)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 27, 2005 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(15)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on April 27, 2005 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(16)	Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 9, 2006 (SEC File No. 1-878).

(17)	Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 9, 2006 (SEC File No. 1-878).

(18)	Incorporated herein by reference to Exhibit (b) (i) to the Company’s Schedule TO filed with the SEC on July 20, 2005 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(19)	Incorporated herein by reference to Exhibit (b) (ii) to the Company’s Schedule TO filed with the SEC on July 20, 2005 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 24, 2006 (SEC File No. 1-878).

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 27, 2005 (SEC File No. 1-878).

(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 27, 2005 (SEC File No. 1-878).

(23)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on May 27, 2005 (SEC File No. 1-878).

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 25, 2007 (SEC File No. 1-878).

(25)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 25, 2007 (SEC File No. 1-878).

(26)	Incorporated by reference to Note 5 of the financial statements included herein.

(27)	Incorporated by reference to Exhibit 14 to the 2003 Annual Report on Form 10-K of the Company filed with the SEC on March 15, 2004 (SEC File No. 1-878).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLAIR CORPORATION (Registrant)
Date: March 16, 2007	By:	/s/ ADELMO S. LOPEZ
ADELMO S. LOPEZ
President and Chief Executive Officer

	By:	/s/ LARRY J. PITORAK
LARRY J. PITORAK
Senior Vice President, Chief Financial Officer and Chief Administrative Officer

	By:	/s/ MICHAEL R. DELPRINCE
MICHAEL R. DELPRINCE
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 16, 2007	By:	/s/ CRAIG N. JOHNSON
CRAIG N. JOHNSON
Chairman of the Board of Directors

Date: March 16, 2007	By:	/s/ JOHN E. ZAWACKI
JOHN E. ZAWACKI
Vice Chairman of the Board

Date: March 16, 2007	By:	/s/ HARRIET EDELMAN
HARRIET EDELMAN
Director

Date: March 16, 2007	By:	/s/ JOHN O. HANNA
JOHN O. HANNA
Director

Date: March 16, 2007	By:	/s/ MICHAEL A. SCHULER
MICHAEL A. SCHULER
Director

Date: March 16, 2007	By:	/s/ RONALD L. RAMSEYER
RONALD L. RAMSEYER
Director

Date: March 16, 2007	By:	/s/ CYNTHIA A. FIELDS
CYNTHIA A. FIELDS
Director

Date: March 16, 2007	By:	/s/ JEREL G. HOLLENS
JEREL G. HOLLENS
Director

Date: March 16, 2007	By:	/s/ SHELLEY J. SEIFERT
SHELLEY J. SEIFERT
Director

Date: March 16, 2007	By:	/s/ MURRAY K. MCCOMAS
MURRAY K. MCCOMAS
Director

Management’s Annual Report on Internal Control Over Financial Reporting
The management of Blair Corporation and Subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management utilizes the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.
As of December 31, 2006, based on management’s evaluation of the effectiveness of the Company’s internal control over financial reporting, the Company has concluded that its internal control over financial reporting is effective for the purpose of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Blair Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Blair Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blair Corporation and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Blair Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
March 15, 2007

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of Blair Corporation and Subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Blair Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Blair Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Blair Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Blair Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Blair Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
March 15, 2007

Blair Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$36,927,303	$53,099,129
Receivables, less allowances for doubtful accounts of $592,645 in 2006 and $158,471 in 2005	2,995,973	2,987,832
Inventories:
Merchandise	61,317,388	71,217,282
Advertising and shipping supplies	6,947,037	12,146,732

	68,264,425	83,364,014
Deferred income taxes	1,643,000	731,000
Prepaid expenses	2,575,795	2,781,777
Assets held for sale	700,000	1,236,071

Total current assets	113,106,496	144,199,823

Property, plant, and equipment:
Land	548,817	998,817
Buildings and leasehold improvements	64,090,428	64,374,228
Equipment	75,408,270	75,001,965
Construction in progress	7,163,389	3,961,206

	147,210,904	144,336,216
Less allowances for depreciation	100,409,796	96,889,333

	46,801,108	47,446,883

Trademarks	271,434	343,678
Other long-term assets	1,066,354	1,103,903

Total assets	$161,245,392	$193,094,287

See accompanying notes.

	December 31
	2006	2005

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$17,826,858	$29,137,285
Advance payments from customers	1,113,744	1,873,803
Reserve for sales returns and allowances	5,974,000	4,602,000
Accrued expenses	11,083,565	20,994,747
Accrued federal and state taxes	3,674,168	6,782,444
Current portion of capital lease obligations	10,453	19,198

Total current liabilities	39,682,788	63,409,477

Capital lease obligations, less current portion	4,242	14,695

Deferred income taxes	1,676,000	2,582,000

Other long-term liability	—	679,720

Stockholders’ equity:
Common stock without par value:
Authorized 12,000,000 shares issued 10,075,440 shares (including shares held in treasury) — stated value	419,810	419,810
Additional paid-in capital	14,354,608	13,553,937
Retained earnings	329,745,101	334,023,925
Accumulated other comprehensive (loss) income	(121,711)	(48,579)

	344,397,808	347,949,093
Less 6,228,623 shares in 2006 and 6,124,818 shares in 2005 of common stock in treasury — at cost	224,061,659	221,381,619
Less receivable and deferred compensation from stock plans	453,787	159,079

	119,882,362	126,408,395

Total liabilities and stockholders’ equity	$161,245,392	$193,094,287

See accompanying notes.

Blair Corporation and Subsidiaries
Consolidated Statements of Income

	Years ended December 31
	2006	2005	2004

Net sales	$426,425,708	$456,625,397	$496,120,207
Other revenue	6,849,913	36,072,657	44,714,912

	433,275,621	492,698,054	540,835,119

Cost and expenses:
Cost of goods sold	190,831,333	204,121,644	234,972,079
Advertising	126,119,487	119,321,916	128,324,650
General and administrative	116,901,838	135,588,219	131,408,753
Provision for doubtful accounts	687,399	11,669,552	22,664,048
Gain on sale of receivables	—	(27,747,513)	—
Interest (income) expense, net	(1,292,447)	568,466	(122,757)
Other expense, net	477,801	46,833	221,699

	433,725,411	443,569,117	517,468,472

(Loss) income before income taxes	(449,790)	49,128,937	23,366,647

Income tax (benefit) provision	(666,000)	17,583,000	8,498,000

Net income	$216,210	$31,545,937	$14,868,647

Basic earnings per share based on weighted average shares outstanding	$0.06	$4.79	$1.83

Diluted earnings per share based on weighted average shares outstanding and assumed conversions	$0.06	$4.71	$1.80

See accompanying notes.

Blair Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Years ended December 31
	2006	2005	2004

Common Stock	$419,810	$419,810	$419,810

Additional Paid-in Capital:
Balance at beginning of year	13,553,937	13,238,311	14,134,983
Reclassification upon adoption of SFAS 123(R)	555,575	—	—
Issuance of 7,225 shares in 2006, 5,550 shares in 2005 and 4,050 shares in 2004 of common stock to non-employee directors	2,858	5,044	(24,358)
Issuance of 32,900 shares in 2006, 22,373 shares in 2005 and 3,000 shares in 2004 of common stock under Omnibus Stock Plan — Executive Officer Stock Awards	(32,529)	(38,074)	(18,509)
Forfeitures of 3,450 shares in 2006, 9,400 shares in 2005 and 19,700 shares in 2004 of common stock under Omnibus Stock and Employee Stock Purchase Plans	524	(4,645)	(107,644)
Exercise of 17,020 shares in 2006, 103,201 shares in 2005 and 128,547 shares in 2004 of common stock under Omnibus Stock Plan — Non-Qualified Stock Options	(279,123)	(306,699)	(1,157,161)
Tax benefit on exercise of Non-Qualified Stock Options and executive officer awards	27,110	660,000	411,000
Stock Compensation Expense	163,058	—	—
Amortization of restricted stock awards, net of forfeitures	199,465	—	—
Amortization of Executive Officer Stock Awards, net of vesting and forfeitures	163,733	—	—

Balance at end of year	14,354,608	13,553,937	13,238,311

Retained Earnings:
Balance at beginning of year	334,023,925	306,544,284	296,397,999
Net income	216,210	31,545,937	14,868,647
Cash dividends per share — $1.20 in 2006, $.75 in 2005, and $.60 in 2004	(4,495,034)	(4,066,296)	(4,722,362)

Balance at end of year	329,745,101	334,023,925	306,544,284

Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	(48,579)	(118,634)	(20,016)
Foreign currency translation	(73,132)	70,055	(98,618)

Balance at end of year	(121,711)	(48,579)	(118,634)

Treasury Stock:
Balance at beginning of year	(221,381,619)	(35,955,582)	(39,514,841)
Purchase of 157,500 in 2006, 4,400,000 in 2005, and 0 shares in 2004 of common stock for treasury	(4,629,875)	(188,976,494)	—
Issuance of 7,225 shares in 2006, 5,550 shares in 2005, and 4,050 shares in 2004 of common stock to non-employee directors	300,078	158,868	126,509
Issuance of 32,900 shares in 2006, 22,373 shares in 2005, and 3,000 shares in 2004 of common stock under Omnibus Stock Plan —Executive Officer Stock Awards	1,063,519	656,398	85,875
Forfeitures of 3,450 shares in 2006, 9,400 shares in 2005, and 19,700 shares in 2004 of common stock under Omnibus Stock and Employee Stock Purchase Plans	(80,294)	(222,196)	(332,770)
Exercise of 17,020 shares in 2006, 103,201 shares in 2005, and 128,547 shares in 2004 of common stock under Omnibus Stock Plan — Non-Qualified Stock Options	666,532	2,957,387	3,679,645

Balance at end of year	(224,061,659)	(221,381,619)	(35,955,582)
See accompanying notes.

Blair Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Years ended December 31
	2006	2005	2004

Receivable and Deferred Compensation from Stock Plans:
Balance at beginning of year	(159,079)	(1,560,915)	(2,616,826)
Reclassification upon adoption of SFAS 123(R)	(555,575)	—	—
Forfeitures of common stock under Omnibus Stock Plan — Restricted Stock Awards	14,260	50,120	100,263
Applications of dividends and cash repayments	246,607	469,292	302,219
Amortization of restricted stock awards, net of forfeitures	—	197,360	245,575
Amortization of Executive Officer Stock Awards, net of vesting and forfeitures	—	685,064	407,854

Balance at end of year	(453,787)	(159,079)	(1,560,915)

Total stockholders’ equity	$119,882,362	$126,408,395	$282,567,274

Comprehensive Income:
Net income	$216,210	$31,545,937	$14,868,647
Adjustment from foreign currency translation	(73,132)	70,055	(98,618)

Comprehensive income	$143,078	$31,615,992	$14,770,029

See accompanying notes.

Blair Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31
	2006	2005	2004

Operating activities:
Net income	$216,210	$31,545,937	$14,868,647
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	7,421,326	7,937,228	8,825,999
Amortization	337,956	2,006,565	329,497
Impairment of assets held for sale	441,155	150,000	—
Loss (gain) on disposal of assets	541,105	(27,780,579)	320,905
Provision for doubtful accounts	687,399	11,669,552	22,664,048
Provision for deferred income taxes	(1,818,000)	9,840,000	1,673,000
Tax benefit on exercise of non-qualified stock options	—	660,000	411,000
Compensation expense (net of forfeitures) for stock awards	1,989,826	1,667,750	664,798
Changes in operating assets and liabilities (using) providing cash:
Receivables	(694,330)	144,923	(14,149,914)
Inventories	15,099,589	930,419	1,306,405
Prepaid expenses and other assets	(20,463)	(698,886)	(9,234)
Loan origination fees	—	(2,438,947)	(172,972)
Trade accounts payable	(11,310,322)	4,306,057	(10,297,653)
Advance payments from customers	(760,059)	19,717	(431,969)
Accrued returns	1,372,000	(496,000)	(2,025,151)
Accrued expenses	(10,595,916)	6,267,856	(2,326,843)
Federal and state taxes	(3,110,363)	3,093,065	(307,895)

Net cash (used in) provided by operating activities	(202,887)	48,824,657	21,342,668

Investing activities:
Purchases of property, plant, and equipment	(8,527,645)	(8,025,850)	(4,623,552)
Proceeds from sale of assets	1,307,405	166,862,234	—

Net cash (used in) provided by investing activities	(7,220,240)	158,836,384	(4,623,552)

Financing activities:
Net proceeds/(repayments) from bank borrowings	—	(15,000,000)	—
Principal repayments on capital lease obligations	(19,198)	(89,631)	(356,891)
Dividends paid	(4,495,034)	(4,066,296)	(4,722,362)
Purchase of common stock for treasury	(4,629,875)	(188,976,494)	—
Exercise of non-qualified stock options	387,409	2,650,689	2,522,484
Repayments of notes receivable from stock plans	51,452	289,480	120,215
Tax benefit on exercise of non-qualified stock options	27,110	—	—

Net cash used in financing activities	(8,678,136)	(205,192,252)	(2,436,554)

Effect of exchange rate changes on cash	(70,563)	70,345	(102,616)

Net (decrease) increase in cash	(16,171,826)	2,539,134	14,179,946

Cash and cash equivalents at beginning of year	53,099,129	50,559,995	36,380,049

Cash and cash equivalents at end of year	$36,927,303	$53,099,129	$50,559,995

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
Revenue Recognition
Sales (cash, Blair credit, or third-party credit card) are recorded when the merchandise is shipped to the customer, in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and Staff Accounting Bulletin No. 104, Revenue Recognition, as issued by the Securities & Exchange Commission. Prior to the sale of the Company’s credit portfolio in November 2005, Blair credit sales were made under Easy Payment Plan sales arrangements. Monthly, a provision for potentially doubtful accounts was historically charged against income based on management’s estimate of realization. Any recoveries of bad debts previously written-off were credited back against the allowance for doubtful accounts in the period received. As reported in the balance sheet, the carrying amount, net of allowances for doubtful accounts and returns, for customer accounts receivable on Blair credit sales approximates fair value. Subsequent to the sale of the Company’s credit portfolio in November 2005, and prior to the third quarter of 2006, the Company did not recognize provisions for doubtful accounts.

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Revenue Recognition — Continued
In the third quarter of 2006, the Company and Alliance Data Systems (ADS) executed Amendment Number 2 to the ADS Credit Program Agreement whereby credit is granted to customers with credit scores below the originally established FICO level. Customers granted credit in this new FICO scoring range are deemed “Full Recourse Accounts” and the Company assumes the bad debt risk. The recourse program is an annual program that either party may discontinue with 60 days notice.
Shipping and processing revenue is included in net sales.
Finance charges on time payment accounts were historically recognized as other revenue on an accrual basis of accounting. The decrease in finance charges compared to the prior year is the result the sale of the Company’s credit portfolio in November 2005. Subsequent to the sale, and prior to the third quarter of 2006, the Company did not recognize finance charges on time payment accounts. As a result of Amendment Number 2 to the ADS Credit Program Agreement, the Company receives 50% percent of finance charges and late payment fees assessed on Full Recourse Accounts.
Accounts receivable from employees were $428,000 and $610,000 at December 31, 2006 and 2005.
Costs and Expenses
The Company includes the following costs in the line items listed below in its Consolidated Statements of Income:
Cost of Goods Sold
Cost of goods sold consists of merchandise costs and inbound freight costs. In addition, cost of goods sold includes writedowns, shipping cartons, shipping supplies, merchandise samples and outbound shipping costs.
General and Administrative Expenses
Occupancy and warehousing costs consist of compensation, employee benefit expenses and related building costs. Examples of building costs include depreciation, repairs and maintenance, utilities, rent, real estate taxes and maintenance contracts. Occupancy and warehousing costs incurred in support of the Company’s order fulfillment process were $35,456,946, $38,499,317 and $37,345,543 for the years ended December 31, 2006, 2005 and 2004 respectively. The Company does not separately track purchasing and related costs which are also included in general and administrative expenses. In addition, the general and administrative costs incurred to support the Company’s product development; circulation planning and customer file maintenance efforts are also included in general and administrative expenses.
Interest (Income) Expense, Net
Interest (income) expense, net, consists of the following:

	Years ended December 31
	2006	2005	2004

Interest expense	$2,979	$1,909,979	$370,474
Interest income	(1,295,426)	(1,341,513)	(493,231)

Interest (income) expense, net	$(1,292,447)	$568,466	$(122,757)

Subsequent to the sale of the Company’s proprietary credit portfolio in 2005, the Company utilized a portion of the proceeds from the sale to pay off its outstanding debt incurred in connection with the August 2005 tender offer to purchase 4,400,000 shares, or approximately 53% of its outstanding common stock, at $42 per share. Interest expense decreased as a result of no borrowings outstanding during 2006. Interest income results from the Company’s investment of surplus cash into money market securities.

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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
Returns
A provision for anticipated returns is recorded monthly as a percentage of gross sales based upon historical experience. This provision is charged directly against gross sales to arrive at net sales as reported in the Consolidated Statements of Income. Actual returns are charged against the allowance for returns, which is recorded as a current liability in the balance sheet. The provision for returns charged against income in 2006, 2005 and 2004 amounted to $61,311,241, $61,402,712 and $71,666,391, respectively. Management believes these provisions are adequate based upon the relevant information presently available. However, changes in facts or circumstances could result in additional adjustment to the Company’s provisions.
Doubtful Accounts
Prior to the sale of the Company’s credit portfolio in November 2005, a provision for doubtful accounts was recorded monthly as a percentage of gross credit sales based upon experience of delinquencies (accounts over 30 days past due) and charge-offs (accounts removed from accounts receivable for non-payment) and current credit market conditions. Subsequent to the sale of the Company’s credit portfolio, and prior to the third quarter of 2006, the Company did not recognize provisions for doubtful accounts.
In the third quarter of 2006, the Company and Alliance Data Systems (ADS) executed Amendment Number 2 to the ADS Credit Program Agreement whereby credit is granted to customers with credit scores below the originally established FICO level. Customers granted credit in this new FICO scoring range are deemed “Full Recourse Accounts” and the Company assumes the bad debt risk. Accordingly, a monthly provision for doubtful Full Recourse Accounts is recorded as a percentage of gross Full Recourse sales and finance charges based upon experience of delinquencies (accounts over 30 days past due) and charge-offs (accounts removed from accounts receivable for non-payment) and current credit market conditions. Management believes these provisions are adequate based upon the relevant information presently available. However, changes in facts or circumstances could result in additional adjustment to the Company’s provisions.
Inventories
Inventories are valued at the lower of cost or market. Cost of merchandise inventories is determined principally on the last-in, first-out (LIFO) method. If the FIFO method had been used, merchandise inventories would have increased by approximately $605,000 and $1,160,000 at December 31, 2006 and 2005, respectively. Cost of advertising and shipping supplies is determined on the first-in, first-out (FIFO) method. Advertising and shipping supplies include printed advertising material and related mailing supplies for promotional mailings, which are generally scheduled to occur within two months. Direct response publications and related materials inventory were $5,349,000 and $9,782,000 at December 31, 2006 and 2005. These direct response advertising costs are then expensed over the period of expected future benefit, based on buying patterns, generally nine weeks or less and amounted to $64,735,000, $63,211,000 and $69,975,000 for the years ended December 31, 2006, 2005 and 2004. The Company has a reserve for slow moving and obsolete inventory amounting to $1,000,000 and $1,500,000 at December 31, 2006 and 2005, respectively. A monthly provision for obsolete inventory is added to the reserve and expensed to cost of goods sold, based on the levels of merchandise inventory and merchandise purchases. The obsolescence reserve at December 31, 2006 is lower than the reserve at December 31, 2005 due to the combination of enhanced internet clearance activity and improved merchandise purchasing strategies resulting in less liquidation inventory on hand and greater recovery rates above of cost for that inventory which did require liquidation.

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Property, Plant and Equipment
Property, plant and equipment are stated on the basis of cost. Depreciation has been provided principally by the straight-line method using rates, which are estimated to be sufficient to depreciate the cost of the assets over their period of usefulness. Amortization of assets recorded under capital lease obligations is included with depreciation expense. Estimated useful lives of buildings and leasehold improvements range from 15 to 39 years. Estimated useful lives of equipment range from 3 to 7 years. Maintenance and repairs are charged to expense as incurred. Computer software development costs are accounted for under AICPA Statement of Position 98-1. Unamortized computer software costs were $12,037,649 and $9,124,808 at December 31, 2006 and December 31, 2005, respectively. The total amount charged to expense for amortization of capitalized computer software costs for the years ended December 31, 2006, 2005 and 2004 amounted to $2,290,170, $2,322,416 and $2,521,670, respectively.
Trademark
Trademark, net of accumulated amortization of $812,215 at December 31, 2006 and $739,971 at December 31, 2005, is stated on the basis of cost. The Company has one trademark which is being amortized by the straight-line method for a period of 15 years. Amortization expense amounted to $72,244 in 2006, 2005 and 2004, respectively.
Asset Impairment
The Company analyzes its long-lived and intangible assets for events and circumstances that might indicate that the assets may be impaired and determines if the estimated net undiscounted cash flows expected to be generated by those assets are less than their carrying amounts. Currently, the Company is not using the Blair Warehouse Outlet building in Starbrick, Pennsylvania. The Company intends to sell the building and believes that the sale will be completed in 2007. The outlet building is a sheet metal warehouse design and the Company has considered the possible impairment of the facility. A $150,000 impairment charge was taken on this property in 2005 as a result of an independent appraisal. An additional $441,000 impairment charge was taken in 2006 to reduce the value of this asset to its estimated fair value less costs to sell.
Employee Benefits
The Company’s employee benefits include a profit sharing and retirement feature available to all eligible employees. Contributions are dependent on net income of the Company and recognized on an accrual basis of accounting. The contributions to the plan charged against income in 2006, 2005 and 2004 amounted to $-0-, $2,363,969, and $1,525,408, respectively.
As part of the same benefit plan, the Company has a contributory savings feature whereby all eligible employees may contribute up to 25% of their annual base salaries. The Company’s matching contribution to the plan is based upon a percentage formula as set forth in the plan agreement. The Company’s matching contributions to the plan charged against income in 2006, 2005 and 2004 amounted to $1,752,780, $2,001,224 and $1,826,706, respectively.
Annually, the Compensation Committee of the Board of Directors approves an incentive award schedule. Payout of the award is based on the Company achieving a threshold income before income taxes level. The financial performance for 2006 did not meet the threshold income before income taxes level. In 2005, in accordance with the provisions of the incentive award plan, the Board of Directors used its discretion to adjust income before income taxes for unusual and/or non-recurring items under a Plan amendment made in 2005. In 2005, income and expenses associated with the sale of the Company’s credit portfolio and the tender offer were not included in calculating the Company’s income before taxes. Incentive awards charged against income in 2006, 2005 and 2004 amounted to $-0-, $3.8 million and $2.4 million, respectively.

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Employee Benefits — Continued
In 2006, 2005 and 2004, under the provisions of certain stock awards granted to executive officers and other associates, shares vest at the rate of 20% per year over the five-year vesting period. The Company records equity and expense during the vesting periods of the awards based on the number of eligible shares and the market value of the shares on the grant date. Upon vesting, shares are issued out of treasury stock. The Company recorded expense of $1,194,723, $1,313,632 and $489,232 in 2006, 2005 and 2004, respectively. When the awards vest, the Company also pays a cash bonus to the recipient to assist in the income tax obligation related to the awards. Total compensation expense recognized in income was $1,608,820, $2,434,392 and $977,967 in 2006, 2005 and 2004, respectively. The decrease in compensation expense was due to the lack of immediate vesting of stock awards for certain executive officers who separated from the Company in 2005. Accordingly, no corresponding expense was realized in 2006.
In 2006, under the provisions of certain stock awards granted to non-executive officers, shares vest at the rate of 100% at the end of the two-year vesting period. The Company records equity and expense during the vesting periods of the awards based on the number of eligible shares and the market value of the shares on the grant date. Upon vesting, shares are issued out of treasury stock. The Company recorded expense of $-0- in 2006. These awards were granted on December 22, 2006. Using a mid-month convention for amortization of these awards, no expense was recorded in 2006.
As part of the Company’s long term incentive program, executive officers are awarded performance share opportunities based on the achievement of incentive goals over a three year period. Each year a new three year plan and targeted performance levels are adopted. The Compensation Committee will determine whether the officers receive shares, cash or a combination thereof based on the initial award value. The award is a fixed dollar value award based on the annual award date. The actual performance shares to be issued will be based on the market price of the stock at the date of issuance (at the end of the three year plan). Total compensation (income) expense recognized was ($679,720), $823,397 and $-0- in 2006, 2005 and 2004, respectively. After considering finacial results for the respective three year periods, the plans were not on pace to achieve the threshold payout based on income before income taxes. Therefore, the liability for this award was reduced to zero at December 31, 2006.
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
New Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. While the company is still evaluating the impact of adoption of FIN 48 on its consolidated financial statements, it believes that adoption of FIN 48 will increase the liabilities accrued for uncertainty in income taxes at December 31, 2006 by $0 to $1.3 million with a corresponding decrease in retained earnings at January 1, 2007.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, established a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of SFAS No. 157 will have on the Company’s financial position and results of operations.

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
Prior to January 1, 2006, the Company accounted for its share-based payments to employees using Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options, as permitted by SFAS No. 123. As a result of adopting SFAS 123(R) for the year ended December 31, 2006, the Company recognized an additional $218,000 of compensation expense than had we continued to account for share-based compensation under SFAS 123. The impact on earnings was $140,000, net of taxes, or $.04 per basic and diluted share. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Non-qualified Employee Stock Option.” SFAS No. 123(R) requires the benefits of tax deductions in excess of the recognized compensation cost for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This excess amount was $27,110, $660,000 and $411,000 for the years ended December 31, 2006, 2005 and 2004, respectively. In accordance with the accounting treatment of SFAS No. 123(R), the 2006 amount is shown as “Tax benefit on exercise of non-qualified stock options” in the consolidated statement of cash flows as a financing activity. The 2005 amount is included in the operating section of the consolidated statement of cash flows as “Tax benefit on exercise of non-qualified stock options.”
Stock activity in 2006 generally includes transactions pertaining to stock awarded to non-employee directors as well as stock awarded and forfeited via the Company’s Omnibus Stock and Employee Stock Purchase Plans. Activity is accounted for by comparing the market value of the awards, as required by the Plans, to the cost of the treasury shares used for these transactions. The difference is recorded to additional paid-in capital. The stock awarded to non-employee directors is expensed immediately as there are no vesting requirements. The remaining stock awards have two different vesting periods. One version of the award vests at the rate of 20% per year over a five year vesting period. The other version vests at the rate of 100% at the end of a two year vesting period. The Company records the expense during the vesting periods of the awards based on the number of eligible shares and the market value of the shares on the grant date. Stock compensation expense is included in general and administrative expense. The following table presents the pro forma net earnings and net earnings per share for the years ended December 31, 2005 and 2004, as if the Company had applied the provisions of SFAS No. 123(R) during that period:

	Pro Forma
	2005	2004

Net income as reported	$31,545,937	$14,868,647

Add: Total stock-based employee compensation expense recorded for all awards, net of related tax effects	1,057,325	532,104

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,488,999)	(1,243,583)

Pro forma net income	$31,114,263	$14,157,168

Earnings per share:
Basic — as reported	$4.79	$1.83

Basic — pro forma	$4.73	$1.75

Diluted — as reported	$4.71	$1.80

Diluted — pro forma	$4.65	$1.74

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Stock Compensation — Continued
The Company has not issued any options since 2003.
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.
Contingencies
On January 24, 2007, Mr. Richard P. Pogozelski, a purported stockholder of the Company, filed a complaint styled Pogozelski v. Blair Corporation, (Civil Action No. 2695-N) in the Court of Chancery of the State of Delaware in New Castle County against the Company, certain members of our board of directors and Appleseed’s. The complaint alleged, among other things, that the Company’s directors have not acted reasonably and breached their fiduciary duties by failing to maximize stockholder value with regard to the proposed acquisition by Appleseed’s. Among other things, the complaint sought class action status, a court order enjoining the Company and our directors from proceeding with or consummating the proposed acquisition of the Company by Appleseed’s, compensatory damages, costs and expenses and the payment of attorneys’ and experts’ fees. The Company believes that the complaint is without merit and intends to defend this lawsuit vigorously. On March 1, 2007, we and the other defendants filed a motion to dismiss the class action complaint for failure to state a claim upon which relief can be granted. As of the date of these financial statements, the court has not ruled on this motion.
The Company is not involved in any other pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.
2. Financing Arrangements
Effective September 30, 2006 the Company entered into a Second Amendment to its $75 million credit facility. The Second Amendment modified certain provisions in the credit facility which included the fixed charge coverage ratio and borrowing base limitations on the usage of the facility.
The Company has access to a $75 million credit facility pursuant to the terms of an amended and restated credit agreement dated as of July 15, 2005 by, between and amongst the Company, and PNC Capital Markets, Inc. as lead arranger and PNC Bank, N.A. and three other lending institutions. The amended and restated credit agreement provides a senior secured first lien revolving credit facility not to exceed $75 million, subject to an asset based borrowing formula, which matures in July 2010. Upon the occurrence of an Event of Default (as such term is defined in the amended and restated credit agreement), PNC and/or the other lending institutions may declare a default of the credit agreement and accelerate the loan pursuant to the terms of the credit agreement.
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
At December 31, 2006, the Company had no borrowings outstanding under its $75 million credit facility. The Company had letters of credit totaling $2.7 million outstanding, which reduces the amount of borrowings available under the credit facility. Outstanding letters of credit totaled $19.6 million at December 31, 2005. Letters of credit are comprised mainly of two categories. One such category is comprised of commercial letters of credit used for the purpose of purchasing goods from non-U.S. suppliers. The other category is comprised of performance guarantees for insurance bonding purposes. All letters of credit have a term of one year or less.

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
2. Financing Arrangements — Continued
As of December 31, 2006, the Company was in compliance with all debt covenants associated with the Second Amendment to its credit facility.
Interest paid during 2006, 2005 and 2004 was approximately $0, $1,903,000 and $339,000, respectively. The Company had no borrowings outstanding during 2006. The higher level of interest in 2005 is primarily due to outstanding borrowings during the third and fourth quarters as the Company partially funded its August 2005 stock tender offer with debt. The debt was repaid with the proceeds from the sale of the Company’s credit portfolio in November 2005.
3. Accrued Expenses
Accrued expenses consist of:

	December 31
	2006	2005

Employee compensation	$7,262,300	$14,382,520
Contribution to profit sharing and retirement plan	—	2,362,411
Health insurance	682,683	1,095,091
Voluntary Separation Program	—	127,537
Taxes, other than taxes on income	741,353	687,233
Other accrued items	2,397,229	2,339,955

	$11,083,565	$20,994,747

The decrease in accrued employee compensation is primarily the result of reductions in accruals for vacation, incentive and severance. In December 2006, the Company changed its vacation policy whereby associates are no longer permitted to carryover unused vacation from year to year. This change resulted in a one time payout of $2.4 million. The prior year accrued employee compensation included an incentive accrual of $3.9 million. Earnings in 2006 did not reach the threshold payout level for an incentive to be paid; therefore the current year accrued employee compensation has a zero liability for this component.
4. Leases
Capital Leases
The Company leases certain data processing equipment under agreements that expire in various years through 2008. The following is a schedule by year of future minimum capital lease payments required under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2006:

2007	$11,351
2008	4,343

15,694
Less amount representing interest	(999)

Present value of minimum lease payments	14,695
Less current portion	10,453

Long-term portion of capital lease obligation	$4,242

The Company entered into capital lease obligations amounting to $0 and $27,843 in 2006 and 2005, respectively. Capital leases are amortized over the life of the underlying leases, generally 3 to 5 years, and the related expense is included with depreciation expense. Amortization expense was $11,413, $57,263 and $278,906 for the years ended December 31, 2006, 2005 and 2004.

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Operating Leases
The Company leases certain data processing, office and telephone equipment under agreements that expire in various years through 2010. The Company has also entered into several lease agreements for buildings, expiring in various years through 2012. Rent expense for the Company for 2006, 2005 and 2004 was $3,521,906, $3,522,071 and $3,474,281, respectively. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2006:

2007	$2,582,903
2008	1,813,938
2009	1,333,433
2010	1,066,520
2011	388,831
Thereafter	52,272

$7,237,897

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
The following per share results reflect the reduction of weighted average shares outstanding for 2006 and 2005 resulting from the tender offer.
The following table sets forth the computations of basic and diluted earnings per share as required by Statement of Financial Accounting Standards No. 128:

	Years ended December 31
	2006	2005	2004

Numerator:
Net income	$216,210	$31,545,937	$14,868,647
Denominator:
Weighted average shares outstanding	3,902,522	6,632,162	8,172,711
Contingently issueable shares — Omnibus Stock Purchase Plan	(46,836)	(52,286)	(65,136)

Denominator for basic earnings per share	3,855,686	6,579,876	8,107,575
Effect of dilutive securities:
Employee stock options and stock grants	89,106	119,530	133,940

Denominator for diluted earnings per share	3,944,792	6,699,406	8,241,515

Basic earnings per share	$0.06	$4.79	$1.83

Diluted earnings per share	$0.06	$4.71	$1.80

Dividends
In 2006, the Company declared dividends of $1.20 per share or $4,690,188, of which $4,495,034 was paid directly to shareholders and charged to retained earnings. In 2005 the Company declared dividends of $.75 per share and in 2004 the Company declared dividends of $.60 per share or $4,246,109 and $4,904,606 respectively, of which $4,066,297 and $4,722,362 was paid directly to shareholders and charged to retained earnings. The remaining dividends declared, $195,154 in 2006, $179,812 in 2005 and $182,244 in 2004 were associated with the shares of stock held by the Company according to the provisions of the restricted stock awards. These remaining dividends were applied against the receivable from stock plans and were charged to compensation in the financial statements.

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Restricted Stock Awards
During 2000, the Company adopted, with stockholder approval, an Omnibus Stock Plan (Omnibus Plan) that provided for 750,000 shares of the Company’s treasury stock to be reserved for sale and issuance to employees at a price to be established by the Omnibus Stock Plan Committee. In April 2003, the Company reserved, with stockholder approval, 400,000 additional shares. At December 31, 2006, 2005 and 2004, 469,728, 530,278 and 562,914 shares were available to be issued under the Plan, respectively. The difference between the purchase price and the market price of the shares awarded is recorded as compensation expense over a vesting period of 7 years. Under the Omnibus Plan, no awards were granted in 2006, 2005 or 2004. Approximately one third of the award amount is set up as a receivable (which is netted against shareholders’ equity) and is paid off with the application of dividends on such stock or by cash payment from the employee after seven years from the date of the award. The related receivable was $453,787 and $714,654 as of December 31, 2006 and 2005. Amortization expense of prior awards was $160,770, $133,210 and $147,145 in 2006, 2005 and 2004, respectively. Total compensation expense including the application of dividends to receivable for restricted stock awards recognized for 2006, 2005 and 2004 was $317,230, $222,830 and $135,107, respectively. The total income tax benefit recognized in the income statement for restricted stock awards was $107,858, $79,773 and $49,179 for 2006, 2005 and 2004.
The following table represents a summary of the status of the Company’s restricted stock activity under the Omnibus Plan as of December 31, 2005, and changes during the twelve months ended December 31, 2006:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value

Nonvested shares at December 31, 2005	52,286	$16.51
Granted	—	—
Vested	(3,150)	16.76
Forfeited	(2,300)	16.82

Nonvested shares at December 31, 2006	46,836	$16.47
As of December 31, 2006, there was approximately $373,235 of unrecognized compensation cost related to nonvested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 2.88 years.
Five Year Vesting Stock Awards
In 2006, 2005 and 2004, under the provisions of certain awards granted to executive officers and other associates, shares vest at the rate of 20% per year over the five-year vesting period. The Company records equity and expense during the vesting periods of the awards based on the number of eligible shares and the market value of the shares on the grant date. Upon vesting, shares are issued out of treasury stock. The Company recorded expense of $1,194,723, $1,303,387 and $489,232 in 2006, 2005 and 2004, respectively. When the awards vest, the Company also pays a cash bonus to the recipient to assist in the income tax obligation related to the awards. Total compensation expense recognized in income was $1,608,820, $2,434,392 and $977,967 in 2006, 2005 and 2004, respectively. The decrease in compensation expense was due to the immediate vesting of stock awards for certain executive officers who separated from the Company in 2005. No corresponding expense was recorded in 2006. The total income tax benefit recognized in the income statement for five year vesting stock awards was $546,999, $871,269 and $362,961 for 2006, 2005 and 2004.
The following table represents a summary of the status of the Company’s five-year vesting stock award activity under the Omnibus Plan as of December 31, 2005, and changes during the twelve months ended December 31, 2006:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value

Nonvested shares at December 31, 2005	77,800	$33.29
Granted	53,400	32.84
Vested	(18,814)	32.17
Forfeited	(12,530)	37.52

Nonvested shares at December 31, 2006	99,856	$32.73

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Five Year Vesting Stock Awards — (Continued)
As of December 31, 2006, there was approximately $1,970,288 of unrecognized compensation cost related to nonvested five-year vesting stock awards granted under the plan. In addition, unrecognized compensation cost associated with the cash bonus to the recipient to assist in the income tax obligation related to the awards was $490,265 at December 31, 2006. The cost is expected to be recognized over a weighted average period of 4.0 years.
A summary of the five-year vesting award stock activity under the Omnibus Plan is as follows:

	Years ended December 31
	2006	2005	2004
Shares granted	18,400, 5,000 and 30,000	18,575, 5,000, 15,350, 5,000 and 7,821	27,275, 15,000 and 13,925

Market value per share at date of issue	$40.95, $24.64 and $29.24	$36.50, $30.35, $39.79, $39.79 and $39.79	$24.20, $26.74 and $36.50

Weighted average market value per share at date of issue	$32.84	$37.70	$27.93

Shares canceled and forfeited	12,530	4,660	1,525
Original price per share of cancelled shares	$30.35, $39.79, and $40.95	$21.44, $24.58, $24.20, and $36.50	$21.44, and $24.20
Weighted average price per share of cancelled shares	$37.52	$28.12	$23.29
Two Year Vesting Stock Awards
In 2006, under the provisions of certain stock awards granted to non-executive officers, a new type of cliff-vesting award was granted. The provisions of this award note that shares vest at the rate of 100% at the end of the two-year vesting period. The Company records equity and expense during the vesting periods of the awards based on the number of eligible shares and the market value of the shares on the grant date. Upon vesting, shares are issued out of treasury stock. These awards were granted on December 22, 2006. Using a mid-month convention for amortization of these awards, no expense or corresponding income tax benefit was recognized in the income statement for 2006.
The following table represents a summary of the status of the Company’s two-year vesting stock award activity under the Omnibus Plan as of December 31, 2005, and changes during the twelve months ended December 31, 2006:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value

Nonvested shares at December 31, 2005	—	$—
Granted	9,250	32.60
Vested	—	—
Forfeited	—	—

Nonvested shares at December 31, 2006	9,250	$32.60
As of December 31, 2006, there was approximately $301,550 of unrecognized compensation cost related to nonvested two-year vesting stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 2 years.

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Non-Qualified Stock Options
Under the Omnibus Plan, the Company also may provide non-qualified stock options. The price of option shares granted under the Omnibus Plan shall not be less than the fair market value of common stock on the date of grant, and the term of the stock option shall not exceed ten years from date of grant. Options vest over a three-year period. The Company has not issued options since 2003. All remaining unvested share options as of the beginning of the year became vested in 2006. The total fair value of shares vested during three years ended December 31, 2006, 2005 and 2004, was $10.63, $8.83, and $7.40, respectively.
A summary of the stock options activity in the Company’s Omnibus Plan is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value

Outstanding at January 1, 2004	356,993	$21.05
Granted in 2004	—	—
Exercised in 2004	(128,547)	19.62
Forfeited in 2004	(7,637)	22.19

Outstanding at December 31, 2004	220,809	21.85	$3,049,372
Granted in 2005	—	—
Exercised in 2005	(103,201)	21.55
Forfeited in 2005	(6,000)	23.60

Outstanding at December 31, 2005	111,608	22.02	$1,888,407
Granted in 2006	—	-
Exercised in 2006	(17,020)	22.76
Forfeited in 2006	—	—

Outstanding at December 31, 2006	94,588	$21.89	$1,027,226

The exercise price of options outstanding ranged from $17.10 to $23.60, with a weighted-average remaining contractual life of 5.87 years at December 31, 2006.
The intrinsic value of options exercised in the plan during 2006, 2005 and 2004 was $284,779, $1,887,253 and $1,078,972, respectively.
The aggregate intrinsic value of options outstanding in the preceding table represents the total pre-tax intrinsic value, based on the closing stock prices of $32.75, $38.94 and $35.66 as of December 31, 2006, 2005 and 2004 respectively, which would have been received by the option holders had all option holders exercised their options as of that date.

		Weighted	Aggregate
		Average	Intrinsic
Exercisable at the end of the year:	Options	Exercise Price	Value

December 31, 2004	69,041	$20.58	$1,041,138
December 31, 2005	72,167	$21.16	$1,283,129
December 31, 2006	94,588	$21.89	$1,027,226

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Long Term Compensation Program
As part of the Company’s long-term incentive program, executive officers are awarded performance share opportunities based on the achievement of incentive goals over a three-year period. Each year a new three-year plan and targeted performance levels are adopted. The Compensation Committee will determine whether the officers receive shares, cash or combination thereof based on the initial award value. The award is a fixed dollar value award based on the annual award date. The actual performance shares to be issued will be based on the market price of the stock at the date of issuance (at the end of the three-year plan). Total compensation is based on the projected achievement of predetermined target levels, which is recognized ratably over the three year period. After considering finacial results for the respective three year periods, the plans were not on pace to achieve the threshold payout based on income before income taxes. Therefore, the liability for this award of $679,720 was reduced to zero at December 31, 2006.
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
The components of income tax (benefit) expense are as follows:

	Years ended December 31
	2006	2005	2004

Currently payable:
Federal	$1,156,000	$7,255,000	$5,914,000
Foreign	(37,000)	102,000	76,000
State	33,000	386,000	835,000

	1,152,000	7,743,000	6,825,000
Deferred	(1,818,000)	9,840,000	1,673,000

	$(666,000)	$17,583,000	$8,498,000

The differences between total tax expense and the amount computed by applying the statutory Federal income tax rate of 34% for 2006 and 35% for 2005 and 2004 to income before income taxes are as follows:

	Years ended December 31
	2006	2005	2004

Statutory rate applied to pretax (loss) income	$(153,000)	$17,195,000	$8,178,000
State income taxes, net of Federal benefit	(157,000)	(1,000)	842,000
Tax impact of deferred tax rate change	(49,000)	—	—
Prior years foreign tax credit/WOTC credit	(116,000)	(88,000)	(286,000)
Permanent differences — tax exempt interest	(176,000)	(371,000)	(135,000)
Other items	(15,000)	848,000	(101,000)

	$(666,000)	$17,583,000	$8,498,000

The Company has approximately $10.1 million of Pennsylvania net operating loss carryforwards that can be used to offset future Pennsylvania taxable income. A deferred tax asset has been established based on the $10.1 million net operating loss available to be carried forward. The deferred tax asset is offset by a valuation allowance because it is uncertain as to whether the Company will generate sufficient income in the state of Pennsylvania in the future to absorb the net operating losses before they expire. Of the total Pennsylvania net operating loss, $3.4 million will expire in 2021 with the balance of $6.7 million expiring in 2025.
Income taxes paid during 2006, 2005 and 2004 amounted to $4,270,853, $3,956,175 and $6,703,349, respectively.

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
6. Income Taxes — Continued
Components of the deferred tax assets and liabilities under the liability method are as follows:

	December 31
	2006	2005

Current deferred tax assets:
Doubtful Accounts	$201,000	$9,000
Returns allowance	1,570,000	1,334,000
Inventory obsolescence	364,000	573,000
State net operating loss	364,000	110,000
Vacation pay	354,000	1,411,000
Group insurance	424,000	543,000
Accrued severance	990,000	1,129,000
Other items	1,125,000	894,000

Gross current deferred tax assets	5,392,000	6,003,000
State valuation allowance	(364,000)	(110,000)

	5,028,000	5,893,000

Current deferred tax liabilities:
Advertising costs	$2,205,000	$4,462,000
Inventory costs	1,080,000	445,000
Other items	100,000	255,000

Gross current deferred tax liabilities	$3,385,000	$5,162,000

Net current deferred tax asset	$1,643,000	$731,000
Long-term deferred tax liability:
Property, plant, and equipment	$1,676,000	$2,582,000

7. Other Revenue
Other revenue consists of:

	Years ended December 31
	2006	2005	2004

Finance charges on time payment accounts	$192,639	$31,550,011	$40,165,327
Commissions earned	3,270,652	1,247,686	1,732,026
Other items	3,386,622	3,274,960	2,817,559

	$6,849,913	$36,072,657	$44,714,912

The decrease in finance charges in 2006 compared to 2005 and 2004 is directly related to the sale of the credit portfolio in November 2005. Subsequent to the sale, and prior to the third quarter of 2006, the Company did not recognize finance charges on time payment accounts. As a result of Amendment Number 2 to the ADS Credit Program Agreement, the Company receives 50% percent of finance charges and late payment fees assessed on Full Recourse Accounts.
As part of the marketing and servicing alliance under the 10 year Program Agreement, the Company receives certain monetary benefits arising from credit sales, which are included in this commissions line item. In addition, commissions earned result from an arrangement under which a third party sells jewelry to the Company’s customers and all related significant activities are conducted by, and are the responsibility of, the third party. The Company receives payments from the customer and makes remittances, net of commissions, to the third party.
Other items are comprised of items such as customer list rentals, return shipping charges, and package insert income.

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
8. Business Segment and Concentration of Business Risk
The Company operates as one segment in the business of selling women’s and men’s fashion wearing apparel and accessories and home furnishing items. Specifically, the segment includes the Womenswear, Menswear, Home, and Stores product lines.
The Company’s segment reporting is consistent with the presentation made to the Company’s chief operating decision-maker. The Company’s customer base is comprised of individuals throughout the United States and is diverse in both geographic and demographic terms. Advertising is done mainly by means of catalogs, direct mail letters and the internet, which offer the Company’s merchandise.
9. Long-Lived Assets Classified as Held for Sale
In the fourth quarter of 2006, the Company made the decision to sell its facility located in Starbrick, Pennsylvania. The Company believes that the sale will be completed in 2007. Assets Held for Sale of $700,000 and $1,236,071 at December 31, 2006 and 2005 approximate fair value.
10. Gain on sale of Long-Lived Assets
On July 21, 2006, the Company sold its liquidation outlet store located in Erie, Pennsylvania. Proceeds from the sale amounted to $1.3 million. After considering the net book value of the asset and costs to sell the property, the transaction resulted in a gain of approximately $10,000. The gain is recorded in Other (income) expense, net in the Consolidated Statement of Income.
11. Separation Programs
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
In 2005, the Company accrued and charged to expense $933,000 in separation costs. The costs were charged against the gain on the sale of the credit portfolio in the income statement. The $933,000 charge represents severance pay, related payroll taxes and medical benefits for personnel whose services were no longer required after the sale of the credit portfolio. As of December 31, 2006, $131,000 of the $933,000 remains unpaid and recognized as an accrued liability.
In 2005, in addition to the $933,000 of separation costs related to the sale of the credit portfolio, the Company accrued and charged to expense an additional $2.6 million in separation costs. These charges are in connection with the previously announced changes to the Company’s organizational structure and leadership team. Going forward, the Company’s business operations will consist of three principal groups: Merchandising and Design, Merchandise Procurement and Marketing Services. The Company has been refocusing its energies on its core businesses in an effort to better position itself for long-term growth and increase shareholder value. In 2006, the Company accrued and charged to expense $4.5 million in separation costs. The costs were charged to General and Administrative Expense in the Consolidated Statement of Income. The aggregate $7.1 million charge represents severance pay, related payroll taxes and medical benefits due to former employees who have separated from the Company. As of December 31, 2006, $2.5 million of the $7.1 million remains unpaid and recognized as an accrued liability.

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
11. Separation Programs — Continued
In the fourth quarter of 2006, the Company announced that it will close its leased Returns Center in Erie, Pennsylvania, and move all returns operations to the Blair Distribution Complex in Irvine, Pennsylvania, located approximately seven miles from its Warren headquarters. The move is expected to be completed by March 31, 2007. Technological improvements and productivity enhancements at its Distribution Complex have made the transfer possible and will enable the Company to process returns and redistribute merchandise to its inventory more efficiently. The Company accrued and charged to expense $91,000 in separation costs during the fourth quarter. This amount represents a pro-rata share of the estimated total liability which will be recorded over the period from the date of announcement to the date the move is completed. The costs were charged to General and Administrative Expense in the income statement. The $91,000 charge represents severance pay, related payroll taxes and medical benefits for those associates who do not elect to relocate, but stay with the Company until the move is complete. As of December 31, 2006, all of the $91,000 remains unpaid and recognized as an accrued liability. The Company will record a provision related to the lease of the Erie Returns Center of approximately $525,000 as of the March 31, 2007 cease use date.
The following table summarizes the charges to income and related accruals as of December 31, 2006, 2005 and 2004 pertaining to the separation programs described above. The total liability is recognized in the balance sheet as accrued expenses.

			Changes in
		Credit Portfolio	Organizational
	Blair Mailing Center	Sale	Structure	Erie Returns Center

Accrual at January 1, 2004	$762,000	$—	$—	$—
Expense	—	—	—	—
Payments	267,000	—	—	—

Accrual at December 31, 2004	495,000	—	—	—
Expense	—	933,000	2,600,000
Payments	367,000	395,000	416,000

Accrual at December 31, 2005	128,000	538,000	2,184,000	—
Expense	—	(7,000)	4,482,000	91,000
Payments	128,000	400,000	4,166,000	—

Accrual at December 31, 2006	$—	$131,000	$2,500,000	$91,000

12. Quarterly Results of Operations (Unaudited)
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2006 and 2005.

	2006				2005
	Quarter Ended				Quarter Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Net Sales	$102,683	$115,022	$89,542	$119,179	$107,558	$120,835	$98,107	$130,125
Cost of goods sold	47,920	51,017	40,692	51,202	52,775	54,704	42,634	54,009
Net (loss) income	(4,795)	233	(1,148)	5,926	650	6,064	1,415	23,417
Basic (loss) earnings per share	(1.23)	0.06	(0.30)	1.56	0.08	0.74	0.23	6.02
Diluted (loss) earnings per share	(1.23)	0.06	(0.30)	1.52	0.08	0.73	0.23	5.87

Blair Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
12. Quarterly Results of Operations (Unaudited) — Continued
Quarter ended December 31, 2006 includes additional net loss of $76,000, $.02 per basic and diluted share. The additional net loss and decrease in basic and diluted earnings per share in the quarter was due to increases in the provisions for returns resulting from actual returns experience exceeding prior estimates.
The per share results for the first and second quarters of 2005 do not reflect the reduction of weighted average shares outstanding resulting from Blair’s tender offer for the repurchase of 4.4 million outstanding shares on August 16, 2005. The Company had 3.9 million shares of common stock outstanding at December 31, 2006 and December 31, 2005, compared to 8.2 million shares prior to completion of the tender offer.
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
13. Subsequent Event
On January 23, 2007, Blair Corporation, a Delaware corporation (the “Company”), BLR Acquisition Corp., a Delaware corporation (“Merger Sub”), and Appleseed’s Topco, Inc., a Delaware corporation and portfolio company of Golden Gate Capital (“Appleseed’s”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Appleseed’s will acquire all of the outstanding shares of Company common stock for $42.50 per share in cash, without interest (“Merger Consideration”), or approximately $173.6 million in the aggregate. In addition, each outstanding unvested restricted share of the Company will be converted into the right to receive cash in an amount equal to the Merger Consideration, and the holders of all outstanding options to acquire shares of Company common stock will receive an amount in cash equal to the excess, if any, of the Merger Consideration over the per share exercise price of the option. Under the terms of the Merger Agreement, the Company is to be acquired by Appleseed’s through a merger of Merger Sub and the Company, with the Company as the surviving corporation (the “Merger”).
The parties currently anticipate consummating the Merger in the Spring of 2007. Upon the closing of the Merger, shares of the Company’s common stock would no longer be listed on the AMEX. The consummation of the Merger is subject to the approval of the Company’s stockholders, and satisfaction of other customary closing conditions. Pursuant to the terms of the Merger Agreement, the Company was permitted to solicit additional proposals to acquire the Company for a period of 30 days following the date of the Merger Agreement. The Board of Directors of the Company, with assistance of its independent advisors, solicited proposals during this period, but did not receive any proposals.

Blair Corporation and Subsidiaries
Schedule II
Valuation and Qualifying Accounts
December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E

		ADDITIONS-				BALANCE
	BALANCE AT	CHARGED TO COSTS				AT END
	BEGINNING OF PERIOD	AND EXPENSES		DEDUCTIONS- DESCRIBE		OF PERIOD

Description

Year ended December 31, 2006:
Allowance deducted from asset account (customer accounts receivable):
For doubtful accounts	$23,511	$544,000	(A)	$25,199	(B1)	$542,312
For gift cards	—	2,009,355	(E)	1,211,355	(F)	798,000
For estimated loss on returns	4,602,000	61,138,605		60,564,605	(C)	5,176,000

Total	4,625,511	63,691,960		61,801,159		6,516,312
Allowance deducted from asset account (merchandise inventories)
For obsolete inventory	1,500,000	270,535		770,535	(D)	1,000,000

Total	$6,125,511	$63,962,495		$62,571,694		$7,516,312

Year ended December 31, 2005:
Allowance deducted from asset account (customer accounts receivable):
For doubtful accounts	$33,826,914	$11,669,552	(A)	$45,472,955	(B2)	$23,511
For estimated loss on returns	5,098,000	61,593,402		62,089,402	(C)	4,602,000

Total	38,924,914	73,262,954		107,562,357		4,625,511
Allowance deducted from asset account (merchandise inventories)
For obsolete inventory	3,600,000	484,222		2,584,222	(D)	1,500,000

Total	$42,524,914	$73,747,176		$110,146,579		$6,125,511

Year ended December 31, 2004:
Allowance deducted from asset account (customer accounts receivable):
For doubtful accounts	$40,349,957	$22,664,048	(A)	$29,187,091	(B2)	$33,826,914
For estimated loss on returns	7,123,151	71,666,392		73,691,543	(C)	5,098,000

Total	47,473,108	94,330,440		102,878,634		38,924,914
Allowance deducted from asset account (merchandise inventories)
For obsolete inventory	3,600,000	6,329,398		6,329,398	(D)	3,600,000

Total	$51,073,108	$100,659,838		$109,208,032		$42,524,914

Note (A) — Current year provision for doubtful accounts, charged against income.
Note (B1) — Full Recourse Accounts charged off, net of recoveries.
Note (B2) — Accounts charged off, net of recoveries. On November 4, 2005, the Company sold its proprietary credit program to an industrial bank subsidiary of Alliance Data Systems Corporation. The proceeds of the sale were for par plus a premium. The sales transaction resulted in reversing the then allowance for doubtful accounts of $23.2 million. The balance of the amount in this column ($22.3 million) relates to accounts charged off, net of recoveries, prior to the sale of the credit portfolio.
Note (C) — Sales value of merchandise returned.
Note (D) — Inventory liquidated, net of proceeds received.
Note (E) — Current year provision for gift cards, charged against income
Note (F) — Gift cards redeemed.