Form 10-K/A
period 2006-12-31
BLAIR CORP
filed 2007-04-24
CIK 71525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No
The aggregate market value, based upon the last sales price of $29.75 as quoted on The American Stock Exchange for June 30, 2006, of the common stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is approximately $116,039,429.
The registrant had 3,869,437 shares of common stock outstanding as of April 20, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
The Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 16, 2007.
PART I
ITEM 1. BUSINESS
Not applicable.
ITEM 1A. RISK FACTORS
Not applicable
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES

Not applicable.
ITEM 3. LEGAL PROCEEDINGS
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Not applicable.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Not applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Not applicable.
ITEM 9B. OTHER INFORMATION
     Not applicable.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The table below sets forth the name of each director and the director’s age, position with the Company, business experience and principal occupation during the past five years, and familial relationships with other directors.

				Business
		Position with	Director	Experience During
Name	Age	Company	Since	Past Five Years
Harriet Edelman	51	Director	2001	Director, Hershey Foods Corp. (makers of chocolate and candy products), April 2003 – present; Senior Vice President, Business Transformation and Chief Information Officer, Avon Products, Inc. (direct seller of cosmetics, clothing, toys, perfume, jewelry, books and videos), New York, NY, January 2000 – present.

Cynthia A. Fields	57	Director	2003	Director, Boston Proper (retailer of women’s apparel), June 2001 – present; President, CFC Consulting (consulting firm), June 2000 – present.

John O. Hanna	75	Director	1992	Member of Executive Committee, January 2000 – present; Director, JLB Service Bank, August 2003 – present; Chairman of the Board of Directors, Northwest Bancorp, Inc. (savings and loan holding company), Warren, PA, July 2001 – July 2003; Director, President and Chief Executive Officer, Northwest Bancorp, Inc., Warren, PA, November 1994 – July 2001; Chairman, Northwest Savings Bank, Warren, PA, July 1998 – July 2003; Director, Jamestown Savings Bank (depository institution), Jamestown, NY, November 1995 – June 2005; President and Chief Executive Officer, Jamestown Savings Bank, Jamestown, NY, July 1998 – July 2003.

Jerel G. Hollens	54	Director	2006	Independent consultant, November 2005 – present; Senior Vice President – Supply Chain, Dick’s Sporting Goods (online sporting goods retailer), Pittsburgh, PA, September 2003 – November 2005; Vice President Business Design, Gap Inc. (specialty retailer), San Francisco, CA, July 2001 – April 2003; Vice President – Supply Chain, Toys R Us (toy store), Paramus, NJ, March 1997 – July 2001.

				Business
		Position with	Director	Experience During
Name	Age	Company	Since	Past Five Years
Craig N. Johnson	65	Chairman of the Board	1997	Chairman of the Board, April 2003 – present; Member of Executive Committee, January 2000 – present; Managing Director and Partner, Glenthorne Capital, Inc. (financial advisory and investment banking services), Philadelphia, PA, February 1994 – February 2002.

Murray K. McComas	70	Director	1977	Member of Executive Committee 1987-2003; Chairman of the Board, April 1987 – April 2003.

Ronald L. Ramseyer	64	Director	2001	Executive Vice President – Chief Marketing Officer, Casual Male Retail Group, Inc. (big and tall men’s clothing retailer), Canton, MA, March 2005 – present; Consultant – strategic planning & multi-channel marketing, Ramseyer Direct (consulting firm), November 2002 – February 2005; President of Direct Marketing, Bass Pro Shops (outdoor gear retailers), Springfield, MO, April 2001 – November 2002; President and Chief Executive Officer, Macy’s By Mail, Inc. (mail order apparel catalogue), September 1997 – March 2001.

Michael A. Schuler	57	Director	2003	President and Chief Executive Officer, Westny Building Products Co.,( a distributor of residential and commercial window and door products), December 2003 – present; President and Chief Executive Officer, Donerail Investments, Ltd. (private investment partnership), Bradford, PA, March 2001 – December 2003; Chairman of Audit Committee, National City Corporation (financial holding company), Cleveland, OH 2000 – 2002; Board Member, Audit Committee Member, Public Policy Committee Member, National City Corporation, Cleveland, OH, 1996 – 2002; Chairman, President and Chief Executive Officer, Zippo Manufacturing Co. (retailer of lighters, pocket knives, key holders, money clips, writing instruments and tape measures), Bradford, PA, September 1986 – March 2001.

Shelley J. Seifert	52	Director	2006	Executive Vice President, National City Corporation, Cleveland, OH, 2004-present; Director of Corporate Human Resources, National City Corporation, 1994-2004. Human Resources Director, National Processing Company, 1991-1994; Compensation and Development Director, National City Corporation, 1988-1991; Compensation and Benefits Manager, First Kentucky National Bank, 1982-1998; Financial Analyst, First Kentucky National Bank, 1979-1982.

     The table below sets forth the name of each executive officer of the Company not listed above, his or her age, position with the Company and business experience during the past five years:

			Executive
		Position with	Officer	Business Experience During
Name	Age	Company	Since	Past Five Years
Daniel R. Blair	38	Interim Vice President (Human Resources)	2003	Interim Vice President (Human Resources), October 2006 – present; Corporate Human Resources Representative, March 2001 – October 2006; Corporate Secretary, April 2003 – October 2006.

Cynthia L. Dziendziel	47	Vice President (Customer Services)	2005	Vice President (Customer Services), October 2005 – present; Merchandising Director (Menswear) October 2004 – October 2005; General Manager, The Bon Ton (department stores offering apparel, cosmetics, home furnishings, bedding and furniture and fine jewelry), February 1992 – October 2004.

David N. Elliott	53	Senior Vice President (Merchandising and Design)	2004	Senior Vice President (Merchandising and Design), October 2005 – present; Senior Vice President (Womenswear), July 2004 – October 2005; Vice President and General Merchandising Manager, Ross Simons (retailer of jewelry, luxury items and gifts), Cranston, RI, 2003 – July 2004; Executive Vice President, Merchandising and Product Development, Petals, Inc. (retailer of flowers, wedding accessories, bridal jewelry and unity candles), Tarrytown, NY, 1994 – 2003.

Beth W. English	43	Vice President (Advertising)	2006	Vice President (Advertising), July 2006 – present; Interim General Manager (Advertising); January 2006-July 2006; Design Director, June 2004 – July 2006; Merchandising Manager, January 2001 – June 2004.

				Executive
		Position with	Officer	Business Experience During
Name	Age	Company	Since	Past Five Years
Audrey C. Garrett	46	Senior Vice President (Marketing Development)	2006	Senior Vice President (Marketing Development), September 2006 – present; Direct Marketing Consultant, August 2004-September 2006; Direct Mail Director, Office Depot, Delray Beach, FL, March 2003-May 2004; Chief Operating Officer, skinstore.com, Boca Raton, FL, October 2000-July 2002; Vice President – Specialty Catalogs, Seta Corporation of Boca, Inc., November 1998-April 1999; President, Transamerica Mailings Inc., Cleveland, OH, June 1997-October 1998; Executive Vice President, Transamerica Mailings Inc., Cleveland, OH, January 1996-June 1997; Vice President, Marketing, Transamerica Mailings Inc., Cleveland OH, September 1990-January 1996.

Herbert G. Hotchkiss	36	Corporate Counsel and Secretary	2006	Corporate Counsel, July 2006 – present; Corporate Secretary, July 2006 – present; Associate, Hahn Loeser & Parks LLP, Cleveland, OH, July 2004 – July 2006; Associate, Calfee Halter & Griswold LLP, Cleveland, OH, August 2000 – June 2004.

Adelmo S. Lopez	41	President & CEO	2006	President & CEO, January 2007 – present; Senior Vice President (CFO/COO), September 2006 – January 2007; Group General Manager, Russell Corporation, Atlanta, GA, March 2006-August 2006; Vice President, Mass Retail, Russell Corporation, Atlanta, GA, January 2005-March 2006; Vice President & Chief Financial Officer, Dole Fresh Fruit International, San Jose, Costa Rica, November 2002-May 2004; Regional Vice President, Frito Lay, Florida, February 2002-November 2002; Group Vice President and Chief Financial Officer, Sara Lee Corp. , Branded Apparel, Latin American Group, Boca Raton, FL, June 1999-February 2002.

Jeffrey H. Parnell	45	Vice President (Marketing)	2000	Vice President (Marketing), March 2001 – present.

Larry J. Pitorak	60	Chief Financial Officer, Senior Vice President and Chief Administrative Officer	2005	Chief Financial Officer, Senior Vice President and Chief Administrative Officer, January 2007 – present; Vice President, September 2006 – January 2007; Interim Chief Financial Officer, September 2005 – September 2006; Partner, Tatum LLC, (executive services and consulting firm), Cleveland, OH, 2002 – present; Senior Vice President-Finance, Treasurer and Chief Financial Officer, The Sherwin-Williams Company (manufacturer and retailer of paints, coatings and related products), Cleveland, OH, 1973 – 2001.

				Executive
		Position with	Officer	Business Experience During
Name	Age	Company	Since	Past Five Years
Michael A. Rowe	52	Chief Information Officer and Vice President (Information Services)	2000	Chief Information Officer, July 2002 – present; Vice President (Information Services), January 2000 – present.

Randall A. Scalise	52	Vice President (Fulfillment)	1993	Vice President (Fulfillment), March 2001 – present.

Lawrence R. Vicini	58	Vice President (Merchandise Procurement)	1992	Vice President (Merchandise Procurement) October 2005 – present; Vice President (International Trade) June 1992 – October 2005; Director and President, Blair International Holdings, Inc., December 2000 – present; Director, Blair International, Ltd., January 2001 – present; Director, Blair International Singapore Pte. Ltd., January 2001 – present.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) requires the Company’s officers (as defined in regulations promulgated by the Securities and Exchange Commission (“SEC”) thereunder), directors and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal year 2006, Forms 5 and amendments thereto furnished to the Company with respect to fiscal year 2006, and any written representations provided by a director or officer that no Form 5 is required with respect to fiscal year 2006, the Company believes that during fiscal year 2006 its officers and directors complied with all filing requirements. The Company does not have any greater than ten percent (10%) beneficial owners.
Audit Committee
     The Audit Committee consists of Harriet Edelman, John O. Hanna, Craig N. Johnson and Michael A. Schuler. The Audit Committee met six times during 2006. The Audit Committee assists the Board of Directors in fulfilling its responsibilities concerning corporate accounting, the reporting practices of the Company and the integrity and quality of financial reports of the Company. All members of the Audit Committee are “independent” as that term is defined by the American Stock Exchange. Michael A. Schuler is the “Audit Committee Financial Expert” as that term is defined in Item 401(h) of Regulation S-K.
Code of Ethics
     The Board expects all directors, as well as officers and employees, to act ethically at all times and to adhere to the policies outlined in our Corporate Code of Conduct and Ethics. The Board also expects the Principal Executive Officer and the Principal Financial Officer to adhere to the Company’s Code of Ethics for the Principal Executive Officer and Principal Financial Officer. These documents, as well as all of our charters for standing Board committees, can be found at www.blair.com.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Committee Report
The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for 2006. This report is provided by the following independent directors, who comprise the committee:
Shelley J. Seifert, Chair
Cynthia A. Fields
Craig N. Johnson
Murray K. McComas
Ronald L. Ramseyer
Compensation Discussion and Analysis
Objectives of the Executive Compensation Program
The executive compensation program includes a number of components, each targeted toward a focused set of goals and objectives. The specific objectives of our compensation program are to:

■	Attract and retain executives to serve as leaders of the corporation

■	Align executive goals, objectives and rewards with long-term stockholder interests

■	Foster a pay for performance culture; and

■	Provide market based compensation programs aligned with the 50th percentile and commensurate with the executive’s contribution and commitment to the Company.
The Company has designed the compensation program based on a set of core principles which we believe support our overall objectives:

■	The compensation program will be fair and competitive, from an internal and external perspective, taking into account the role and distinct responsibilities of each executive.

■	A significant portion of an executive’s compensation will be at risk and linked to the achievement of both corporate and individual goals and changes in shareholder value.

■	Retirement benefits will provide financial stability following employment but will not be the focal point of why executives choose to work for the Company.

■	The use of perquisites and other executive benefits will be negligible and of minimal cost to the Company.

■	All compensation program elements taken as a whole will help focus executives to achieve the Company’s financial goals.
Overview of the Executive Compensation Program. Our executive compensation program contains both cash and stock-based components designed to meet specific objectives of the Compensation Committee of the Board of Directors (the “Committee”). The Committee considers both short-term and long-term company and individual goals and strives to develop incentives that motivate executives to achieve these goals. Cash payments are provided through an executive’s base salary and a performance-based short-term incentive paid annually when earned. Company stock is provided through the use of time-vesting restricted stock. The Committee has chosen to align its cash incentive program with the achievement of short-term internal financial goals and a portion of its long-term stock program with the accomplishment of long-term internal financial goals and stock price appreciation.

Executives participate in a retirement plan similar to all other employees and are provided with a limited number of perquisites (i.e., financial/tax counseling, estate planning) that the committee believes are common in the market and are of minimal cost to the Company. Executives are also provided severance benefits for certain types of terminations (including “change in control” situations) from the Company. The Committee believes that the compensation elements taken as a whole are appropriate to recruit and retain the best executive talent for the Company and its shareholders.
Long Term Incentive Plan. The Committee believes that a significant portion of an executive’s compensation should be delivered through performance-based incentive compensation components. The Committee has identified meaningful financial and non-financial performance objectives that align with our business strategy. The Committee uses annual and long-term financial performance metrics and goals as the basis for motivating and rewarding executives through the Company’s short-term and long-term incentive plans. The Committee believes that a portion of an executive’s compensation should be delivered in the form of company stock, thereby creating alignment between the executive and shareholders.
The use of incentive plans allows the Committee to provide a level of compensation to executives that correlates with the performance of the Company. Both of our incentive plans (short-term and long-term) are targeted to reward executives at the middle (50th percentile) of the market. The market includes similar positions within like industries and of similar revenue scope. If the Company’s performance exceeds our goals and expectations, the incentive plans are designed to pay above the targeted level and therefore, above the middle of the market. If the Company’s performance falls below our goals and expectations, the incentive plans are designed to pay below the targeted level or below the middle of the market. Our incentive plans are designed to pay nothing if actual performance falls below threshold level. Also, our Long Term Incentive Plan rewards executives with an amount of cash or a number of shares based on our internal financial performance over a three year period.
A table describing the estimated future allocation of our named executive officers at threshold, target, and maximum levels can be found on page 16.
Determination of Executive Compensation Amounts
Compensation Oversight Process. The Committee has responsibility for the oversight of executive compensation and recommends compensation planning to the Board for final approval. Periodically, the Committee seeks the advice of outside compensation consultants to provide assistance and guidance on compensation issues. The consultants have provided the Committee with relevant information pertaining to market compensation levels, alternative compensation plan design, market trends and best practices. The Committee considers the impact of tax and accounting treatment for the different types of compensation it approves and ensures that compensation programs comply with federal tax, regulatory, accounting and SEC requirements.
The Committee met six times in 2006. At its meetings, the Committee may hold executive sessions, which exclude management. Management assists in the coordination and preparation of the meeting agenda and materials for each meeting, which are reviewed and approved by the Committee Chair. Following the Chairman’s approval, meeting materials are mailed to Committee members for review approximately one week in advance of each meeting.
Role of Executive Officers in the Compensation Process. The Committee recommends all compensation decisions for the Company’s executive officers and the Board gives final approval. While the Committee makes all recommendations related to the Chief Executive Officer’s compensation, the Committee does consider the recommendations of the Chief Executive Officer when making compensation decisions regarding all other executive officers and checks for reasonableness within the established pay guidelines of the Company. Management works with the outside consultant by providing internal information as necessary to facilitate comparisons of the Company’s compensation programs to the market.
Establishing Compensation Levels. The Committee reviews data related to compensation levels and programs of other companies prior to making its decisions. Each year, an outside consultant performs an assessment of compensation levels provided to the Company’s executives. The consultant uses a benchmarking process that compares elements of the Company’s compensation programs with those of other companies that have similar characteristics. The purpose of this process is to:

■	Understand the competitiveness of current pay levels for each executive position relative to companies with similar revenues and business characteristics

■	Identify and understand any gaps that may exist between actual compensation levels and market compensation levels; and

■	Serve as a basis for developing salary adjustments and short-term and long-term incentive awards for the Compensation Committee’s approval.
The consultant uses market compensation data from reputable compensation surveys representing retail and general industry companies. Compensation levels are developed to target the middle (50th percentile) of the market for each pay element and in total.
The Company, with the help of the consultant, has developed a compensation structure that includes individual grades for executives, each with its own compensation opportunities. Each executive has been assigned to a grade, determined by comparing Company-defined position-specific duties and responsibilities with the survey compensation data. Each grade has a base salary range with a “midpoint” that aligns with the market 50th percentile for that particular position. Each salary grade also has a corresponding short-term and long-term incentive opportunity that aligns with the market 50th percentile. The Committee considers other factors when making compensation decisions, such as an executive’s individual performance, level of industry-related experience, time in the position and the size of prior-year adjustments. The Committee does not consider amounts from prior performance-based compensation, such as prior year incentive awards, in its decisions to increase or decrease compensation in the current year. The Committee believes that this would not be in the best interest of retaining and motivating the executive.
Elements of Executive Compensation
Fixed Cash Base Salary. Base salaries provided to executives represent the foundation of the Company’s compensation program. Through this element, the Company seeks to recruit and retain competent executives by providing a salary level that approximates the 50th percentile of salaries for executives in comparable positions at other similarly-sized companies. Other benefits offered by the Company, such as short-term and long-term incentive opportunities, certain health and welfare benefits and retirement benefits, are a function of an executive’s base salary. The Company attempts to manage each executive’s base salary to within a “competitive zone” for each position. We define the competitive zone as plus or minus 10% of the salary grade midpoint for each executive position.
The Committee approves a merit pool for executives. Merit increases are determined based on individual performance, accountability and contribution to corporate goals as well as the overall financial position of the Company. The CEO’s performance review is conducted by the Chairman of the Board of Directors and the performance review of each senior executive is conducted by the CEO. Senior executives conduct all other executive reviews. Merit recommendations are based on the performance rating and position in the pay range and all pay recommendations for executives are approved by the CEO. The Executives make salary recommendations to the CEO for their direct reports within a standardized and budgeted merit pool which is reviewed annually by the Committee and compared to market surveys prepared by the consultant. In making decisions regarding base salary adjustments for purposes of developing a merit budget, the Committee also considers current business conditions and base salary adjustment survey data projections, in addition to individual performance ratings.
Performance-Based Short-Term Cash Incentive Compensation. Through the short-term incentive program, the Company seeks to align the interests of the executives with the annual financial and non-financial goals of the Company. In 2006, the target award for the CEO was 50% of his base salary and for the other named executive officers, target award opportunities ranged between 35% and 40% of their base salaries. Award opportunities under the plan can range from 50% of target for threshold performance to 200% of target for maximum performance.
Actual awards paid for 2006 performance are included in the Summary Compensation Table on page 15 under the column Non-Equity Incentive Plan Compensation, while opportunities under this plan for 2006 at threshold, target and maximum are included in the Grants of Plan-Based Awards table on page 16 under the columns Estimated Future Payouts Under Long-Term Incentive Plan.
For 2006, short-term incentive awards for all executive officers were based on pre-determined goals and metrics which were approved by the Committee at its January 2006 meeting. The weights assigned to these goals were as follows:

			Pre-Established
		2006	2006 Short-Term Incentive Goals
Performance		Actual
Measure	Weight	Performance	Threshold	Target	Maximum
Corporate Income Before Income Taxes	90%	($449,790)	$18.0mm	$25.7mm	$33.4mm
Individual Performance Objectives	10%			Varies by Executive

Corporate earnings before income taxes was chosen as an indicator of profit produced directly as a result of the executives’ performance. In addition to this corporate goal, each executive has between three and five individual strategic financial and non-financial goals that align with their area of responsibility. Overall, the Committee believes that corporate profitability is of utmost importance and therefore, has assigned a significant weighting to the corporate earnings before income taxes measure. The Company did not meet the threshold performance goal and there was no opportunity to earn a bonus. The Committee has the ability to use its discretion in determining the size of any bonus award and has done so in recent years, however the Committee prefers to use this discretion only in extreme circumstances.
Long-term Incentive Compensation. The Company’s long-term incentive compensation program seeks to align the executives’ interests with the Company’s shareholders. Additionally, the Committee desires to foster an ownership mentality among executives by providing stock-based incentives as a meaningful portion of compensation. In determining which type of vehicles to include in the program, the Committee chose to focus on rewarding for the following attributes:

■	Increases in long-term total shareholder return (stock price appreciation plus dividends);
■	Increases in long-term earnings before income taxes; and
■	Continued loyalty and employment with the Company
The Committee also considered other issues in selecting the most appropriate long-term incentive vehicles such as: share usage/availability, shareholder dilution concerns and performance orientation. In 2006, the Company’s long-term incentive compensation programs consisted of equal portions of time-vesting restricted stock long term incentive awards which are payable in cash or at the option of the Company, stock or a combination of both.
Under the terms of the Company’s Omnibus Stock Plan, approved by shareholders in 2000, the Committee determines which employees are eligible to receive equity awards, the value and number of share grants, the rate and period of vesting, performance goals and other relevant terms.
In determining the long-term incentive awards for 2006, the Company, with the assistance of an outside consultant, conducted an evaluation of long-term incentive compensation provided to executives at retail and general industry companies of similar size as part of its annual benchmarking process. The market-based long-term incentive component amount, which reflects the market 50th percentile and differs for each salary grade, is then allocated equally between the two long-term incentive vehicles:

■	Time-vesting restricted stock — 50%
■	Performance shares/cash or combination — 50%
Time-Vesting Restricted Stock. The Committee has selected restricted stock that vests based on the passage of time and continued employment as a component of our long-term incentive program. Grants of restricted shares vest in equal increments over the five year period following the date of grant. The fair value of restricted shares is calculated on the date of grant and expensed over the vesting period. Upon voluntary separation from the Company, any unvested shares are forfeited. When shares vest, the Company receives a tax deduction that corresponds to the amount of taxable income recognized by the executive. Executives receive a new grant of time-vesting restricted stock each year in January.
On several occasions in 2006, Blair provided newly hired executives with a grant of time-vested restricted stock in order to provide an immediate ownership stake in the Company and as a means of attracting the candidate to join the Company. These grants of restricted stock equally vest over a five year period and any unvested stock will be forfeited should the executive voluntarily leave the Company prior to meeting any portion of the vesting requirement.
Long Term Incentive Plan. In order to enhance the performance orientation of our executive compensation program and to motivate executives to achieve long-term financial performance, the Committee has adopted a long term incentive plan. The Committee has selected long term compensation as a means of driving performance results and rewarding executives for delivering cumulative levels of income before income taxes at the end of a three year performance period. Similar to our short-term cash incentive plan, the Committee believes that earnings before income taxes falls within the responsibility of executives and is a metric within our long-term strategic plan and is an excellent means of evaluating the profitability of the Company.

Executives receive communication about new awards after the first Compensation Committee meeting of the year. A target is identified and communicated to the executives at the beginning of the performance period, but not actually delivered to the executive until the three year audited results are determined. Any shares earned are at the end of the performance period. The number of shares earned may vary from zero to 200% of target, based on the Company’s actual cumulative earnings before income taxes over a cumulative three year period relative to the goal established at the beginning of the period. At the end of the performance period, the Committee may use its discretion to modify the form of payment from all shares to cash or a combination of stock and cash. In January 2006, the Committee approved the following goals for the performance period beginning in January 2006 and ending in December 2008. The Company entered into a definitive merger agreement on January 23, 2007. If the proposal is accepted at the shareholder meeting scheduled for April 24, 2007, the single trigger event of the change in control would result in shares vesting and the named executive officers would receive the benefit of the payment of any outstanding shares at a price of $42.50 a share.

Corporate Earnings Before	Award to Executive as a Percent of Target
Income Taxes	Opportunity
Below $50.47 million	No payout
$50.47 million	50% (minimum award)
$72.1million	100% (target award)
$93.73 million or greater	200% (maximum award)
Interpolation is used to calculate actual awards when performance falls between minimum and target, and target and maximum. The Committee has enhanced awards for above target performance as a means of motivating executives to deliver and perform above Company expectations. The fair value of performance shares is calculated on the date of grant and expensed over the vesting period. When shares vest, the Company receives a tax deduction that corresponds to the amount of taxable income recognized by the executive.
Stock Option and Other Equity Granting Policy
The procedure for making equity grants to executive officers has been as follows:

■	Equity grant guidelines are developed by our consultant and are determined by using the binomial pricing model which includes an assumption for the closing price of Company common stock when the grants will be made and a weighting of the type of equity grants to be made, i.e., time-vesting restricted stock or performance shares.

■	The Chief Executive Officer recommends actual equity grants for each of the executive officers to the Compensation Committee, generally at the first meeting of the year, and any grants to the CEO are determined by the Committee.
Grants to executive officers, as approved by the Committee, are communicated to the grantees by the CEO. The Chairman of the Committee informs the CEO of his annual award.
The Company does not use stock options and has not and does not plan to time the release of material non-public information for the purpose of affecting the value of executive compensation.
Stock Ownership Policy
The Company does not have a formal stock ownership policy; however, the Committee encourages ownership through purchases and holding stock. The Committee finds the level of ownership to be adequate when considering the tenure and experience of the executive team.
Retirement Plan Summary
The Company maintains a defined contribution plan, which is otherwise known as the Blair Corporation 401k/Savings Plan, as well as a performance-based Profit Sharing plan whose company contribution is based on the profitability of the Company. The purpose of both of these plans is to provide post-retirement compensation and financial security to executives and employees. It is the goal of the Committee, Trustees of the Plan and the Company’s Board of Directors that these plans be competitive with plans which would be available to executives of similar companies. Our retirement program substantially mirrors the program provided to all other company employees.
Perquisites
The Committee provides a limited number of perquisites to executives as part of their overall annual compensation. Executives are provided with ten (10) hours of annual professional financial assistance that focuses on:

■	Tax return preparation

■	Estate planning

■	Financial planning
The Committee deems these benefits appropriate to understanding and efficiently utilizing the Company’s executive compensation program.
Severance Policy
Blair has executed change in control agreements with executive officers that provide for cash payments and benefits in the event of termination by the Company other than “for cause” by the executive within three years of a change in control of the Company. The Committee believes that this provision encourages a potential buyer of the Company to treat current executives fairly and provides current shareholders protection in terms of maintaining consistency of the executive team. Further, the Committee believes that providing severance in a change-in-control situation is beneficial to shareholders so that executives may remain indifferent when evaluating a transaction that may be beneficial to shareholders yet could negatively impact the continued employment of the executive.
Executives also participate in a general corporate-wide severance policy that provides cash benefits should an executive’s position be terminated on an involuntary not-for-cause basis. The Committee views both of these severance protection plans as a component of compensation which is necessary to attract and retain executives. Details of the agreements and a quantification of severance amounts payable under certain termination scenarios are included in the narrative beginning on page 17.
Adjustments or Recovery of Prior Compensation
Blair does not presently have any policies or practices that provide for the recovery or adjustment of amounts previously awarded or paid to a named executive officer in the event that financial results or other performance measures on which an award or payment were based were to be restated or adjusted. However, the Sarbanes-Oxley Act of 2002 requires the Chief Executive Officer and Chief Financial Officer to disgorge any awards received that would not have been received, but for any error that resulted in a restatement of financial results.
Impact of Tax and Accounting Policy on Executive Compensation
If an executive officer’s compensation from the Company were to exceed $1 million in any taxable year (which the Committee does not expect), the excess over $1.0 million, with certain exceptions, would not be deductible by the Company, under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Committee is aware of this rule, and will take it into account if the $1.0 million limit is ever applicable. One exception to the disallowance of such deductions under Section 162(m) involves compensation paid pursuant to stockholder-approved compensation plans that are performance-based. The Company’s Omnibus Stock Plan contains provisions which are intended to cause grants of performance-based awards under such plan to be eligible for this performance-based exception (so that compensation upon the vesting of performance-share awards should be deductible under the Code). Payments of cash compensation related to our base salary and short-term incentive programs and the value of shares that vested in 2006 from grants of time-vesting restricted stock are not eligible for this performance-based exception.
The Committee is aware of the impact on the Company’s financial statements of providing stock-based compensation, which the Company accounts for under FAS 123(R), Share-Based Payment.

Summary Compensation Table

							Change in Pension
							Value and
Name						Non-Equity	Nonqualified
and				Stock	Option	Incentive Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation		Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
John Zawacki	2006	490,147	—	188,686	—	—	—	160,506	(4)	839,339
President & CEO(1)

Adelmo Lopez	2006	99,618	50,000	—	—	—	—	94,920	(5)	244,538
Executive Vice President, COO & CFO (2)

Larry Pitorak	2006	317,546	—	—	—	—	—	41,806	(6)	359,352
Vice President (3)

David Elliott	2006	331,968	—	99,374	—	—	—	105,979	(7)	537,321
Sr. Vice President

Randall Scalise	2006	296,944	—	21,440	—	—	—	39,373	(8)	357,757
Vice President

Lawrence Vicini	2006	283,162	—	17,145	—	—	—	87,996	(9)	388,303
Vice President

(1)	As of December 31, 2006. Mr. Zawacki subsequently resigned as the President and Chief Executive Officer effective January 21, 2007.

(2)	As of December 31, 2006. Mr. Lopez was promoted to President and Chief Executive Officer effective January 21, 2007.

(3)	Mr. Pitorak served as the Interim CFO until September 11, 2006. After that, he remained with the Company in the position of Vice President. On January 23, 2007, he became the Senior Vice President, Chief Financial Officer and Chief Administrative Officer.

(4)	Includes $129,021 for tax gross-up related to vesting of a stock award and $27,854 for payment of unused accumulated vacation time.

(5)	Includes $36,240 for relocation, moving expenses and temporary housing costs, $24,338 for tax gross-up related to such costs and $34,342 for payment of unused accumulated vacation time.

(6)	Includes $28,024 for payment of unused accumulated vacation time. Also includes value of corporate housing and tax gross-up on corporate housing.

(7)	Includes $67,950 for tax gross-up related to vesting of a stock award and $32,257 for unused accumulated vacation time.

(8)	Includes $25,679 for payment of unused accumulated vacation time and $12,669 for tax gross-up related to vesting of a stock award.

(9)	Includes $72,568 for payment of unused accumulated vacation time and $10,783 for tax gross-up related to vesting of a stock award.

Grants of Plan-Based Awards

All Other
						All Other	Option
					Estimated	Stock	Awards:	Exercise or
					Equity	Awards:	Number of	Base Price
					Payments	Number of	Securities	of Option
		Estimated Future Payouts			under Long-	Shares of	Underlying	Awards
		under Long-Term			Term Incentive	Stock or Units	Options (#)	($/Sh)
		Incentive Plan			Programs	(i)	(j)	(k)
	Grant	Threshold	Target	Maximum	Grant
Name	Date	($)	($)	($)	Value ($)
(a)	(b)	(c)	(d)	(e)	(f)
John Zawacki	1/20/06	198,205	396,410	792,820	347,870	—	—	—
Adelmo Lopez	N/A	—	—	—	—	20,000	—	—
Larry Pitorak	N/A	—	—	—	—	—	—	—
David Elliott	1/20/06	64,720	129,440	258,880	113,260	—	—	—
Randall Scalise	1/20/06	26,292.50	52,585	105,170	44,495	—	—	—
Lawrence Vicini	1/20/06	26,292.50	52,585	105,170	44,495	—	—	—
Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
									Equity
									Incentive
									Plan
									Awards:
									Market
			Equity					Equity	or Payout
			Incentive					Incentive	Value of
			Plan					Plan Awards:	Unearned
			Awards:					Number of	Shares,
	Number of	Number of	Number of			Number of		Unearned	Units or
	Securities	Securities	Securities			of Shares		Shares, Units	Other
	Underlying	Underlying	Underlying	Option		or Units of	Market Value of	or Other	Rights That
	Unexercised	Unexercised	Unexercised	Exercise	Option	Stock That	Shares or Units of	Rights That	Have Not
	Options(#)	Options (#)	Unearned	Price	Expiration	Have Not	Stock That Have	Have Not	Vested
Name	Exercisable	Unexercisable	Options (#)	($)	Date	Vested (#)	Not Vested ($)	Vested (#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)(1)	(i)	(j)
John Zawacki	5,101	—	—	$17.10	04/16/11
	26,502	—	—	$19.30	04/15/12
	26,502	—	—	$23.60	04/15/13	29,750 (2)	974,313	N/A	N/A
Adelmo Lopez	—	—	—	N/A	N/A	20,000	655,000	N/A	N/A
Larry Pitorak	—	—	—	N/A	N/A	—	—	N/A	N/A
David Elliott	—	—	—	N/A	N/A	14,360	470,290	N/A	N/A
Randall Scalise	2,067	—	—	$23.60	04/15/13	4,799	157,167	N/A	N/A
Lawrence Vicini	2,067	—	—	$23.60	04/15/13	4,211	137,910	N/A	N/A

(1)	Market value based on closing price of $32.75 on December 29, 2006 (last business day of the year).

(2)	Does not include 6,880 shares forfeited by Mr. Zawacki upon his retirement from Blair effective April 1, 2007.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on Exercise	Value Realized On	Acquired on Vesting	Value Realized on
Name	(#)	Exercise ($)	(#)	Vesting ($)
(a)	(b)	(c)	(d)	(e)
John Zawacki	—	—	5,360	188,686
Adelmo Lopez	—	—	—	—
Larry Pitorak	—	—	—	—
David Elliott	—	—	3,640	99,374
Randall Scalise	3,484	64,938	575	21,440
Lawrence Vicini	—	—	454	17,145
Termination Payments
The following tables show amounts that would be payable to Named Executive Officers upon termination under various circumstances. All payments for stock option, restricted stock and tax gross-up assume a stock price of $42.50, the price at which the Company announced it had entered into a definitive merger agreement with Appleseed’s Topco, Inc. on January 23, 2007.
John E. Zawacki

Executive Payments Upon					Involuntary Not-For-
Termination	Death		Disability		Cause Termination	Change in Control
Severance Payments	—		—		$471,994 (2)	$1,651,978	(3)
Long-Term Incentive Plan*	$348,413	(1)	$348,413	(1)	—	$2,162,475
Stock Options (Unvested And Accelerated)	$1,245,300		$1,245,300		$1,245,300	$1,245,300
Restricted Stock (Unvested And Accelerated)	$1,391,875		$1,391,875		$1,391,875	$1,391,875
Tax Gross-Up	$509,437		$509,437		$509,437	$559,422

*	This portion of the Long-Term Incentive Plan does not include restricted stock awarded upon plan inception.

(1)	The Long-Term Incentive Plan Agreement entitles Mr. Zawacki to a pro-rated value of the award earned (no award for the 2004 Plan, assumed at target performance for the 2005 Plan and the 2006 Plan), determined at the end of the Performance Period (3 Years), such pro-ration calculated by multiplying the ratio of the number of months he was employed during the Performance Period (24 months in the 2005 Plan, 12 months in the 2006 Plan) to the total number of months in the Performance Period (36) by the value of the award earned ($324,415 at target for the 2005 Plan and $396,410 at target for the 2006 Plan).

(2)	The Corporate Severance Policy entitles Mr. Zawacki to 2 weeks of base pay for each completed year of continuous service (34), not to exceed 52 weeks of base pay ($471,994).

(3)	The Change-In-Control Agreement entitles Mr. Zawacki to a cash lump sum equal to one-twelfth of the severance period (36) multiplied by his base salary ($471,994), plus the greater of the average Annual Incentive Plan bonus award earned in the three most recent complete fiscal years preceding the date of the termination or the target Annual Incentive Plan bonus award for the year in which the termination occurs ($235,997), plus a cash lump sum equal to one-twelfth of the Severance Period (36) multiplied by his target award opportunity in the Long-Term Incentive Plan ($324,415 for the 2005 Plan and $396,410 for the 2006 Plan).

Adelmo S. Lopez

Executive Payments Upon			Involuntary Not-For-
Termination	Death	Disability	Cause Termination	Change in Control
Severance Payments	—	—	$555,017	$1,835,256	(2)
Long-Term Incentive Plan*	—	—	—	—
Stock Options (Unvested And Accelerated)	—	—	—	—
Restricted Stock (Unvested And Accelerated)	$850,000	$850,000	$170,000	$850,000
Tax Gross-Up	—	—	—	$658,697

*	This portion of the Long-Term Incentive Plan does not include restricted stock awarded upon plan inception.

(1)	Mr. Lopez’s offer letter entitles him to 18 months of base pay ($555,017).

(2)	The Change-In-Control Agreement entitles Mr. Lopez to a cash lump sum equal to one-twelfth of the severance period (36) multiplied by his base salary ($370,011), plus the greater of the average Annual Incentive Plan bonus award earned in the three most recent complete fiscal years preceding the date of the termination or the target Annual Incentive Plan bonus award for the year in which the termination occurs ($170,205).
Randall A. Scalise

Executive Payments Upon					Involuntary Not-For-
Termination	Death		Disability		Cause Termination	Change in Control
Severance Payments	—		—		$249,766 (2)	$574,463	(3)
Long-Term Incentive Plan*	$45,528	(1)	$45,528	(1)	—	$189,170
Stock Options (Unvested And Accelerated)	$39,066		$39,066		$39,066	$39,066
Restricted Stock (Unvested And Accelerated)	$288,958		$288,958		$251,558	$288,958
Tax Gross-Up	$55,070		$55,070		$55,070	$87,037

*	This portion of the Long-Term Incentive Plan does not include restricted stock awarded upon plan inception.

(1)	The Long-Term Incentive Plan Agreement entitles Mr. Scalise to a pro-rated value of the award earned (no award for the 2004 Plan, assumed at target performance for the 2005 Plan and the 2006 Plan), determined at the end of the Performance Period (3 Years), such pro-ration calculated by multiplying the ratio of the number of months he was employed during the Performance Period (24 months in the 2005 Plan, 12 months in the 2006 Plan) to the total number of months in the Performance Period (36) by the value of the award earned ($42,000 at target for the 2005 Plan and $52,585 at target for the 2006 Plan).

(2)	The Corporate Severance Policy entitles Mr. Scalise to 2 weeks of base pay for each completed year of continuous service (33), not to exceed 52 weeks of base pay ($249,766).

(3)	The Change-In-Control Agreement entitles him to a cash lump sum equal to one-twelfth of the severance period (24) multiplied by his base salary ($249,766), plus the greater of the average Annual Incentive Plan bonus award earned in the three most recent complete fiscal years preceding the date of the termination or the target Annual Incentive Plan bonus award for the year in which the termination occurs ($74,930), plus a cash lump sum equal to one-twelfth of the Severance Period (24) multiplied by his target award opportunity in the Long-Term Incentive Plan ($42,000 for the 2005 Plan and $52,585 for the 2006 Plan).

David N. Elliott

Executive Payments Upon					Involuntary Not-For-
Termination	Death		Disability		Cause Termination	Change in Control
Severance Payments	—		—		$334,214.40 (2)	$1,470,543	(3)
Long-Term Incentive Plan*	$113,380	(1)	$113,380	(1)	—	$704,370
Stock Options (Unvested And Accelerated)	—		—		—	—
Restricted Stock (Unvested And Accelerated)	$610,300		$610,300		$515,100	$610,300
Tax Gross-Up	$335,944		$335,944		$335,944	$417,314

*	This portion of the Long-Term Incentive Plan does not include restricted stock awarded upon plan inception.

(1)	The Long-Term Incentive Plan Agreement entitles Mr. Elliott to a pro-rated value of the award earned (no award for the 2004 Plan, assumed at target performance for the 2005 Plan and the 2006 Plan), determined at the end of the Performance Period (3 Years), such pro-ration calculated by multiplying the ratio of the number of months he was employed during the Performance Period (24 months in the 2005 Plan, 12 months in the 2006 Plan) to the total number of months in the Performance Period (36) by the value of the award earned ($105,350 at target for the 2005 Plan and $129,440 at target for the 2006 Plan).

(2)	The Offer Letter entitles Mr. Elliott to 12 months of base pay ($334,214).

(3)	The Change-In-Control Agreement entitles him to a cash lump sum equal to one-twelfth of the severance period (36) multiplied by his base salary ($334,214), plus the greater of the average Annual Incentive Plan bonus award earned in the three most recent complete fiscal years preceding the date of the termination or the target Annual Incentive Plan bonus award for the year in which the termination occurs ($133,686), plus a cash lump sum equal to one-twelfth of the Severance Period (36) multiplied by his target award opportunity in the Long-Term Incentive Plan ($105,350 for the 2005 Plan and $129,440 for the 2006 Plan).
Lawrence R. Vicini

Executive Payments Upon					Involuntary Not-For-
Termination	Death		Disability		Cause Termination	Change in Control
Severance Payments	—		—		$246,376 (2)	$566,665	(3)
Long-Term Incentive Plan*	$45,528	(1)	$45,528	(1)	—	$189,170
Stock Options (Unvested And Accelerated)	$39,066		$39,066		$39,066	$39,066
Restricted Stock (Unvested And Accelerated)	$221,468		$221,468		$184,068	$221,468
Tax Gross-Up	$41,005		$41,005		$41,005	$72,972

*	This portion of the Long-Term Incentive Plan does not include restricted stock awarded upon plan inception.

(1)	The Long-Term Incentive Plan Agreement entitles Mr. Vicini to a pro-rated value of the award earned (no award for the 2004 Plan, assumed at target performance for the 2005 Plan and the 2006 Plan), determined at the end of the Performance Period (3 Years), such pro-ration calculated by multiplying the ratio of the number of months he was employed during the Performance Period (24 months in the 2005 Plan, 12 months in the 2006 Plan) to the total number of months in the Performance Period (36) by the value of the award earned ($42,000 at target for the 2005 Plan and $52,585 at target for the 2006 Plan).

(2)	The Corporate Severance Policy entitles Mr. Vicini to 2 weeks of base pay for each completed year of continuous service (35), not to exceed 52 weeks of base pay ($246,376).

(3)	The Change-In-Control Agreement entitles Mr. Vicini to a cash lump sum equal to one-twelfth of the severance period (24) multiplied by his base salary ($246,376), plus the greater of the average Annual Incentive Plan bonus award earned in the three most recent complete fiscal years preceding the date of the termination or the target Annual Incentive Plan bonus award for the year in which the termination occurs ($73,913), plus a cash lump sum equal to one-twelfth of the Severance Period (24) multiplied by his target award opportunity in the Long-Term Incentive Plan ($42,000 for the 2005 Plan and $52,585 for the 2006 Plan).

Director Compensation

					Change in
					Pension Value
					and
				Non-Equity	Nonqualified
	Fees Earned			Incentive Plan	Deferred	All Other
	or	Stock Awards	Option Awards	Compensation	Compensation	Compensation	Total
Name	Paid in Cash ($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Harriet Edelman	49,000	36,550	—	—	—	765	86,315
Cynthia A. Fields	45,500	36,550	—	—	—	765	82,815
John O. Hanna	60,500	36,550	—	—	—	765	97,815
Jerel G. Hollens	43,200	41,611	—	—	—	878	85,689
Craig N. Johnson	201,500	36,550	—	—	—	765	238,815
Murray K. McComas	53,500	36,550	—	—	—	765	90,815
Ronald L. Ramseyer	48,500	36,550	—	—	—	765	85,815
Michael A. Schuler	50,500	36,550	—	—	—	765	87,815
Shelley J. Seifert	39,750	36,550	—	—	—	765	77,065

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information, as of March 16, 2007, with respect to the beneficial ownership of common stock owned by (i) each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Exchange Act, who or which was known to us to be the beneficial owner of more than 5% of the issued and outstanding common stock, (ii) our directors, (iii) each of our executive officers, and (iv) all directors and executive officers of our company as a group.

	Amount of shares
	beneficially	Percentage of
Name of beneficial owner	owned(1)	Class(2)
Security Ownership of More than 5% Stockholders:
Jewelcor Companies(3)	196,800	5.11%
Golden Gate Capital Management II, L.L.C.(4)	312,521	8.11%
Dimensional Fund Advisors LP(5)	254,416	6.60%
PNC Financial Services Group, Inc.(6)	269,755	7.00%
John E. Zawacki(7)	120,875	3.14%
Robert W. Blair(8)	232,730	5.88%
Directors:
Harriet Edelman	4,425	*
Cynthia A. Fields	2,925	*
John O. Hanna	22,600	*
Jerel G. Hollens	975	*
Craig N. Johnson	7,750	*
Murray K. McComas	45,675	1.19%
Ronald L. Ramseyer	4,175	*
Michael A. Schuler	3,100	*
Shelley J. Seifert	850	*
Executive Officers Who are Not Directors:
Adelmo S. Lopez	-0-	*
Lawrence J. Pitorak	-0-	*
David Elliott	9,120	*
Randall A. Scalise	16,601	*
Lawrence R. Vicini	9,868	*
All directors and executive officers as a group (22 persons)	292,419	7.59%

*	Less than 1.0%

(1)	In accordance with Rule 13d-3 promulgated under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if such person has sole or shared voting or dispositive power with respect to such shares, or has a right to acquire beneficial ownership at any time within sixty days of the date of determination of beneficial ownership. As used herein, “voting power” is the power to vote or direct the voting of shares and “dispositive power” is the power to dispose or direct the disposition of shares.

(2)	Percentages based upon 3,854,287 shares of common stock issued and outstanding as of March 16, 2007.

(3)	The address for Jewelcor Companies is 100 N. Wilkes Barre Blvd., Wilkes Barre, Pennsylvania 18702. Based solely on Schedule 13D, filed January 25, 2007 by Seymour Holtzman c/o Jewelco Companies and Evelyn Holtzman, Jewelcor Management Inc., S. H. Holdings, Inc., Jewelcor Incorporated, Holtzman Opportunity Fund, L.P., SH Independence, Holtzman Financial Advisors, which states that the reporting persons owned an aggregate of 196,800 shares of common stock.

(4)	The address for Golden Gate Capital Management II, L.L.C. is One Embercadero Center, 33rd Floor, San Francisco, California 94111. Based solely on Schedule 13D, filed January 18, 2007 as amended by Schedule 13D/A filed January 24, 2007, by Golden Gate Capital Management II, L.L.C., Golden Gate Capital Investment Fund II, L.P., ZZZ Holdings LLC, Catalog Holdings LLC, which states that the foregoing entities have sole voting power over 312,521 shares of common stock and sole dispositive power over 312,521 shares of common stock, and by David C. Dominik and Jesse T. Rogers, stating that Messrs. Dominik and Rogers have shared voting power over 312,521 shares of common stock and shared dispositive power over 312,521 shares of common stock, and by Appleseed’s Topco, Inc. and BLR Acquisition Corp., which states that the foregoing entities have no voting or dispositive power over 312,521 shares of common stock.

(5)	The address for Dimensional Fund Advisors LP is 1299 Ocean Avenue, Santa Monica, CA 90401. Based solely on a Schedule 13G filed February 1, 2006 which states the reporting person beneficially owned 254,416 shares of our common stock as of such date.

(6)	The address for PNC Financial Services Group, Inc. is One PNC Plaza 249 Fifth Avenue, Pittsburgh, PA 15222-2707. Based solely on a Schedule 13G filed February 12, 2007 by PNC Financial Services Group, Inc., PNC Bancorp, Inc. and PNC Bank, National Association which states the reporting persons owned 269,755 shares of our common stock as of such date.

(7)	Mr. Zawacki resigned as our President and Chief Executive Officer on January 21, 2007.

(8)	The address for Robert W. Blair is 311 East Street, Warren, Pennsylvania 16365. Based solely on a Schedule 13G filed February 10, 2006 which states the reporting person beneficially owned 232,730 shares of our common stock as of such date.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Not applicable.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The Company’s independent public accountants for the year ended December 31, 2006 were Ernst & Young LLP. The Audit Committee of the Company’s Board of Directors has reappointed Ernst & Young LLP to continue as independent public accountants for the Company for the year ending December 31, 2007, subject to the ratification of such appointment by the stockholders. Fees for the last two fiscal years were:

	2006	2005
Audit Fees	$630,926	$718,448

Audit-Related Fees(1)	1,500	44,800

Tax Fees(2)	8,864	14,398

All Other Fees	—	—

(1)	Fees billed for assurance and related services relating to online advisory services in 2006 and audit and financial statements (Profit Sharing and Savings Plan Audit) in 2005.

(2)	Fees billed for professional services rendered for tax consulting in 2006 and for foreign tax services in 2005.
     The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent public accountant. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent public accountant is engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services provided that the Chair reports any decisions to the Committee at its next scheduled meeting.
     All audit-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES.
(1) Financial Statements.
Not applicable.
(2) Financial Statement Schedules.
Not applicable.
(3) List of Exhibits.
The exhibits filed as a part of this Form 10-K/A are as follows (filed herewith unless otherwise noted):
2	Agreement and Plan of Merger among Blair Corporation, BLR Acquisition Corp. and Appleseed’s Topco, Inc., dated as of January 23, 2007 (1)

3.1	Restated Certificate of Incorporation of the Company (2)

3.2	Amended and Restated Bylaws of Blair Corporation (3)

4	Specimen Common Stock Certificate (4)

10.1	Stock Accumulation and Deferred Compensation Plan for Directors (5)

10.2	Blair Corporation 2000 Omnibus Stock Plan (6)

10.3	Blair Credit Agreement (7)

10.4	Amendment No. 2 to Credit Agreement (8)

10.5	Amendment No. 3 to Credit Agreement (9)

10.6	Amendment No. 4 to Credit Agreement (10)

10.7	Amendment No. 5 to Credit Agreement (11)

10.8	Change in Control Severance Agreement – Vice Presidents (12)

10.9	Change in Control Severance Agreement – CEO and Senior Vice Presidents (13)

10.10	Purchase, Sale and Capital Servicing Transfer Agreement (14)

10.11	Private Label Credit Program Agreement (15)

10.12	First Amendment to the Private Label Credit Program Agreement (16)

10.13	Second Amendment to the Private Label Credit Program Agreement (17)

10.14	Amendment Agreement, dated as of July 15, 2005, which amends the Receivables Purchase Agreement (18)

10.15	Amended and Restated Credit Agreement, dated as of July 15, 2005 (19)

10.16	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 23, 2006 (20)

10.17	Agreement among Blair Corporation and Loeb, dated as of May 24, 2005 (21)

10.18	Agreement among Blair Corporation and Mr. Phillip Goldstein and Mr. Andrew Dakos, dated as of May 24, 2005 (22)

10.19	Agreement among Blair Corporation and Santa Monica and Mr. Lawrence Goldstein, dated as of May 25, 2005 (23)

10.20	Offer letter between Blair Corporation and Adelmo S. Lopez (24)

10.21	Offer letter between Blair Corporation and Larry J. Pitorak (25)

11	Statement regarding computation of per share earnings (26)

14	Code of Ethics (27)

21	Subsidiaries of Blair Corporation (28)

23	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification pursuant to Section 302 (29)

31.2	CFO Certification pursuant to Section 302 (30)

31.3	CEO Certification pursuant to Section 302

31.4	CFO Certification pursuant to Section 302

32.1	CEO Certification pursuant to Section 906 (31)

32.2	CFO Certification pursuant to Section 906 (32)

32.3	CEO Certification pursuant to Section 906

32.4	CFO Certification pursuant to Section 906

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on January 23, 2007 (SEC File No. 1-878).

(2)	Incorporated herein by reference to Exhibit A to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 1995 (SEC File No. 1-878).

(3)	Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 19, 2000 (SEC File No. 333-41772).

(4)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 19, 2000 (SEC File No. 333-41770).

(5)	Incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed with the SEC on March 20, 1998 (SEC File No. 1-878).

(6)	Incorporated herein by reference to Appendix A to the Company’s Proxy Statement filed with the SEC on March 14, 2003 (SEC File No. 1-878).

(7)	Incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on January 9, 2002 (SEC File No. 1-878).

(8)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 8, 2003 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(9)	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 9, 2004 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(10)	Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of the Company filed with the SEC on March 1, 2005 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(11)	Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 6, 2005 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(12)	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 9, 2004 (SEC File No. 1-878).

(13)	Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 9, 2004 (SEC File No. 1-878).

(14)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 27, 2005 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(15)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on April 27, 2005 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(16)	Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 9, 2006 (SEC File No. 1-878).

(17)	Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 9, 2006 (SEC File No. 1-878).

(18)	Incorporated herein by reference to Exhibit (b) (i) to the Company’s Schedule TO filed with the SEC on July 20, 2005 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(19)	Incorporated herein by reference to Exhibit (b) (ii) to the Company’s Schedule TO filed with the SEC on July 20, 2005 (SEC File No. 1-878). Certain schedules to the agreement have been omitted.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 24, 2006 (SEC File No. 1-878).

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 27, 2005 (SEC File No. 1-878).

(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 27, 2005 (SEC File No. 1-878).

(23)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on May 27, 2005 (SEC File No. 1-878).

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 25, 2007 (SEC File No. 1-878).

(25)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 25, 2007 (SEC File No. 1-878).

(26)	Incorporated by reference to Note 5 of the financial statements included in the 2006 Annual Report on Form 10-K of the Company filed with the SEC on March 16, 2007 (SEC File No. 1-878).

(27)	Incorporated by reference to Exhibit 14 to the 2003 Annual Report on Form 10-K of the Company filed with the SEC on March 15, 2004 (SEC File No. 1-878).

(28)	Incorporated by reference to Exhibit 21 to the 2006 Annual Report on Form 10-K of the Company filed with the SEC on March 16, 2007 (SEC File No. 1-878).

(29)	Incorporated by reference to Exhibit 31.1 to the 2006 Annual Report on Form 10-K of the Company filed with the SEC on March 16, 2007 (SEC File No. 1-878).

(30)	Incorporated by reference to Exhibit 31.2 to the 2006 Annual Report on Form 10-K of the Company filed with the SEC on March 16, 2007 (SEC File No. 1-878).

(31)	Incorporated by reference to Exhibit 32.1 to the 2006 Annual Report on Form 10-K of the Company filed with the SEC on March 16, 2007 (SEC File No. 1-878).

(32)	Incorporated by reference to Exhibit 32.2 to the 2006 Annual Report on Form 10-K of the Company filed with the SEC on March 16, 2007 (SEC File No. 1-878).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLAIR CORPORATION (Registrant)
Date: April 24, 2007	By:	/s/ Adelmo S. Lopez
ADELMO S. LOPEZ
President and Chief Executive Officer

	By:	/s/ Larry J. Pitorak
LARRY J. PITORAK
Senior Vice President, Chief Financial Officer and Chief Administrative Officer

	By:	/s/ Michael R. Delprince
MICHAEL R. DELPRINCE
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: April 24, 2007	By:	/s/ Craig N. Johnson

CRAIG N. JOHNSON
Chairman of the Board of Directors

Date: April 24, 2007	By:	/s/ Harriet Edelman

HARRIET EDELMAN
Director

Date: April 24, 2007	By:	/s/ John O. Hanna

JOHN O. HANNA
Director

Date: April 24, 2007	By:	/s/ Michael A. Schuler

MICHAEL A. SCHULER
Director

Date: April 24, 2007	By:	/s/ Ronald L. Ramseyer

RONALD L. RAMSEYER
Director

Date: April 24, 2007	By:	/s/ Cynthia A. Fields

CYNTHIA A. FIELDS
Director

Date: April 24, 2007	By:

JEREL G. HOLLENS
Director

Date: April 24, 2007	By:

SHELLEY J. SEIFERT
Director

Date: April 24, 2007	By:	/s/ Murray K. McComas

MURRAY K. MCCOMAS
Director